Form 10QSB
period 2001-09-30
SRM NETWORKS INC
filed 2001-11-14
CIK 1156784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from               to
                                              ---------------    ---------------

Commission File Number: 000-33231

                               SRM Networks, Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                95-4868120
------                                                                ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


              1241 North Central Avenue, Suite 7, Glendale, California 91202
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (818) 243.1181
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 3,225,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements
-----------------------------



                               SRM NETWORKS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                               SRM NETWORKS, INC.
                          (a development stage company)

                                    CONTENTS





                                                                           PAGE

Financial Statements (Unaudited)

     Balance Sheet                                                           4

     Statements of Operations                                                5

     Statements of Changes in Stockholders' Equity                           6

     Statements of Cash Flows                                                7

     Notes to Financial Statements                                           8

                               SRM NETWORKS, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)



                                     ASSETS
                                     ------

Current assets
   Cash                                                           $       3,467
    Accounts receivable, net of allowance of $-0-                           405
                                                                  -------------

    Total current assets                                                  3,872

Other assets                                                                ---
                                                                  -------------

    Total assets                                                  $       3,872
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $       1,000
                                                                  -------------

    Total current liabilities                                             1,000
                                                                  -------------


Stockholders' Equity
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                            ---
                                                                  -------------
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 2,500,000                          2,500
    Additional paid-in capital                                           14,207
    Deficit accumulated during the development stage                    (13,835)
                                                                  -------------

       Total stockholders' equity                                         2,872
                                                                  -------------

          Total liabilities and stockholders' equity              $       3,872
                                                                  =============





                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                   JUNE 8, 2001
                                                                        THREE MONTHS ENDED        (INCEPTION) -
                                                                        SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                                                     -----------------------    -------------------
Revenues
   Website hosting                                                         $          280          $          400
   Website development                                                                793                   1,393
    Less: returns and allowances                                                      ---                     ---
                                                                           --------------          --------------


         Net revenues                                                               1,073                   1,793


Operating expenses
   Legal and professional fees                                                      9,508                  12,183
   Occupancy                                                                          595                     740
   Office supplies                                                                  2,670                   2,705
                                                                           --------------          --------------

    Total operating expenses                                                       12,773                  15,628
                                                                           --------------          --------------

Loss from operations                                                              (11,700)                (13,835)
                                                                           --------------          --------------

Provision for income tax expense (benefit)                                            ---                     ---
                                                                           --------------          --------------

Net loss/Comprehensive loss                                                $      (11,700)         $      (13,835)
                                                                           ===============         ==============

Net income per common share --- basic and diluted                          $         (---)         $         (---)
                                                                           ===============         ==============

Weighted average of common shares --- basic and diluted                         2,500,000               2,500,000
                                                                           ===============         ==============






                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               JUNE 8, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                             Common Stock              Additional
                                      ---------------------------       Paid-In       Accumulated
                                         Shares          Amount          Capital        Deficit            Total
                                      ------------    ------------    ------------   -------------      -------------
Balance, June 8, 2001                          ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  June 9, 2001                           2,500,000         2, 500           7,500             ---              10,000

Cost of occupancy
   Contributed by officer                      ---            ---             145             ---                 145

Net loss/comprehensive loss                    ---                            ---          (2,135)             (2,135)
                                      ------------    ------------    ------------   -------------      -------------

Balance, June 30, 2001                   2,500,000          2,500           7,645          (2,135)              8,010
                                      ------------    ------------    ------------   -------------      -------------

Registration expenses                          ---            ---           5,967             ---               5,967

Cost of occupancy
   Contributed by officer                      ---            ---             595             ---                 595

Net loss/comprehensive loss                    ---            ---             ---         (11,700)            (11,700)
                                      ------------    ------------    ------------   -------------      -------------

Balance, September 30, 2001              2,500,000    $     2,500     $    14,207     $   (13,835)        $     2,872
                                      ============    ============    ============   =============      =============






                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   JUNE 8, 2001
                                                                         THREE MONTHS ENDED        (INCEPTION) -
                                                                          SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                         --------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $      (11,700)       $       (13,835)
   Adjustments  to  reconcile  net loss to net cash used in  operating activities
    Occupancy costs contributed by officer                                             595                    740

    Registration expenses paid by officer                                            5,967                  5,967

    Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable                                      315                   (405)
       Increase (decrease) in accounts payable
         and accrued expenses                                                       (1,000)                 1,000
                                                                           ----------------       ---------------

          Net cash provided by operating activities                                 (5,823)                (6,533)
                                                                           ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   ---                    ---
                                                                           ----------------       ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                              ---                 10,000
                                                                           ----------------       ---------------

          Net cash provided by financing activities                                    ---                 10,000
                                                                           ----------------       ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                      (5,823)                 3,467

CASH AND CASH EQUIVALENTS, beginning of period                                       9,290                    ---
                                                                           ----------------       ---------------

CASH AND CASH EQUIVALENTS, end of period                                   $          3,467       $         3,467
                                                                           ----------------       ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW   INFORMATION
    Income taxes paid                                                      $            ---       $           ---
                                                                           ================       ===============
    Interest paid                                                          $            ---       $           ---
                                                                           ================       ===============




                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended June 30, 2001 included in the Company's registration statement filing on Form SB-2.


NOTE 2 - COMMON STOCK

            On June 9, 2001, the Company issued 2,500,000 shares of its common stock to its officers for cash of $10,000. Since there was no readily available market value at the time of issuance, the value of $0.004 per share was considered as a reasonable estimate of fair value between the Company and the officers.


NOTE 3 - RELATED PARTY TRANSACTIONS

         On June 9, 2001, the Company issued 2,500,000 shares of its common stock to it current officers for cash as described in Note 3.

         On August 31, 2001, legal and professional expenses related to the Company's registration statement were paid by its officer in the amount of $5,967. The payment of the fees was considered an additional contribution to capital by the officer and the Company.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the period June 8, 2001 (inception) through June 30, 2001 and are considered additional contributions of capital by the officer and the Company.


NOTE 4 - SUBSEQUENT EVENTS

         On November 1, 2001, the Company issued 725,000 pursuant to its registration statement on Form SB-2 at $0.05 per share for a total of $36,250.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are an Internet solutions company that specializes in website hosting and development services. Website hosting encompasses a broad range of possible services, including basic services, such as simply posting a customer's website on the Internet using the hosting company's computer hardware and software, as well as enhanced services such as enabling financial transactions over the Internet, email, audio and video capabilities. Enhanced services may be developed internally by the web hosting company or purchased from external sources and resold by the web hosting company.

We offer, on a resale basis, a range of basic and enhanced web hosting services to businesses wishing to place their website on the Internet. These businesses often decide to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the website and obtaining enhanced services themselves. We focus on meeting the needs of small and medium-sized businesses and individuals who are establishing a commercial or informational presence on the Internet.

For the period from June 8, 2001, our date of formation, through September 30, 2001.
-----------------------------------------------------------------------------

Liquidity and Capital Resources. We had cash of $3,467 as at September 30, 2001. Our accounts receivable were approximately $405 as at September 30, 2001. Despite our limited history, we believe that we will collect those receivables in a timely fashion. Our total current assets are $3,872. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Results of Operations.

Revenues. From our inception on June 8, 2001 through September 30, 2001, we realized revenues of approximately $1,793 from providing web hosting and development services. We hope to generate more revenues as we expand our customer base and service menu.

Operating Expenses. For the quarter ended September 30, 2001, our total expenses were approximately $12,773. The majority of those expenses were represented by legal and professional fees of $9,508. We also had expenses for occupying our offices, in the amount of $595, and for office supplies in the amount of $2,670. For the quarter ended September 30, 2001, we experienced a net loss of approximately $11,700. Additionally, from our inception on June 8, 2001 to September 30, 2001, we experienced a net loss of approximately $13,835.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must increase our current customer base. We must also effectively market our services. We anticipate that we will use the revenues generated to fund marketing activities and for working capital. Our failure to market and promote our services will harm our business and future financial performance.

We had cash of $3,467 as at September 30, 2001. In the opinion of management, available funds will satisfy our working capital requirements through March 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations, although we have not made any efforts to obtain additional capital. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 2,500,000 shares of our common stock, which represents approximately 77.52% of our common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. As of September 30, 2001, our officers and directors provided us with our initial capitalization of $10,000. On September 6, 2001, Mr. Sherman contributed an additional $5,000 to pay any expenses that we may incur in the next two months. We have not negotiated any specific repayment terms with Mr. Sherman.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SRM Networks, Inc.,
                                        a Nevada corporation



November 13, 2001              By:      /s/  Scott Sherman
                                        -----------------------------------
                                                 Scott Sherman
                                        Its:     President, Secretary, Director