Form 10KSB
period 2001-12-31
SRM NETWORKS INC
filed 2002-04-12
CIK 1156784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB






[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                           ------------------   ----------------

Commission File Number: 000-33231

                               SRM Networks, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               95-4868120
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1241 North Central Avenue, Suite 7, Glendale, California                  91202
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (818) 243.1181
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


  Title of each class registered:    Name of each exchange on which registered:
  -------------------------------    ------------------------------------------

                None                                    None
                ----                                    ----

Securities registered under Section 12(g) of the Act:

                        Common Stock, Par Value $.001
                        -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $2,253.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 11, 2002, approximately $0.

As of April 11, 2002, there were 35,475,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        [ ] Yes         [X] No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background.  We were incorporated in Nevada on June 8, 2001.

Our Business. We are an Internet solutions company that specializes in website hosting and development services. Website hosting encompasses a broad range of possible services, including basic services, such as simply posting a customer's website on the Internet using the hosting company's computer hardware and software, and enhanced services such as enabling financial transactions over the Internet, email, audio and video capabilities. Enhanced services may be developed internally by the web hosting company or purchased from external sources and resold by the web hosting company. We focus on meeting the needs of small and medium-sized businesses and individuals who are establishing a commercial or informational presence on the Internet.

Our Products and Services. We offer, on a resale basis, a range of basic and enhanced web hosting services to businesses wishing to place their website on the Internet. These businesses often decide to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the website and obtaining enhanced services themselves.

We also offer website design and development services. Website design and development may include such features as graphics, text, color, typestyle, audio and video. The person or company typically responsible for assisting in the design and maintenance of a website is called a webmaster. This function is labor intensive and would involve significant human resources and time to service a broad customer base. Consequently, webmaster functions are typically performed by specialized companies servicing a number of customers. These customers may also rely upon their webmasters to direct them to suitable hosting or Internet service provider company.

We also provide server co-location services. Server co-location services involve a customer physically placing their computer hardware, referred to as a server, on our premises. The customer gains access to our Internet support and maintenance services, high-speed Internet connections, security systems and appropriate physical environment for the server, such as static free and air-conditioned.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of small and medium sized businesses that wish to have a website on the Internet without incurring the costs and time delays involved with developing, maintaining and updating a web presence on their own. The website is an informational or an informational/ commercial tool for these customers. In addition to small and medium sized businesses, reseller web hosting services may be purchased by entities, such as value added resellers, or VARs, and original equipment manufacturers, or OEMs, that will resell the services in connection with their own web related services.

Our marketing strategy is to promote our services and products and attract businesses to our website. Our marketing initiatives include:

    o utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;
    o    links to industry focused websites;
    o advertising by television, radio, banners, affiliated marketing and direct mail; and
    o    presence at industry tradeshows.

Growth Strategy. Our objective is to become a dominant provider of web hosting and development services. Our strategy is to provide clients with exceptional personal service and high quality web design. Key elements of our strategy include:

    o    increase our relationships with businesses;
    o increase our relationships with third party providers of web products and services;

    o    continue and expand our website;
    o    provide additional services for businesses and consumers; and
    o pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our business development.

Competition. The markets for web hosting and development are very competitive. Our current and potential competitors include:

    o    other web hosting and Internet services companies;
    o    regional and national ISPs;
    o    regional and national telecommunications companies; and
    o    large information technology outsourcing firms.

We believe that most web-hosting competitors fit into two major groupings, each having our own set of competitive strengths and weaknesses. The first grouping, and most obvious of direct competition, are the big telephone and cable companies. We believe that because of their large corporate size, it takes these competitors much longer to develop and incorporate new features into their hosting services and to offer those services at a competitive price without subsidizing the pricing. As a result, we believe that by careful attention to our cost structure and rapid response to market demand for new features we can effectively compete with larger and more financially secure companies, both in services provided and on price.

The second major type of competitors is the pure website hosting companies. We believe that many of these companies have insufficient resources, inadequate infrastructure, insufficient Internet connectivity, and/or inadequate technical support. These companies may have congested network servers and slow Internet connectivity causing delays in website access and upload. This can result in lost customers visiting and exploring a website through abandoned connections. The smaller of these companies the less they are able to scale and respond quickly to their customers' growth requirements and may not be capable of supporting large numbers of new customers. While some of these pure website hosting companies may face these competitive deficiencies, there are a number of website hosting companies that have shown the ability to compete effectively. Our ability to compete with these companies over time is unproven.

Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us, and may have greater name recognition. These companies might be willing to sacrifice profitability to capture a greater portion of the market for web hosting or related web hosting activities, or pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives.

Our Website www.srmnetworks.com. Our current website displays our corporate logo and contact information and provides a general description of the services that we provide as well as prices of those services.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties.

We own the Internet domain name www.srmnetworks.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Government Regulation. Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations.

Our Research and Development. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of April 11, 2002, we have two part time employees. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to for website design and development.

Facilities. Our executive, administrative and operating offices are located 1241 North Central Avenue, Suite 7, Glendale, California 91202. We do not own our offices. Scott Sherman, our former officer and director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Sherman does not expect to be paid or reimbursed for providing office facilities.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

         ============================= ===========================
         Property                          December 31, 2001
         ----------------------------- ---------------------------
         Cash                                             $24,382
         ============================= ===========================

Our facilities. Our executive, administrative and operating offices are located at 1241 North Central Avenue, Suite 7, Glendale, California 91202. Scott Sherman, our former officer and director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Sherman does not expect to be paid or reimbursed for providing office facilities.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Since February 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "SRMW". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Since February 2002, our common stock has not traded. The price per share is currently $0.00 per share.

No shares of our common stock can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three (3) months an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

On August 7, 2001, we filed a registration statement on Form SB-2 with the SEC to register 3,000,000 shares of our common stock for sale by us. That registration statement was declared effective by the SEC on October 9, 2001.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. As of December 31, 2001, the approximate number of holders of record of shares of our common stock is thirty.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

On February 8, 2002, our Board of Directors authorized a forward split of all of our issued and outstanding shares of common stock on an eleven to one (11:1) basis. Such split was effectuated through a dividend of ten (10) shares of common stock for each share of common stock then held of record by such holder. The record date for that declared dividend was February 14, 2002. The pay date for that declared dividend was February 15, 2002.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. Our total current assets are $44,422 as of December 31, 2001. Of those assets, approximately $24,382 was cash, $40 was accounts receivable and $20,000 was due to us from advances to stockholders. As of March 21, 2002, those stockholders had repaid us in full. On August 7, 2001, we filed a registration statement on Form SB-2 with the SEC to register 3,000,000 shares of our common stock for sale by us. That registration statement was declared effective by the SEC on October 9, 2001. On November 1, 2001, we sold 725,000 pursuant to our registration statement on Form SB-2 at $0.05 per share for a total of $36,250.

Our total current liabilities were approximately $26,806 as of December 31, 2001, of which $8,171 are represented by accounts payable and accrued expenses. $4,635 of those liabilities is represented by advances from a stockholder. As of March 21, 2002, we have repaid that advance by the stockholder. $14,000 of those liabilities is represented by stock subscriptions payable. During December 2001, we received $14,000 cash from certain subscribers for 280,000 shares of our common stock at $0.05 per share pursuant to our registration statement on Form SB-2. Prior to issuance of the common stock, and after further review of the subscriptions agreements by our management and our legal counsel, we subsequently rejected and cancelled the related subscription agreements and returned the entire $14,000 of stock subscribed on January 27, 2002.

Results of Operations.

Revenues. From our inception on June 8, 2001 through December 31, 2001, we realized revenues of approximately $2,253 from providing web hosting and development services. We hope to generate more revenues as we expand our customer base and service menu.

Operating Expenses. For the period from inception on June 8, 2001 through December 31, 2001, our total expenses were approximately $38,189. The majority of those expenses were represented by consulting services of $8,396, and legal and professional fees of $21,269. We also had expenses for occupying our offices, in the amount of $1,335, and for office supplies in the amount of $7,189. For the period from inception on June 8, 2001 through December 31, 2001, we experienced a net loss of approximately $35,936.

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

We had cash of $24,382 as at December 31, 2001. In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations, although we have not made any efforts to obtain additional capital. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officer and director will contribute funds to pay for our expenses. Our belief that our officer and director will pay our expenses is based on the fact that our officer and director owns 27,500,000 shares of our common stock, which represents approximately 77.52% of our common stock. We believe that our officer and director will continue to pay our expenses as long as he maintains his ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. We have conducted informal discussions with potential acquisition or merger candidates, although we have not conducted any formal negotiations. We cannot guaranty that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 7.  Financial Statements
-----------------------------








                               SRM NETWORKS, INC.


                         REPORT AND FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                               SRM NETWORKS, INC.


                                    CONTENTS





                                                                           PAGE
                                                                           ----

Independent Auditor's Report                                                10

Financial Statements:

     Balance Sheet                                                          11

     Statement of Operations                                                12

     Statement of Changes in Stockholders' Equity                           13

     Statement of Cash Flows                                                14

     Notes to Financial Statements                                          15

                          Independent Auditors' Report



To the Stockholders of
SRM Networks, Inc.


         I have audited the accompanying balance sheet of SRM Networks, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period June 8, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRM Networks, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period June 8, 2001 (inception) through December 31, 2001 in conformity with generally accepted accounting principles in the United States.




                                       /s/ Quintanilla
                                       A Professional Accountancy Corporation
                                       Irvine, California


                                       February 14, 2002

                               SRM NETWORKS, INC.


                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS
                                     ------

Current assets
    Cash                                                                   $     24,382
    Accounts receivable, net of allowance for doubtful accounts of $-0-              40
    Advances to stockholders                                                     20,000
                                                                             ----------
       Total current assets                                                      44,422

Other assets                                                                        ---
                                                                             ----------
          Total assets                                                     $     44,422
                                                                            ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                                  $      8,171
    Advances from stockholder                                                     4,635
    Stock subscriptions payable                                                  14,000
                                                                             ----------
       Total current liabilities                                                 26,806

Contingencies

Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 3,225,000                                  3,225
    Additional paid-in capital                                                   50,327
    Accumulated deficit                                                         (35,936)
                                                                             ----------
       Total stockholders' equity                                                17,616
                                                                             ----------
          Total liabilities and stockholders' equity                       $     44,422
                                                                             ==========


                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.


                             STATEMENT OF OPERATIONS

               JUNE 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



Revenues
    Website hosting                                               $       1,660
    Website development                                                     593
     Less: returns and allowances                                           ---
                                                                   ------------
       Net revenues                                                       2,253

Operating expenses
    Consulting services                                                   8,396
    Legal and professional fees                                          21,269
     Occupancy
                                                                          1,335
     Office supplies and expense                                          7,189
                                                                   ------------
       Total operating expenses                                          38,189
                                                                   ------------
Loss from operations                                                    (35,936)

Provision for income tax expense (benefit)                                  ---
                                                                   ------------
Net loss/comprehensive loss                                       $     (35,936)
                                                                   ============
Net loss/comprehensive loss per common share-- basic and diluted  $        (---)
                                                                   ============
Weighted average of common shares-- basic and diluted                 2,718,700
                                                                   ============





                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.


                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

               JUNE 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001


                                         Common Stock               Additional
                                         ------------                Paid-In        Accumulated
                                     Shares          Amount          Capital          Deficit             Total
                                  ------------     -----------     -----------     -----------         -----------
Balance, June 8, 2001                      ---    $       ---     $       ---     $        ---        $        ---

Issuance of common stock,
  June 9, 2001                       2,500,000           2,500           7,500             ---              10,000

Issuance of common stock,
  October 30, 2001                     523,000             523          25,627             ---              26,150

Issuance of common stock,
  November 1, 2001                     202,000             202           9,898             ---              10,100

Registration expenses                      ---             ---           5,967             ---               5,967

Cost of occupancy
  contributed by officer                   ---             ---           1,335             ---               1,335

Net loss/comprehensive loss                ---             ---             ---         (35,936)            (35,936)
                                  ------------     -----------     -----------     -----------         -----------
Balance, December 31, 2001           3,225,000    $       3,225   $     50,327    $    (35,936)       $    (17,616)
                                  ============     ============    ===========     ===========          ==========




                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.


                             STATEMENT OF CASH FLOWS

               JUNE 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



Cash flows from operating activities
    Net loss                                                    $      (35,936)
    Adjustments to reconcile net loss to net cash
    used in operating activities
       Registration expenses paid by officer                             5,967
       Occupancy cost contributed by officer                             1,335
       Changes in operating assets and liabilities
          (Increase) in accounts receivable                                (40)
          Increase in accounts payable and accrued expenses              8,171
                                                                  ------------
              Net cash used by operating activities                    (20,503)

Cash flows from investing activities                                       ---
                                                                  ------------
              Net cash provided by investing activities                    ---

Cash flows from financing activities
    Cash advances (to) stockholders                                    (20,000)
    Cash advances from stockholders                                      4,635
    Stock subscriptions payable                                         14,000
    Proceeds from issuance of common stock                              46,250
                                                                  ------------
              Net cash provided by financing activities                 44,885
                                                                  ------------
Net increase in cash                                                    24,382

Cash, beginning of period                                                  ---
                                                                  ------------
Cash, end of period                                             $       24,382
                                                                 =============

Supplemental disclosure of cash flow information
    Income taxes paid                                           $          ---
                                                                 =============
    Interest paid                                               $          ---
                                                                 =============




                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - SRM Networks, Inc. (the "Company") was incorporated in the state of Nevada on June 8, 2001. The Company is an Internet solutions company that specializes in website hosting and development services. The Company is headquartered in Glendale, California.

         Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2001, the Company had no cash equivalents.

         Accounts Receivable - Accounts receivable represent valid claims against debtors for sales or other charges arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts will be computed as a percentage (%) of sales when experienced is established. As of December 31, 2001, the Company considered all receivables fully collectible.

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash and accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         Recognition of Revenues - The Company records revenues of its services when they are complete, fee is fixed or determinable and collectibility is reasonably assured.

         Income Taxes - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         Net Loss per Common Share - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

         Comprehensive Income/Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2001, the Company had no other components of its comprehensive income other than net loss as reported on the statement of operations.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               SRM NETWORKS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 2 - CONTINGENCIES

         As shown in the accompanying financial statements, the Company has incurred a net operating loss of $35,936 since inception for the year ended December 31, 2001. As such, there is no assurance that rapid technological changes, changing customer needs and evolving Internet and e-commerce standards will enable the Company to introduce new services on a continual and timely basis so that profitable operations can be attained.

         Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. By having completed its registration process over the last six months, the Company has positioned itself to focus on securing its revenues sources, and management currently expects to meet its revenue targets for the remainder of 2002. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.


NOTE 3 - ADVANCES TO/FROM STOCKHOLDERS

         Periodically during the period from May 25, 2001 (inception) through December 31, 2001, the Company advanced and received cash from various officers. These advances are due on demand and are to be paid as cash becomes available. At December 31, 2001, the Company had advances to stockholders in the amount of $20,0000 and an advance from an unrelated stockholder in the amount of $4,635. These advances were not made in connection with an issuance of common stock to any of the stockholders. Subsequently, all advances to or from stockholders had been paid in full as of March 21, 2002.


NOTE 4 - ACCRUED EXPENSES

         Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by outside, third parties and by the founders. As such, there is no accrual for wages or compensated absences as of December 31, 2001.

                               SRM NETWORKS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 5 - STOCKHOLDERS' EQUITY

         Common Stock Issued - On June 9, 2001, the Company issued 2,500,000 shares of its common stock to its officers for cash of $10,000. Since there was no readily available market value at the time of issuance, the value of $0.004 per share was considered as a reasonable estimate of fair value between the Company and the officers.

         On October 30 and November 1, 2001, the Company issued 725,000 shares of its common stock to various individuals and an entity pursuant to its registration statement filing on Form SB-2 under the Securities Act of 1933. Per the registration statement, the Company issued the shares at $0.05 per share for a total of $36,250.

         Stock Subscriptions Payable - During December 2001, the Company received $14,000 cash from certain stock subscribers for 280,000 shares of its common stock at $0.05 per share pursuant to its registration statement on Form SB-2. Prior to issuance of the common stock, and after further review of the subscriptions agreements by the Company's management and its outside legal counsel, the Company subsequently rejected and cancelled the related subscription agreements and returned the entire $14,000 of stock subscribed on January 27, 2002.


NOTE 6 - INCOME TAXES

         At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $35,936, expiring 2016, that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

         In addition, the Company has deferred tax assets of approximately $5,400 at December 31, 2001. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($5,400) has been provided for the deferred tax assets.


Note 7 - RELATED PARTY TRANSACTIONS

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

                               SRM NETWORKS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 8 - SUBSEQUENT EVENTS

         Stock Subscriptions Payable - On January 27, 2002, the Company returned cash of $14,000 to various individuals whose stock subscription agreements were rejected by the Company as previously detailed in Note 4.

         Stock Split - On February 8, 2002, the Company's Board of Directors authorized the splitting of the Company's common stock on an eleven-to-one (11:1) basis for stockholders of record on February 14, 2002 and the resulting shares from the split were distributed on February 15, 2002. On February 15, 2002, there were 35,475,000 shares issued and outstanding. There was no proforma effect on net loss per common share for the period ended December 31, 2001.

         Change of Control - On February 15, 2002, the Company's President and Treasurer sold their respective shares totaling 27,500,000 of common stock to an individual for $55,000. In connection with the sale, the President and Treasurer resigned from their positions as officers and as Directors of the Company on February 21, 2002. For further information, also see the Company's current report on Form 8-K filed on February 19, 2002.

         Advances to/from stockholders - On March 21, 2002, all advances to or from stockholders had been paid as previously disclosed in Note 3.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Our directors and principal executive officers are as specified on the following table:

======================= ======= ===============================================
Name                       Age   Position
----------------------- ------- -----------------------------------------------
Jan C. Barcikowski         47    president, secretary, treasurer and a director
======================= ======= ===============================================

Jan C. Barcikowski. Mr. Barcikowski has been our president, secretary, treasurer and a director since February 2002. Mr. Barcikowski is responsible for developing our growth strategy and evaluating financing opportunities for corporate expansion and growth. For the past 20 years, Mr. Barcikowski has practiced as attorney in Europe and has worked with several investment banking and brokers during that time. Mr. Barcikowski is not an officer or director of any other reporting company.

Key Personnel:

On February 21, 2002, Scott Sherman resigned as the president, secretary and one of our directors. Also on February 21, 2002, Brad Thompson resigned as the treasurer, chief financial officer and one of our directors. Their resignations were reported on Form 8-K which was filed with the SEC on February 25, 2002, and were not the result of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Sherman and Mr. Thompson have agreed to remain with us as employees. We hope to enter into employment agreements with Mr. Sherman and Mr. Thompson, although we have not entered into any negotiations with them, nor do we know what the terms will be of any proposed agreements.

Scott J. Sherman. Mr. Sherman manages all aspects of our operations, including web development and marketing and sales of our products. From January 2001 to May 2001, Mr. Sherman worked, as a Sr. Account Manager for Speedera Networks, Inc. Speedera Networks, Inc. provides managed services for global load balancing, failover, content delivery, and streaming media to improve the quality of the Internet experience for users worldwide. From January 2000 to January 2001, Mr. Sherman was the western USA regional manager for Adero, Inc. which provides website performance services for companies worldwide. From 1998 to January 2000, Mr. Sherman worked was the director of western operations for Lynxus, Inc., a national internet service provider. From 1996 to August 1998, Mr. Sherman worked for Log-On Data Corp., Inc., a California corporation, as a regional sales manager where he was responsible for all Internet Service Provider sales. Mr. Sherman earned his Bachelor of Arts Degree in Economics from California State University Long Beach in 1996.

Brad W. Thompson. Since 1998, Mr. Thompson has worked as a computer consultant, which includes the design, setup, implementation, and management of local area networks for businesses. Mr. Thompson possesses a certification with Microsoft as a Microsoft Certified Systems Engineer and works primarily in the Microsoft Windows family of software products including Windows NT, 2000, ME, 95 and 98. Mr. Thompson has also set up primary and backup domain controllers, proxy servers, web servers, exchange servers, print servers, file servers, and application servers. Mr. Thompson also has significant experience in developing and implementing web sites. In addition to Mr. Thompson's software knowledge and experience, Mr. Thompson has worked extensive with computer hardware including hubs, switches, printers and wiring and hardware issues within a computer such as motherboards, hard drives, cd writers and readers, monitors and power sources. During the past three years, Mr. Thompson has worked approximately thirty hours per week as a computer consultant and generated approximately $70,000 per year. From 1996 to 1998, Mr. Thompson handled the day-to-day operations of Medical2000, in which he was one of the two partners. He managed all the back office work while his partner worked out in the field making sales calls. Mr. Thompson earned his Bachelor of Science Degree in Agricultural and Managerial Economics from the University of California at Davis in 1992.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services payable to our former officers during the year ending December 31, 2001 and our current officer for the year ending December 31, 2002. Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                      Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Scott Sherman - former president and         2001        None          None              None                    None
former secretary
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Brad Thompson - former treasurer             2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Jan C. Barcikowski - president, secretary,   2002        None          None              None                    None
treasurer and director
============================================ ======= ============= ============= ===================== =========================

Compensation of Directors. Our director receives no compensation for his service on our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ========================================== ====================================== ========================
    Title of Class                  Name and Address                        Amount and Nature                 Percent of Class
                                  of Beneficial Owner                       of Beneficial Owner
----------------------- ------------------------------------------ -------------------------------------- ------------------------
Common Stock            Jan H. Barcikowski                            27,500,000 shares, director                  77.52%
                        Hegibach Strasse 22
                        8032 Zurich, Switzerland
----------------------- ------------------------------------------ -------------------------------------- ------------------------
Common Stock            All directors and named executive                   27,500,000 shares                      77.52%
                        officers as a group
======================= ========================================== ====================================== ========================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Scott Sherman, our former officer and director, currently provides office space to us at no charge. Mr. Sherman does not expect to be paid or reimbursed for providing office facilities. We do not have a written lease or sublease agreement with Mr. Sherman.

In December 2001, we advanced $20,000 to stockholders. As of March 21, 2002, those stockholders had repaid us in full.

In December 2001, we borrowed $4,635 from one of our shareholders. As of March 21, 2002, we repaid that shareholder in full.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

    o    disclosing such transactions in prospectuses where required;
    o disclosing in any and all filings with the Securities and Exchange Commission, where required;
    o    obtaining disinterested directors consent; and
    o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1          Articles of Incorporation*

3.2          Bylaws*

* Included in the registration statement on Form SB-2 filed on August 7, 2001.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB. However, a report was Form 8-K was filed with the SEC on February 25, 2002, which specified that Messrs. Sherman and Thompson resigned as officers and directors and sold their shares of common stock to Jan C. Barcikowski, our new officer and director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Zurich, Switzerland, on April 11, 2002.


SRM Networks, Inc.,
a Nevada corporation


By:     /s/ Jan C. Barcikowski
        ------------------------------------
        Jan C. Barcikowski
Its:    principal executive, financial and accounting officer
        president, secretary, treasurer, director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Jan C. Barcikowski                       April 11, 2002
        ------------------------------------
        Jan C. Barcikowski
Its:    principal executive, financial and accounting officer
        president, secretary, treasurer, director