Form 10QSB
period 2002-03-31
SRM NETWORKS INC
filed 2002-05-15
CIK 1156784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                           ----------------    ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2002, there were 35,475,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------









                               SRM NETWORKS, INC.


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                               SRM NETWORKS, INC.

                                    CONTENTS





                                                                        PAGE
                                                                        ----
Financial Statements (Unaudited)

     Balance Sheet                                                       4

     Statement of Operations                                             5

     Statement of Changes in Stockholders' Equity                        6

     Statement of Cash Flows                                             7

     Notes to Financial Statements                                       8

                               SRM NETWORKS, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets
   Cash                                                           $      11,421
    Accounts receivable, net                                                ---
                                                                    -----------
    Total current assets                                                 11,421

Other assets                                                                ---
                                                                    -----------
        Total assets                                              $      11,421
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $       5,150
                                                                    -----------
    Total current liabilities                                             5,150

Stockholders' Equity
      Preferred stock, $.001 par value;
          Authorized shares-- 5,000,000
           Issued and outstanding share-- 0
                                                                            ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 35,475,000                         3,225
    Additional paid-in capital                                           50,922
    Accumulated deficit                                                 (47,876)
                                                                    -----------
       Total stockholders' equity                                         6,271
                                                                    -----------
          Total liabilities and stockholders' equity              $      11,421
                                                                    ===========





                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.

                             STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


Net revenues                                                    $           40

Operating expenses
   Legal and professional fees                                          11,125
   Occupancy                                                               595
   Office supplies                                                         260
                                                                  ------------
    Total operating expenses                                            11,980
                                                                  ------------
Loss from operations                                                   (11,940)
                                                                  ------------
Provision for income tax expense (benefit)                                 ---
                                                                  ------------
Net loss/comprehensive loss                                     $      (11,940)
                                                                  ============
Net loss per common share --- basic and diluted                 $         (---)
                                                                  ============
Weighted average of common shares --- basic and diluted             19,350,000
                                                                  ============







                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 JUNE 8, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                   (UNAUDITED)

                                             Common Stock              Additional
                                     -----------------------------      Paid-In       Accumulated
                                         Shares          Amount         Capital          Deficit              Total
                                     -------------   -------------   -------------    -----------          ----------
Balance, June 8, 2001                          ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  June 9, 2001                           2,500,000          2,500           7,500             ---              10,000

Issuance of common stock,
  October 30, 2001                         523,000            523          25,627             ---              26,150

Issuance of common stock,
  November 1, 2001                         202,000            202           9,898             ---              10,100

Registration expenses                                                       5,967             ---               5,967
                                               ---            ---
Cost of occupancy
   contributed by officer                      ---            ---           1,335             ---               1,335

Net loss/comprehensive loss                    ---                            ---         (35,936)            (35,936)
                                     -------------   -------------   -------------    -----------          ----------
Balance, December 31, 2001               3,225,000          3,225          50,327         (35,936)             17,616
                                     -------------   -------------   -------------    -----------          ----------
Stock split (11:1)
  February 15, 2002                     32,250,000            ---             ---             ---                 ---

Cost of occupancy
   contributed by officer                      ---            ---             595             ---                 595

Net loss/comprehensive loss                    ---                            ---         (11,940)            (11,940)
                                     -------------   -------------   -------------    -----------          ----------
Balance, March 31, 2002                 35,475,000    $     3,225     $    50,922     $   (47,876)        $     6,271
                                     =============   =============   =============    ===========          ==========





                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.

                             STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


Cash flows from operating activities
   Net loss                                                     $      (11,940)
   Adjustments to reconcile net loss to net cash used in
   operating activities
    Occupancy costs contributed by officer                                 595
    Changes in operating assets and liabilities
       Decrease in accounts receivable                                      40
       (Decrease) in accounts payable and accrued expenses              (3,021)
                                                                  ------------
          Net cash used by operating activities                        (14,326)
                                                                  ------------
Cash flows from investing activities                                       ---
                                                                  ------------
Cash flows from financing activities
   Receipts on advances to stockholders                                 20,000
   Payments on advances from stockholder                                (4,635)
   Stock subscriptions payable                                         (14,000)
                                                                  ------------
          Net cash provided by financing activities                      1,365
                                                                  ------------
Net decrease in cash and cash equivalents                              (12,961)

Cash and cash equivalents, beginning of period                          24,382
                                                                  ------------
Cash and cash equivalents, end of period                        $       11,421
                                                                  ============
Supplemental disclosure of cash flow information
    Income taxes paid                                           $          ---
                                                                  ============
    Interest paid                                               $          ---
                                                                  ============



                 See accompanying notes to financial statements.

                               SRM NETWORKS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

           SRM Networks, Inc. (the "Company") is an Internet solutions company that specializes in website hosting and development services. The Company was incorporated in the state of Nevada on June 8, 2001 is headquartered in Glendale, California.

NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - COMMON STOCK

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


NOTE 4 - RELATED PARTY TRANSACTIONS

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

                               SRM NETWORKS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

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

For the three months ended March 31, 2002.
------------------------------------------

Liquidity and Capital Resources. Our total current assets are $11,421 as of March 31, 2002, all of which is represented by cash. We had no other assets as of March 31, 2002.

Our total current liabilities were approximately $5,150 as of March 31, 2002, which is represented solely by accounts payable and accrued expenses. We had no other commitments or contingencies as of March 31, 2002.

Results of Operations.

Revenues. For the three month period ended March 31, 2002, we realized revenues of approximately $40 from providing web hosting and development services. We hope to generate more revenues as we expand our customer base and service menu.

Operating Expenses. For the three months ended March 31, 2002, our total expenses were approximately $11,980. The majority of those expenses were represented by legal and professional fees of $11,125. We also had expenses for occupying our offices, in the amount of $595, and for office supplies in the amount of $260. For the three months ended March 31, 2002, we experienced a net loss of approximately $11,940.

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

We had cash of $11,421 as of March 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations, although we have not made any efforts to obtain additional capital. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officer and director will contribute funds to pay for our expenses. Our belief that our officer and director will pay our expenses is based on the fact that our officer and director owns 27,500,000 shares of our common stock, which represents approximately 77.52% of our common stock. We believe that our officer and director will continue to pay our expenses as long as he maintains his ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

(b) Reports on Form 8-K
-----------------------

1. Form 8-K filed on February 25, 2002, which reported a change in control under
Item 1 and resignation of directors under Item 6.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SRM Networks, Inc.,
                                             a Nevada corporation



May 14, 2002                        By:      /s/ Jan H. Barcikowski
                                             ---------------------------------
                                             Jan H. Barcikowski
                                    Its:     President, Secretary, Director