Form 10QSB
period 2002-06-30
SRM NETWORKS INC
filed 2002-08-19
CIK 1156784

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

         For the transition period from _____________ to _____________

                       Commission file number: 000-33231

                               SRM Networks, Inc.
       (Exact name of Small Business Issuer as Specified in Its Charter)


Nevada                                                                95-4868120
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1241 North Central Avenue, Suite 7
Glendale, California                                                       91202
(Address of principal executive offices)                              (Zip Code)

         (813)243-1181 (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [  ]

         The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, on August 16, 2002 was 35,475,000 shares.

Transitional Small Business Disclosure Format (check one):
                                Yes       No  X
                                    ---      ---

                               SRM NETWORKS, INC.
                 JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB


                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1.   Financial Statements.......................................1
Item 2.   Plan of operation..........................................6

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..........................................9
Item 2.   Changes in Securities and Use of Proceeds  ................9
Item 3.   Defaults Upon Senior Securities ...........................9
Item 4.   Submissions of Matters to a Vote of Security Holders ......9
Item 5.   Other Information..........................................9
Item 6.   Exhibits and Reports on Form 8-K...........................9
          Signature Page ............................................10

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. These cautionary statements and any other cautionary statements that may accompany the forward-looking statements expressly qualify all such forward-looking statements. In addition, SRM Networks, Inc. disclaims any obligation to update any forward-looking statements to reflect events o r circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
     Balance Sheet as of June 30, 2002.......................................1
     Statements of Operations for the three and six
        months ended June 30, 2002 and 2001..................................2
     Statements of Changes in Stockholders'
        Equity from Inception through June 30, 2002..........................3
     Statements of Cash Flows for the six months
        ended June 30, 2002 and 2001.........................................4
     Notes to Financial Statements...........................................5

                               SRM NETWORKS, INC.

BALANCE SHEET

                                 JUNE 30, 2002

                                  (UNAUDITED)


                                     ASSETS

Current assets

     Cash                                                       $         2,388
     Interest receivable                                                  1,381
     8% convertible note receivable                                     700,000
                                                                ---------------

          Total current assets                                          703,769

Other assets                                                               --
                                                                ---------------

          Total assets                                          $       703,769
                                                                ===============




                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

     Accounts payable and accrued expenses                      $        23,578
     8% convertible note payable                                        700,000
                                                                ---------------

          Total current liabilities                                     723,578


Stockholders' Deficit

      Preferred stock, $.001 par value;
          Authorized shares - 5,000,000
          Issued and outstanding shares - (zero)                           --
     Common stock, $.001 par value;
          Authorized shares - 50,000,000
          Issued and outstanding shares - 35,475,000                      3,225
     Additional paid-in capital                                          51,517
     Accumulated deficit                                                (74,551)
                                                                ---------------

          Total stockholders' deficit                                   (19,809)

               Total liabilities and stockholders' deficit      $       703,769
                                                                ===============

                               SRM NETWORKS, INC.

STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                    THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------     -----------------------------------
                                                      2002                2001                2002                2001
                                                 ---------------     ---------------     ---------------     ---------------

Net revenues                                      $          --      $           720     $            40     $           720

Operating expenses
     Legal and professional fees                          26,047               2,675              37,172               2,675
     Occupancy                                               595                 145               1,190                 145
     Office supplies                                          33                  35                 293                  35
                                                 ---------------     ---------------     ---------------     ---------------

          Total operating expenses                        26,675               2,855              38,655               2,855
                                                 ---------------     ---------------     ---------------     ---------------

Loss from operations                                     (26,675)             (2,135)            (38,615)             (2,135)

Provision for income taxes                                  --                  --                  --                  --
                                                 ---------------     ---------------     ---------------     ---------------

Net loss/comprehensive loss                      $       (26,675)    $        (2,135)    $       (38,615)    $        (2,135)
                                                 ===============     ===============     ===============     ===============

Net loss per common share ---
basic and diluted                                $          --       $          --       $          --       $          --
                                                 ===============     ===============     ===============     ===============

Weighted average of common
shares --- basic and diluted                          35,475,000           2,500,000          27,457,000           2,500,000
                                                 ===============     ===============     ===============     ===============

                               SRM NETWORKS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 JUNE 8, 2001 (INCEPTION) THROUGH JUNE 30, 2002

(UNAUDITED)

                                                COMMON STOCK                 ADDITIONAL
                                    -----------------------------------        PAID-IN           ACCUMULATED
                                        SHARES              AMOUNT             CAPITAL              DEFICIT              TOTAL
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance, June 8, 2001                          --       $          --       $          --       $          --       $          --

Issuance of common stock,
  June 9, 2001                            2,500,000               2,500               7,500                --                10,000

Cost of occupancy
  contributed by officer                       --                  --                   145                --                   145

Net loss/comprehensive loss                    --                  --                  --                (2,135)             (2,135)
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2001                    2,500,000               2,500               7,645              (2,135)              8,010
                                    ===============     ===============     ===============     ===============     ===============

Issuance of common stock,
  October 30, 2001                          523,000                 523              25,627                --                26,150

Issuance of common stock,
  November 1, 2001                          202,000                 202               9,898                --                10,100

Registration expenses                          --                  --                 5,967                --                 5,967

Cost of occupancy
   contributed by officer                      --                  --                 1,190                --                 1,190

Net loss/comprehensive loss                    --                  --                  --               (33,801)            (33,801)
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance, December 31, 2001                3,225,000               3,225              50,327             (35,936)             17,616
                                    ===============     ===============     ===============     ===============     ===============

Issuance of 11:1 forward
  common stock split,
    February 15, 2002                    32,250,000                --                  --                  --                  --

Cost of occupancy
   contributed by officer                      --                  --                 1,190                --                 1,190

Net loss/comprehensive loss                    --                  --                  --               (38,615)            (38,615)
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2002                   35,475,000     $         3,225     $        51,517     $       (74,551)    $       (19,809)
                                    ===============     ===============     ===============     ===============     ===============

                               SRM NETWORKS, INC.

STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                         -----------------------------------
                                                                                              2002                 2001
                                                                                         ---------------     ---------------

Cash flows from operating activities
     Net loss                                                                            $       (38,615)    $        (2,135)
     Adjustments to reconcile net loss to net cash used in
               operating activities
          Occupancy costs contributed by officer                                                   1,190                 145
          Changes in operating assets and liabilities
               (Increase)/decrease in accounts receivable                                             40                (720)
               Increase in accounts payable and accrued expenses                                  14,026               2,000
                                                                                         ---------------     ---------------

                    Net cash used by operating activities                                        (23,359)               (710)

Cash flows from investing activities
     Purchase of note receivable                                                                (700,000)               --
                                                                                         ---------------     ---------------

                    Net cash used by investing activities                                       (700,000)               --

Cash flows from financing activities
     Receipts on advances to stockholders                                                         20,000                --
     Payments on advances from stockholder                                                        (4,635)               --
     Rescission of stock subscriptions payable                                                   (14,000)               --
     Proceeds from issuance of 8% convertible note payable                                       700,000                --
     Proceeds from issuance of common stock                                                         --                10,000
                                                                                         ---------------     ---------------

                    Net cash provided by financing activities                                    701,365              10,000
                                                                                         ---------------     ---------------

Net increase/(decrease) in cash and cash equivalents                                             (21,994)              9,290

Cash and cash equivalents, beginning of period                                                    24,382                --
                                                                                         ---------------     ---------------

Cash and cash equivalents, end of period                                                 $         2,388     $         9,290
                                                                                         ===============     ===============

Supplemental disclosure of cash flow information

Income taxes paid                                                                        $          --       $          --
                                                                                         ===============     ===============
Interest paid                                                                            $          --       $          --
                                                                                         ===============     ===============

                               SRM NETWORKS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2002

                                  (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

         SRM Networks, Inc. (the "Company") is an Internet solutions company that specializes in website hosting and development services. The Company was incorporated in the state of Nevada on June 8, 2001 is headquartered in Glendale, California.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         On June 9, 2001, the Company issued 2,500,000 shares of its common stock to its current officers for cash as described in Note 3.

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

NOTE 5 - LETTER OF INTENT

         On June 5, 2002, the Company entered into a Letter of Intent to acquire all of the outstanding common stock of weComm, Ltd., a U.K. corporation, in a tax-free reverse merger in exchange for 24,000,000 shares of common stock of the Company. The Letter of Intent is not legally binding on either party and the transaction will not close until a definitive agreement is reached; a private placement of the Company's common stock is completed; due diligence has been completed by both parties; and, weComm has fulfilled certain other contractual conditions.

NOTE 6 - 8% CONVERTIBLE NOTE RECEIVABLE

         On June 21, 2002, the Company received a note from weComm, Ltd., a U.K. corporation, ("weComm") for cash in the amount of $700,000. Per the terms of the note, the principal is due and payable on October 7, 2002 together with interest calculated at the rate of 8% per annum. In the event of default, the interest rate will increase to 15%.

NOTE 7 - 8% CONVERTIBLE NOTE PAYABLE

         On June 21, 2002, the Company received proceeds of $700,000 for issuance of a convertible note payable to a third party investor. Pursuant to the terms of the notes, the principal is due and payable on October 9, 2002 together with interest calculated at the rate of 8% per annum. The note also contains a conversion feature that provides the holder with "conversion units" equivalent to approximately 700,000 shares of the Company's preferred stock at $1.00 per share plus a warrant to purchase up to 210,000 shares of the Company's common stock at $2.50 per share should the Company receive future financing of not less than $5,000,000.

Item 2.  Plan of Operation

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

Our current business plan has been to provide Internet solutions including website hosting and development services to small and medium size businesses. To date, we have not been successful in fully implementing our business plan due to lack of funds. Accordingly, we have been researching potential acquisitions or other suitable business partners which may assist us in realizing our business objectives. In that regard, on June 5, 2002, we entered into a Letter of Intent to acquire all of the outstanding common stock of weComm, Ltd., a U.K. corporation, ("weComm") in a tax-free reverse merger in exchange for 24,000,000 shares of our common stock. The Letter of Intent is not legally binding on either party and the transaction will not close until a definitive agreement is reached, and after we complete a private placement of our common stock, both parties complete due diligence and weComm has fulfilled certain other contractual conditions. There can be no assurance that the acquisition of weComm will be co nsummated.

For the six months ended June 30, 2002.

Liquidity and Capital Resources. Our total current assets are $703,769 as of June 30, 2002, which is represented by $2,388 in cash, $1,381 in interest receivable and $700,000 in an 8% note receivable. We had no other assets as of June 30, 2002.

Our total current liabilities were approximately $723,578 as of June 30, 2002, which is represented by accounts payable and accrued expenses of $23,578, and $700,000 in an 8% convertible note payable. We had no other commitments or contingencies as of June 30, 2002.

Results of Operations.

Revenues. For the six month period ended June 30, 2002, we realized revenues of approximately $40 from providing web hosting and development services, in comparison to$720 in revenues generated during the same period ending June 30, 2001. If we are not able to complete the transaction with weComm described above, of which there can be no assurance, we will attempt to generate more revenues by expanding our customer base for our website hosting and development business.

Operating Expenses. For the six months ended June 30, 2002, our total expenses were approximately $38,655. The majority of those expenses were represented by legal and professional fees of $37,172. We also had expenses for occupying our offices in the amount of $1,190, and for office supplies in the amount of $293. For the six months ended June 30, 2002, we experienced a net loss of approximately $38,615. In comparison to the same period ended June 30, 2001, our total expenses were approximately $2,855, and our net loss from operations was $2,135. The increase in operating expenses was due to increased legal and professional fees. In connection with the completing the transaction with weComm, we anticipate that we will continue to incur significant general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. We expect to complete the transaction with weCommdescribed above during the third quarter of 2002. We cannot guarantee that we will acquire or merge with weComm or any other third party, or that in the event we acquire or merge weComm, or another third party, such acquisition or merger will increase the value of our common stock.

We had cash of $2,388 as of June 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through October 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could be different as a result of a number of factors. If we are not able to complete the transaction with weComm, we anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our existing operations may be adversely affected. If adequate funds are not available, we anticipate that our officers and directors will contribute funds to pay for our expenses, although we cannot guarantee that our officers will p ay those expenses.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. We do not anticipate hiring additional employees or independent contractors unless we are able to expand our current operations. We are focusing our efforts on completing the transaction with weComm, of which there can be no assurance. We do not anticipate that we will purchase or sell any significant equipment.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings.

         The Company is not currently involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

         In June 2002, the Company issued a convertible promissory note in the amount of $700,000 to an investor. Pursuant to the terms of the note, the investor also received 210,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share for a period of five years. The note is due on the day immediately following the day on which the Borrower closes a minimum of $5,000,000 in a private placement ("Private Placement") of its Series A Convertible Preferred Stock, of which there can be no assurance, unless earlier converted. Upon completion of the Private Placement, of which there can be no assurance, the Lender shall have seven (7) days to notify the Company of its intent to: (i) convert the entire amount of principal and interest due pursuant to this note into shares of the Company's Series A Convertible Preferred Stock at a price of $1.00 per share, or (ii) be repaid the principal and interest. The note is convertible at anytime by the investor into shares of the Compa ny's Series A Convertible Preferred Stock at a conversion price of $1.00 per share. The Company's Series A Preferred Stock is convertible into shares of its common stock at a conversion rate of $2.00 per share.

         The proceeds from the above-referenced note were loaned to weComm, Ltd. The note bears interest at a rate of 8% and is due on October 7, 2002.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and reports on Form 8-K.

(a)    Exhibits.

         99.1 - Certification of report filed on Form 10-QSB by President and CFO.

(b)    Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                        SRM NETWORKS, INC.


Dated: August 19, 2002                  By:  /s/ Jan Barcikowski
                                             ------------------------------
                                             Jan Barcikowski
                                             President, Acting Chief Financial
                                                Officer, Secretary and Director