Form 10QSB
period 2002-09-30
SRM NETWORKS INC
filed 2002-12-13
CIK 1156784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

                        For the transition period from to

                        Commission file number: 000-33231

                               SRM Networks, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)


Delaware                                                     95-4868120
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Hegibachstrasse 22
8032 Zurich
Switzerland
(Address of principal executive offices)                              (Zip Code)

        011 411 422 8284 (Issuer's telephone number, including area code)
        ----------------

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

   The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, on December 10, 2002 was 35,477,500 shares.

   Transitional Small Business Disclosure Format (check one):
Yes                     No        X
    -----------------      ---------------

                               SRM NETWORKS, INC.
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                    Page Number
Item 1. Financial Statements..................................................1
Item 2. Plan of operation.....................................................8
Item 3. Controls and Procedures...............................................9

              PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................11
Item 2. Changes in Securities and Use of Proceeds............................11
Item 3. Defaults Upon Senior Securities......................................11
Item 4. Submissions of Matters to a Vote of Securityholders .................11
Item 5. Other Information....................................................11
Item 6. Exhibits and Reports on Form 8-K.....................................11
        Signatures ..........................................................12

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. These cautionary statements and any other cautionary statements that may accompany the forward-looking statements expressly qualify all such forward-looking statements. In addition, SRM Networks, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheet as of September 30, 2002..............................1
           Statements of Operations for the three and nine
             months ended September 30, 2002 and 2001..........................2
           Statements of Changes in Stockholders'
             Equity from Inception through September 30, 2002..................3
           Statements of Cash Flows for the nine months
             ended September 30, 2002 and 2001.................................4
           Notes to Financial Statements.......................................5

                               SRM NETWORKS, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                            $      1,326
  Interest receivable                                                   15,381
  8% convertible note receivable                                       700,000
                                                                  ------------

   Total current assets                                                716,707

Other assets                                                                --
                                                                  ------------

      Total assets                                                $    716,707
                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                           $     18,778
  Advances from affiliate                                               83,000
  8% convertible note payable                                          700,000
                                                                  ------------

      Total current liabilities                                        801,778

Stockholders' Equity
    Preferred stock, $.001 par value;
      Authorized shares -- 5,000,000
      Issued and outstanding shares -- 0                                    --
    Common stock, $.001 par value;
      Authorized shares -- 50,000,000
      Issued and outstanding shares -- 35,475,000                        3,225
    Additional paid-in capital                                          51,517
    Accumulated deficit                                               (139,813)
                                                                  ------------

      Total stockholders' equity                                       (85,071)
                                                                  ------------

        Total liabilities and stockholders' equity                $    716,707
                                                                  ============

                               SRM NETWORKS, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------        --------------------------------
                                                               2002                2001                2002                2001
                                                           ------------        ------------        ------------        ------------
Net revenues                                               $         --        $      1,073        $         40        $      1,793

Operating expenses
  Consulting                                                     50,000                  --              50,000
  Legal and professional fees                                    15,200               9,508              52,372              12,183
  Occupancy                                                          --                 595               1,190                 740
  Office supplies                                                    62               2,670                 355               2,705
                                                           ------------        ------------        ------------        ------------

    Total operating expenses                                     65,262              12,773             103,917              15,628
                                                           ------------        ------------        ------------        ------------

Loss from operations                                            (65,262)            (11,700)           (103,877)            (13,835)

Provision for income taxes                                           --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

Net loss/comprehensive loss                                $    (65,262)       $    (11,700)       $   (103,877)       $    (13,835)
                                                           ============        ============        ============        ============

Net loss per common  share --- basic and
diluted                                                    $         --        $         --        $         --        $         --
                                                           ============        ============        ============        ============

Weighted average of common shares ---
basic and diluted                                            35,475,000           2,500,000          30,159,000           2,500,000
                                                           ============        ============        ============        ============

                               SRM NETWORKS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               JUNE 8, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                                      Common Stock                 Additional
                                                                                     Paid-In        Accumulated
                                                Shares            Amount             Capital           Deficit            Total
                                              ------------      ------------      ------------      ------------       ------------
Balance, June 8, 2001                                   --      $         --      $         --      $         --       $         --

Issuance of common stock,
  June 9, 2001                                   2,500,000             2,500             7,500                --             10,000

Cost of occupancy
  contributed by officer                                --                --               145                --                145

Net loss/comprehensive loss                             --                --                --            (2,135)            (2,135)
                                              ------------      ------------      ------------      ------------       ------------

Balance, June 30, 2001                           2,500,000             2,500             7,645            (2,135)             8,010
                                              ------------      ------------      ------------      ------------       ------------

Issuance of common stock,
  October 30, 2001                                 523,000               523            25,627                --             26,150

Issuance of common stock,
  November 1, 2001                                 202,000               202             9,898                --             10,100

Registration expenses                                   --                --             5,967                --              5,967

Cost of occupancy
  contributed by officer                                --                --             1,190                --              1,190

Net loss/comprehensive loss                             --                --                --           (33,801)           (33,801)
                                              ------------      ------------      ------------      ------------       ------------

Balance, December 31, 2001                       3,225,000             3,225            50,327           (35,936)            17,616
                                              ------------      ------------      ------------      ------------       ------------

Issuance of 11:1 forward
  common stock split,
    February 15, 2002                           32,250,000                --                --                --                 --

Cost of occupancy
   contributed by officer                               --                --             1,190                --              1,190

Net loss/comprehensive loss                             --                --                --          (103,877)          (103,877)
                                              ------------      ------------      ------------      ------------       ------------

Balance, September 30, 2002                     35,475,000      $      3,225      $     51,517      $   (139,813)      $    (85,071)
                                              ============      ============      ============      ============       ============

                               SRM NETWORKS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                  2002                  2001
                                                                                ---------            -----------
Cash flows from operating activities
   Net loss                                                                     $(103,877)           $ (13,835)
   Adjustments to reconcile net loss to net cash used in operating activities
    Occupancy costs contributed by officer                                          1,190                  740
      Registration expenses paid by officer                                                              5,967
    Changes in operating assets and liabilities
        (Increase) in interest receivable                                         (15,381)                  --
        (Increase)/decrease in accounts receivable                                     40                 (405)
        Increase in accounts payable and accrued expenses                          10,607                1,000
                                                                                ---------            ---------

            Net cash used by operating activities                                (107,421)              (6,533)

Cash flows from investing activities
   Payments for issuance of note receivable                                      (700,000)                  --
                                                                                ---------            ---------

            Net cash used by investing activities                                (700,000)                  --

Cash flows from financing activities
   Receipts on advances from affiliate                                             83,000                   --
   Receipts on advances to stockholder                                             20,000                   --
   Payments on advances from stockholder                                           (4,635)                  --
   Rescission of stock subscriptions payable                                      (14,000)                  --
   Proceeds from issuance of convertible note payable                             700,000                   --
   Proceeds from issuance of common stock                                              --               10,000
                                                                                ---------            ---------

            Net cash provided by financing activities                             784,365               10,000
                                                                                ---------            ---------

Net increase/(decrease) in cash and cash equivalents                              (23,056)               3,467

Cash and cash equivalents, beginning of period                                     24,382                   --
                                                                                ---------            ---------

Cash and cash equivalents, end of period                                        $   1,326            $   3,467
                                                                                =========            =========

Supplemental disclosure of cash flow information
    Income taxes paid                                                                 $--                  $--
                                                                                =========            =========
    Interest paid                                                                     $--                  $--
                                                                                =========            =========


                               SRM NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

   SRM Networks, Inc. (the "Company") is an Internet solutions company that specializes in website hosting and development services. The Company was incorporated in the state of Nevada on June 8, 2001 is headquartered in Glendale, California.

NOTE 2 - BASIS OF PRESENTATION

   The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.

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

   The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the period June 8, 2001 (inception) through September 2002 and are considered additional contributions of capital by the officer and the Company.

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

NOTE 6 - ADVANCES FROM AFFILIATE

   Periodically, the Company receives cash from an affiliate who provides the Company with consulting and other services. These advances are non-interest bearing, are due on demand, and are to be repaid to the affiliate as cash becomes available.

NOTE 7 - 8% CONVERTIBLE NOTE RECEIVABLE

   On June 21, 2002, the Company received a note from weComm, Ltd., a U.K. corporation, ("weComm") for cash in the amount of $700,000. Per the terms of the note, the principal is due and payable on October 7, 2002 together with interest calculated at the rate of 8% per annum. In the event of default, the interest rate will increase to 15%. Subsequent to September 30, 2002, this note was converted into preferred shares of weComm as described further in Note 9.

NOTE 8 - 8% CONVERTIBLE NOTE PAYABLE

   On June 21, 2002, the Company received proceeds of $700,000 for issuance of a convertible note payable to a third party investor. Pursuant to the terms of the notes, the principal is due and payable on October 9, 2002 together with interest calculated at the rate of 8% per annum. The note also contains a conversion feature that provides the holder with "conversion units" equivalent to approximately 350,000 shares of the Company's preferred stock at $2.00 per share plus a warrant to purchase up to 210,000 shares of the Company's common stock at $2.50 per share should the Company receive future financing of not less than $5,000,000. This note has been extended through December 31, 2002.

NOTE 9 - SUBSEQUENT EVENT

           On October 4, 2002, the Company converted its 8% note receivable into Series E Preferred Shares of weComm, Ltd. The conversion constituted full satisfaction of the outstanding balance of $700,000.

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

Our current business plan has been to provide Internet solutions including website hosting and development services to small and medium size businesses. To date, we have not been successful in fully implementing our business plan due to lack of funds. Accordingly, we have been researching potential acquisitions or other suitable business partners which may assist us in realizing our business objectives. In that regard, on June 5, 2002, we entered into a Letter of Intent to acquire all of the outstanding common stock of weComm, Ltd., a U.K. corporation, ("weComm") in a tax-free reverse merger in exchange for 24,000,000 shares of our common stock. The Letter of Intent is not legally binding on either party and the transaction will not close until a definitive agreement is reached, and after we complete a private placement of our common stock, both parties complete due diligence and weComm has fulfilled certain other contractual conditions. There can be no assurance that the acquisition of weComm will be consummated.

For the nine months ended September 30, 2002.
---------------------------------------------

Liquidity and Capital Resources. Our total current assets are $703,769 as of September 30, 2002, which is represented by $2,388 in cash, $1,381 in interest receivable and $700,000 in an 8% note receivable. We had no other assets as of September 30, 2002.

Our total current liabilities were approximately $723,578 as of September 30, 2002, which is represented by accounts payable and accrued expenses of $23,578, and $700,000 in an 8% convertible note payable. We had no other commitments or contingencies as of September 30, 2002.

Results of Operations.

Revenues. For the nine month period ended September 30, 2002, we realized revenues of approximately $40 from providing web hosting and development services, in comparison to$1,793 in revenues generated during the same period ending September 30, 2001. If we are not able to complete the transaction with weComm described above, of which there can be no assurance, we will attempt to generate more revenues by expanding our customer base for our website hosting and development business.

Operating Expenses. For the nine months ended September 30, 2002, our total expenses were approximately $103,917. The majority of those expenses were represented by legal, professional and consulting fees of $102,372. We also had expenses for occupying our offices in the amount of $1,190, and for office supplies in the amount of $355. For the nine months ended September 30, 2002, we experienced a net loss of approximately $103,877. In comparison to the same period ended September 30, 2001, our total expenses were approximately $15,628, and our net loss from operations was $12,835. The increase in operating expenses was due to increased legal and professional fees. In connection with the completing the transaction with weComm, we anticipate that we will continue to incur significant general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. We expect to complete the transaction with weComm described above before the end of the second quarter of 2003. We cannot guarantee that we will acquire or merge with weComm or any other third party, or that in the event we acquire or merge weComm, or another third party, such acquisition or merger will increase the value of our common stock.

We had cash of $1,326 as of September 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through January 2003. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could be different as a result of a number of factors. If we are not able to complete the transaction with weComm, we anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our existing operations may be adversely affected. If adequate funds are not available, we anticipate that our officers and directors will contribute funds to pay for our expenses, although we cannot guarantee that our officers will pay those expenses.

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

Item 3.   Controls and Procedures

Included on the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission.

Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the third quarter ended September 30, 2002 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal proceedings.

   The Company is not currently involved in any legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

   Not applicable.

Item 3. Defaults Upon Senior Securities.

   Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders.

   On August 21, 2002, the Company held a special meeting of shareholders to vote upon a proposal to approve an agreement and plan of merger, the purpose of which was to change the state of incorporation of the Company from Nevada to Delaware.

   There were present in person or by proxy at the Meeting, Shareholders shown to be the holders of 29,399,000 shares out of a total of 35,475,000 shares of the Company's Common Stock issued and outstanding and entitled to vote at the Meeting and that a quorum for the transaction of business was present at the Meeting.

   The proposal was approved by the following vote:

   For                 Against              Withheld
   29,399,000            -0-                  -0-


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

                                       SRM NETWORKS, INC.


Dated: December 13, 2002               By: /s/ Jan Barcikowski
                                           --------------------------
                                           Jan Barcikowski
                                           President, Acting Chief Financial
                                           Officer, Secretary and Director


                                 Certifications

I, Jan Barcikowski, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SRM Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002                      /s/ Jan Barcikowski
                                             ----------------------------------
                                             Jan Barcikowski
                                             President