Form 10KSB
period 2002-12-31
HY TECH TECHNOLOGY GROUP ING
filed 2003-04-24
CIK 1156784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB






[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                         ------------------   ----------------

Commission File Number: 000-33231

                         HY-TECH TECHNOLOGY GROUP, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       95-4868120
-----------------------------                   -----------------------
(STATE  OR  OTHER  JURISDICTION  OF   (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION  OR  ORGANIZATION)



                1840 BOY SCOUT DRIVE, FORT MYERS, FLORIDA 33907
    -----------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (239) 278-4111
                     --------------------------------------
                            (ISSUER TELEPHONE NUMBER)


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

State issuer's revenues for its most recent fiscal year. $40.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 17, 2003, approximately $2,292,935.

As of April 21, 2003, there were 37,916,390 shares of the issuer's $.001 par value common stock issued and outstanding, of which 13,888,889 will likely be cancelled as no consideration has been received.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        [ ] Yes         [X] No

PART I

Item 1. Description of Business.
- --------------------------------

BACKGROUND

We were incorporated in the State of Delaware on July 15, 2002 under the name weComm, Ltd. On August 20, 2002 we changed our name to SRM Networks, Inc. On August 21, 2002, the shareholders of SRM Networks, Inc., a Nevada corporation approved an agreement and plan of merger which resulted in SRM Networks, Inc. changing its state of incorporation from Nevada to Delaware. SRM Networks, Inc., a Nevada corporation, was incorporated on June 8, 2001. SRM Networks was an Internet solutions company that specialized in website hosting and development services.

Business of SRM Networks

Our Business. We were an Internet solutions company that specialized in website hosting and development services. Website hosting encompasses a broad range of possible services, including basic services, such as simply posting a customer's website on the Internet using the hosting company's computer hardware and software, and enhanced services such as enabling financial transactions over the Internet, email, audio and video capabilities. Enhanced services were developed internally by the web hosting company or purchased from external sources and resold by the web hosting company. We focused on meeting the needs of small and medium-sized businesses and individuals who were establishing a commercial or informational presence on the Internet.

Our Products and Services. We offered, on a resale basis, a range of basic and enhanced web hosting services to businesses wishing to place their website on the Internet. These businesses often decided to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the website and obtaining enhanced services themselves.

We also offered website design and development services. Website design and development included such features as graphics, text, color, typestyle, audio and video. The person or company typically responsible for assisting in the design and maintenance of a website is called a webmaster. This function is labor intensive and would involve significant human resources and time to service a broad customer base. Consequently, webmaster functions are typically performed by specialized companies servicing a number of customers. These customers may also rely upon their webmasters to direct them to suitable hosting or Internet service provider company.

We also provided server co-location services. Server co-location services involved a customer physically placing their computer hardware, referred to as a server, on our premises. The customer gained access to our Internet support and maintenance services, high-speed Internet connections, security systems and appropriate physical environment for the server, such as static free and air-conditioned.

Our Target Markets and Marketing Strategy. We believed that our primary target market would consist of small and medium sized businesses that wish to have a website on the Internet without incurring the costs and time delays involved with developing, maintaining and updating a web presence on their own. The website is an informational or an informational/ commercial tool for these customers. In addition to small and medium sized businesses, reseller web hosting services may be purchased by entities, such as value added resellers, or VARs, and original equipment manufacturers, or OEMs, that will resell the services in connection with their own web related services.

Our marketing strategy was to promote our services and products and attract businesses to our website. Our marketing initiatives included:

    o utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;
    o    links to industry focused websites;
    o advertising by television, radio, banners, affiliated marketing and direct mail; and
    o    presence at industry tradeshows.

Recent Events

On January 31, 2003, we acquired 100% of the issued and outstanding common stock of Hy-Tech Computer Systems, Inc. in consideration for the issuance of 16,000,000 shares of our common stock. In connection with the acquisition, we changed our name to Hy-Tech Technology Group, Inc. In addition, our new directors and officers became: Gary F. McNear-Chief Executive Officer and Director; and Craig W. Conklin-President and Director.

About Hy-Tech Computer Systems

Hy-Tech Computer Systems, Inc. began operations on November 3, 1992 in Fort Myers, Florida. It is still headquartered in Fort Myers, Florida where it also operates a local Hy-Tech distribution center and a National Distribution operation. Hy-Tech also has sixteen other Hy-Tech computer distribution centers throughout Florida, Alabama, Tennessee, Kentucky and in Madison, Wisconsin and Colorado Springs, Colorado.

In the seventeen local Hy-Tech operations, and National Distribution, Hy-Tech's mission is to supply quality computer systems, components and peripherals to computer professionals in a timely manner with customer service that is unparalleled in the computer industry. At each of these locations, Hy-Tech has the ability to build custom Hy-Tech Brand Systems ranging in size from a simple desktop computer to very complicated and sophisticated servers.

The two main markets in which the company operates are sales to computer resellers and sales to Information Technology Departments, which are in the commercial, government and education fields.

At all of its locations, Hy-Tech distributes quality components and peripherals from such leading computer parts vendors as Intel, Microsoft, IBM, Iomega, Kingston, Symantec, Seagate, AMD, and Logitech to name just a few.

During the ten years the company has been in existence, it has established strong relationships with many of these superb companies. Hy-Tech enjoys Direct OEM status with Microsoft, is an Intel Premier Provider, a Microsoft System Builder Gold Member and Authorized Education Reseller, a Symantec Authorized Education Reseller, and an Iomega Premier Partner to name just a few.

PRODUCTS & SERVICES

Currently, the products Hy-Tech sells can be categorized as follows;

1)     Hy-Tech computer systems - desktops, notebooks and servers;

2)     Computer components and peripherals;

3)     Computer storage products;

4)     Computer operating systems and office software;

5)     Compaq computer systems - desktop and servers;

6)     Computer service; and

7)     Computer warranty work.

The Hy-Tech systems the company manufactures range in size from a simple desktop to very complicated and sophisticated servers. The company estimates that 60% of the revenue from Hy-Tech systems is from the sale of desktop/workstations, 30% is from the sale of servers, with 10% from the sale of notebook computers. Overall, the sale of Hy-Tech systems represents approximately 50% of the company's total revenue.

The company stocks and sells a full line of computer components and peripherals for parts replacement, computer upgrades and to resellers who choose to build there own systems. It also does a great deal of special order sales, product that the company does not routinely stock but will purchase at the request of a customer.

In addition to the standard storage products such as hard drives, ZIP drives, and tape drives, the company is actively involved with the sale and promotion of Iomega's Network Attached Storage (NAS) products. The Storage Area is growing very rapidly and the Iomega product is priced very competitively. Sales of NAS products are forecasted to grow from $1.6 Billion in 2000 to $6.5 Billion in 2003. Hy-Tech also distributes a PCMCIA Notebook Storage back-up product manufactured by CMS. As the sale of Notebooks increases and the reality that the hard drives in these notebooks need to be backed-up, sales of this product should increase dramatically.

Hy-Tech distributes Microsoft OEM operating systems and Office software products utilizing its System Builder Gold Member status. It sells Microsoft operating systems installed on its Hy-Tech systems utilizing its Direct OEM status. It also sells Microsoft volume licenses on software to commercial and government IT departments. Using its Microsoft Authorized Education Reseller status, the company sells Microsoft software products into the education arena.

Sales of computer components, peripherals, storage products and Microsoft licenses represent approximately 45% of the company's total revenue.

When its customers request a "Tier 1" product, Hy-Tech is also an authorized reseller of workstations and certain Compaq servers. Hy-Tech does service work for its customers both in-house and on-site. While this is a relatively new emphasis by the company, many of the Hy-Tech stores are booking considerable service hours. The company also does warranty work for several of the large third party computer service companies.

Currently, the total revenue generated by Compaq system sales, customer service, and warranty work represents approximately 5% of the company's total revenue.

COMPETITVE SITUATION

The company has different competitors in the two basic markets in which it currently operates - the reseller market and direct to the IT market.

The company's primary competitors for the reseller customers are the national or large regional distribution companies. The main advantages of these competitors are size and price. The advantages Hy-Tech has over these competitors is convenience, immediate availability, product information, and hands-on technical support.

In its direct sales to IT departments, be they in the commercial, government or education fields, Hy-Tech competes primarily with the large computer manufacturers. The large computer manufacturers have the advantage of size and name recognition. They also have the disadvantage of size which are historically weak customer relationships and little or no local presence. The IT departments prefer to work with local sources, who they often view as neighbors and friends, if the local entity can supply quality product at reasonable prices. The company uses, in its systems, only quality components and has the ability to custom build systems to the customer's specifications in a fraction of the time it takes to get the custom built systems from the large computer companies. Often, the technicians in the IT departments come to rely on the expertise of Hy-Tech's technical staff, which is immediately available to them as needed. In emergency situations, Hy-Tech has the ability to custom build and deliver systems to these customers in three to four hours.

When the IT departments require parts rather than systems, Hy-Tech is in competition for this business primarily with on-line computer components suppliers. These companies treat this business as a commodity and compete strictly on price. Again, the benefits of Hy-Tech's local service such as the ability to immediately pick-up components, over-the-counter replacement of defective parts as needed, and hands-on product support allow the company to effectively compete for this business.

Competition in the company's two primary markets is very active, particularly in the past two years when the total size of these markets has decreased. The company believes it has been able to maintain its market share in these markets. The reduction in the company's sales has been primarily the result of a shrinking total market size.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

The company estimates that it currently has approximately 2,000 active customers with no one customer representing more than 5% of its total business. The company's top ten customers represent less than 15% of total sales.

INTELLECTUAL PROPERTY

Hy-Tech holds no patents, or trademarks. Hy-Tech does hold the appropriate business licenses to operated in each of its locations.

GOVERNMENT AUTHORIZATION

The only government approvals required for Hy-Tech's operations are local business licenses.

RESEARCH AND DEVELOPMENT

Hy-Tech has developed two sophisticated web sites for providing technical information to its customers, selling product to its existing customers, and the second site has been developed for selling product to the end user customers that Hy-Tech has not previously targeted. Development costs were $185,000 in 2001, and $335,000 in 2002.

EMPLOYEES

Hy-Tech currently employs sixty-five full-time employees and three part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

SRM occupied office space provided by its former officer from June 2001 through December 31, 2002.

Hy-Tech currently leases two buildings from related parties. The building located at 1826 Boy Scout Drive, Fort Myers, FL consists of 4,600 square feet, and Hy-Tech leases it for $3,400.00 monthly. The lease expires December 31, 2010, and Hy-Tech has the option of extending it for five more years with a rent escalation equal to the consumer price index increase over the term of the first lease period. The building located at 1840 Boy Scout Drive, Fort Myers, FL consists of 11,320 square feet, and Hy-Tech leases it for $6,325 monthly. The lease expires December 31, 2010, and Hy-Tech has an option to extend it for five years with a rent escalation equal to the consumer price index increase over the term of the first lease period. Both of these buildings are owned by Lee Coast Enterprises, Inc. Margaret L. Conklin, (wife of Craig Conklin), as trustee, owns 33% of the stock of Lee Coast Enterprises. Susan McNear, (wife of Gary McNear), as trustee, owns 33% of the stock of Lee Coast Enterprises. Gary McNear is President of Lee Coast Enterprises, Inc. Both of these buildings are leased at market rates.

ITEM 3. LEGAL PROCEEDINGS

SunTrust Bank has filed a lawsuit in the circuit court of the twentieth judicial circuit in and for Lee County, Florida, civil division styled as Case No. 02-13848 CA WCM. This lawsuit is against Hy-Tech Computer Systems, Inc., a Florida Corporation, f/k/a Datasys USA, Incorporated, Craig W. Conklin, an individual, Thomas Z. Frosceno, Sr., an individual, and Gary F. McNear, an individual. The lawsuit arises from three promissory notes held by SunTrust. SunTrust is asking for $3,677,603.74 plus interest accrued since November 6, 2002. The Company is trying to negotiate with SunTrust Bank to raise capital to satisfy the obligations to SunTrust Bank.

SunTrust Bank filed another lawsuit in the circuit court of the twentieth judicial court in and for Lee County, Florida styled as Case No. 03-1737CAJHS. This action was filed against Hy-Tech Technology, Group, Inc. The action is to set aside a fraudulent transfer of an interest in personal property and for damages in excess of $15,000. The Company is trying to negotiate with SunTrust Bank to raise capital to satisfy the obligations to SunTrust Bank.

The Company has paid SunTrust Bank $300,000 in connection with a settlement agreement which has not been completed.

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On August 21, 2002, the Company held a special meeting of shareholders to vote upon a proposal to approve an agreement and plan of merger, the purpose of which was to change the state of incorporation of the Company from Nevada to Delaware.

There were present in person or by proxy at the Meeting, Shareholders shown to be the holders of the then 29,399,000 shares out of a total of the then 35,475,000 shares of the Company's Common Stock issued and outstanding and entitled to vote at the Meeting and that a quorum for the transaction of business was present at the Meeting.

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

Prices of Common Stock. Since February 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock were published on the OTC Bulletin Board under the trading symbol "SRMW" until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became HYTT.

This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. During 2002, our common stock was not traded.

On August 7, 2001, we filed a registration statement on Form SB-2 with the SEC to register 3,000,000 shares of our common stock for sale by us. That registration statement was declared effective by the SEC on October 9, 2001.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. As of April 21, 2003, the approximate number of holders of record of shares of our common stock is 18.

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

Results of Operations.

Revenues. From our inception on June 8, 2001 through December 31, 2001, we realized revenues of approximately $2,253 from providing web hosting and development services as compared to revenues of $40 for the year ended December 31, 2002.

Operating Expenses. For the period from inception on June 8, 2001 through December 31, 2001, our total expenses were approximately $38,189 as compared to $938,769 for the year ended December 31, 2002. The increase of $900,580 or $2,358% is principally due to legal and professional fees of $170,372 and an impairment of investment of $716,877 associated with a $700,000 loan to weComm, Ltd., a U.K. corporation.

Our loss from operations increased from $35,936 from the period from inception on June 8, 2001 through December 31, 2001, to $938,729. The increase in loss from operations is principally due to the impairment of investment of $716,877 and legal and professional fees of $170,372.

Net loss increased from $35,936 for the period from inception of June 8, 2001 through December 31, 2001, to $962,606 for the year ended December 31, 2002.

Net loss per share increased from $.00 for the period from inception on June 8, 2001 through December 31, 2001, to $.03 for the year ended December 31, 2002.

Liquidity and Capital Resources. Our total current assets are $0 as of December 31, 2002. We have a working capital deficit of $943,655 at December 31, 2002.

On August 7, 2001, we filed a registration statement on Form SB-2 with the SEC to register 3,000,000 shares of our common stock for sale by us. That registration statement was declared effective by the SEC on October 9, 2001. On November 1, 2001, we sold 725,000 pursuant to our registration statement on Form SB-2 at $0.05 per share for a total of $36,250.

Our total current liabilities were $943,655 as of December 31, 2002, which is comprised of a $700,000 convertible note payable which bears interest at 8% per annum, and advances from affiliates of $83,000. The $700,000 note was due in October 2002. As of the date of this report, the note payable remains outstanding but we are in negotiations to convert this debt into shares of common stock. As of the date of this report, we have advances outstanding of approximately $128,250 in addition to a bridge loan of $150,000.

In January 2003, we acquired 100% of the outstanding stock of Hy-Tech Computer Systems, Inc. in consideration for 16,000,000 shares of our common stock. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc.

Management is currently negotiating terms for financing in order to meet the obligations due SunTrust Bank. The Company has paid $300,000 to SunTrust Bank in connection with a settlement agreement which was never finalized.
In addition to meeting the obligations due SunTrust Bank, we need to raise additional capital to maintain and expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to maintain our operations will be in jeopardy. We do not have any current commitments for financing.

Risk Factors.

We are in Default With Respect to a Settlement Agreement with SunTrust Bank and We Have Stipulated to an Entry of Judgment. We are in default with respect to a Settlement Agreement with SunTrust Bank and we have stipulated to an entry of judgment. We are negotiating with a third party to receive financing which will satisfy the obligations to SunTrust Bank. In the event we are unsuccessful in raising capital satisfactory to meet the obligations to SunTrust Bank, the operations of the Company will likely be discontinued and current management will likely be removed from office.

Dependence Upon External Financing. It is imperative that we raise capital to stay in business. Assuming we are able to raise capital to satisfy the obligations of SunTrust Bank, we require additional financing to maintain and expand our operations. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

Risk That We May Be Forced Into Bankruptcy. In the event the Company is unable to raise additional capital to satisfy the obligations of SunTrust Bank, the Company may be forced to seek bankruptcy protection.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements, together with the independent accountants report thereon of Malone & Bailey, PLLC appears herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Effective March 5, 2003, the client-auditor relationship between Hy-Tech Technology Group, Inc., formerly SRM Networks, Inc. (the "Company") and Quintanilla, a Professional Accountancy Corporation ("Quintanilla") ceased as the former accountant was dismissed. On that date, the Company engaged Malone & Bailey, PLLC as its principal independent public accountant. The decision to engage Malone & Bailey, PLLC was made by the Company's Finance and Audit Committee in accordance with Section 301 of the Sarbanes-Oxley Act of 2002. The change is based on the relocation of the Company's principal place of business from California to Florida.

Malone & Bailey, PLLC is succeeding Quintanilla. Quintanilla's report on the financial statements of the Company since its inception on June 8, 2001 through December 31, 2001 and any later interim period up to and including the date the relationship with Quintanilla ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company's first and most recent fiscal year ending December 31, 2001 and any later interim period, including the interim period up to and including the date the relationship with Quintanilla ceased, there have been no disagreements with Quintanilla on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Quintanilla would have caused Quintanilla to make reference to the subject matter of the disagreement(s) in connection with its report on the Company' financial statements. Since the Company's inception on June 8, 2001, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

The Company has authorized Quintanilla to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that Quintanilla review the disclosure and Quintanilla has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein.


The Company has not previously consulted with Malone & Bailey, PLLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Quintanilla, the Company's previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's inception through December 31, 2001 and any later interim period, including the interim period up to and including the date the relationship with Quintanilla ceased. Neither has the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Malone & Bailey, PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey, PLLC did not furnish a letter to the Commission.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Our directors and principal executive officers are as specified on the following table:

===============================================
Name                       Age     Position
- ----------------------- ------- -------------------------------------
Gary F. McNear            59       Chief Executive Officer and Director
Craig W. Conklin          54       President and Director
======================= ======= ===============================================

Gary F. McNear has served as Chief Executive Officer and Director of the Company since January 2003. Mr. McNear has served as the Chief Executive Officer, Chairman of the Board, and Treasurer of Hy-Tech Computer Systems since the company's inception in November 1992, and was a founding shareholder. Mr. McNear has also served as Secretary of Hy-Tech Computer Systems since March 2001. Mr. McNear's duties include banking relationships, cash management, and financial reporting. Mr. McNear's formal education is in Industrial Administration at Iowa State University. Mr. McNear is a former officer and pilot in the U.S. Air Force, and a former airline pilot.

Craig W. Conklin has served as President and Director of the Company since January 2003. Mr. Conklin has served as President and Director of Hy-Tech Computer Systems since the company's inception in November 1992, and was a founding shareholder. Mr. Conklin's duties include marketing and operations of the company. Mr. Conklin holds a B.S. in engineering from the Dartmouth College, and an MBA from the Amos Tuck School of business. Mr. Conklin was formerly employed by Owens-corning Fiberglas, inc. and he successfully operated and sold Golf & Electric Carriages, Inc., a local distributorship for Club Car Golf Carts.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Our officers and directors serve the same functions of our wholly-owned subsidiary Hy-Tech Computer Systems, Inc.

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services payable to our former officers during the years ending December 31, 2002 and 2001. Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.



Name and Principal Position                  Year      Annual       Bonus ($)   Other Annual       All Other Compensation
                                                      Salary ($)                Compensation ($)
Scott Sherman - former president and         2001        None          None          None                    None
former secretary

Jan C. Barcikowski - former president,
secretary, treasurer and director            2002        None          None          None                    None

Compensation of Directors.
Our directors receive no compensation for their service on our board of directors.

In January 2003, Craig W. Conklin, our President, and Gary F. McNear, our Chief Executive Officer, entered into a consulting agreement with Hy-Tech Computer Systems relating to the negotiation of a reduced loan amount due SunTrust Bank. Pursuant to the consulting agreement, Hy-Tech Computer Systems agreed to pay each of Messrs. Conklin and McNear six percent of the discounted amount of the loan due SunTrust Bank. In consideration for six percent of the discounted amount, Messrs. Conklin and McNear agreed to forego any compensation due them for the past two years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 22, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

                             AMOUNT AND NATURE
                             OF BENEFICIAL               PERCENT OF
NAME AND ADDRESS(1)          OWNERSHIP(2)                CLASS
- ---------------------------------------------------------------------
Gary F. McNear(3)            7,919,224                   33.0%   Common
Chief Executive Officer
And Director
Craig W. Conklin(4)          7,919,224                   33.0%   Common
President and Director
All  Executive  Officers  and  Directors
As a group (2 people)       15,838,448                   66.0%   Common


(1) The business address of each individual is the same as the address of the Company's principal executive offices.
(2) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Form 10-KSB.
(3) Includes 3,959,612 shares owned by the Susan M. McNear Revocable Trust.
(4) Includes 3,959,612 shares owned by the Margaret L. Conklin Revocable Trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Scott Sherman, our former officer and director, provided office space to us at no charge. Mr. Sherman was not paid or reimbursed for providing office facilities.

In August 2001, legal and professional expenses related to the Company's registration statement were paid by its officer in the amount of $5,967.

In December 2001, we advanced $20,000 to stockholders. As of March 21, 2002, those stockholders had repaid us in full.

In December 2001, we borrowed $4,635 from one of our shareholders. As of March 21, 2002, we repaid that shareholder in full.

In April 2002, Bradley Conklin, the son of our President Craig W. Conklin, Margaret Conklin, the wife of our President Craig W. Conklin, and Susan McNear, the wife of our Chief Executive Officer Gary McNear, loaned Hy-Tech Computer Systems, our wholly-owned subsidiary, an aggregate of $105,000 which loan bears interest at 6%, is due on December 31, 2003, and is secured by second mortgages on the building occupied by Hy-Tech Computer System's Tallahassee, Florida store.

In January 2003, Craig W. Conklin, our President, and Gary F. McNear, our Chief Executive Officer, entered into a consulting agreement with Hy-Tech Computer Systems relating to the negotiation of a reduced loan amount due SunTrust Bank. Pursuant to the consulting agreement, Hy-Tech Computer Systems agreed to pay each of Messrs. Conklin and McNear six percent of the discounted amount of the loan due SunTrust Bank. In consideration for six percent of the discounted amount, Messrs. Conklin and McNear agreed to forego any compensation due them for the past two years.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.
- ---------------
2.1(1)       Exchange Agreement

3.1          Articles of Incorporation*

3.2          Bylaws*

3.3(2)       Certificate of Amendment

99.1(2)      Certification of Principal Executive Officer Pursuant to 18
U.S.C. Section 1350

* Included in the registration statement on Form SB-2 filed on August 7, 2001.

(1) Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)  Filed herein.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB. However, a report on Form 8-K was filed with the SEC on February 4, 2003, relating to the acquisition of Hy-Tech Computer Systems, Inc. and the change in control to the former Hy-Tech Computer Systems shareholders.

A report on Form 8-K and an amended Form 8-K were filed on March 10 and March 13 of 2003, respectively, relating to a change in auditors from Quintanilla, a Professional Accountancy Corporation to Malone & Bailey, PLLC.

ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Fort Myers, Florida, on April 23, 2003.


HY-TECH TECHNOLOGY GROUP, Inc.


By:     /s/ Gary F. McNear
        ------------------------------------
        Gary F. McNear
Its:    Chief Executive Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Gary F. McNear                       April 23, 2003
        ------------------------------------
        Gary F. McNear
Its:    Chief Executive Officer and Director

By:     /s/ Craig W. Conklin                     April 23, 2003
        ------------------------------------
        Craig W. Conklin
Its:    President and Director


CERTIFICATION

I, Gary F. McNear, Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hy-Tech Technology Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003



/s/ Gary F. McNear
---------------------------
Gary F. McNear,
Principal Executive Officer

Financial Statements





                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  SRM Networks, Inc.
  Fort Myers, Florida

We have audited the accompanying balance sheet of Formerly SRM Networks, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of SRM's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Formerly SRM Networks, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 20, 2003

To the Stockholders of
  SRM Networks, Inc.
  Fort Myers, Florida

I have audited the related statements of operations, stockholders' equity, and cash flows for the period from June 2, 2001 (inception) through December 31, 2001 of Formerly SRM Networks, Inc. These financial statements are the responsibility of SRM's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from June 8, 2001 (inception) through December 31, 2001 of Formerly SRM Networks, Inc., in conformity with accounting principles generally accepted in the United States of America.


Quintanilla
Irvine, California

February 14, 2002


SRM NETWORKS, INC.
                                  BALANCE SHEET
                                December 31, 2002


                                     ASSETS


Assets                                                              $-
                                                                ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                              $ 119,901
  Accrued interest payable                                         40,754
  Advances - affiliates                                            83,000
  Convertible note payable                                        700,000
                                                                ----------
    Total current liabilities                                     943,655
                                                                ----------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 5,000,000 authorized,
    no shares issued and outstanding                                    -
  Common stock, $.001 par value, 50,000,000 shares authorized,
    35,475,000 shares issued and outstanding                       35,475
Additional paid in capital                                         19,412
Accumulated deficit                                              (998,542)
                                                                ----------
  Total Stockholders' Deficit                                    (943,655)
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                ==========

      See accompanying summary of accounting policies and notes to financial statements.


                                   SRM NETWORKS, INC.
                                STATEMENTS OF OPERATIONS


                                                                            Inception
                                                    Year Ended              through
                                                    December 31,          December 31,
                                              -------------------------  --------------
                                                        2002                  2001
                                              -------------------------  --------------
Net revenues                                  $                     40   $       2,253
                                              -------------------------  --------------

Operating expenses:
  Consulting                                                    50,000           8,396
  Legal and professional                                       170,372          21,269
  Impairment of investment                                     716,877               -
  Other general and administrative expenses                      1,520           8,524
                                              -------------------------  --------------
                                                               938,769          38,189
                                              -------------------------  --------------

Loss from operations                                          (938,729)        (35,936)

Other income (expense):
  Interest (expense)                                           (40,754)              -
  Interest income                                               16,877               -
                                              -------------------------  --------------
                                                               (23,877)              -
                                              -------------------------  --------------

Net loss                                      $               (962,606)  $     (35,936)
                                              =========================  ==============

Net loss per share:
  Basic and diluted                           $                  (0.03)  $       (0.00)
                                              =========================  ==============

Weighted average shares outstanding:
  Basic and diluted                                          35,475,000       29,905,700
                                              =========================  ==============

      See accompanying summary of accounting policies and notes to financial statements.


                                SRM NETWORKS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        Year Ended December 31, 2002 and
               June 8, 2001 (Inception) through December 31, 2001

                                          Additional
                          Common Stock      paid in   Accumulated
                         Shares    Amount   capital     deficit      Total
                        ---------  -------  -------  ----------  ----------
Issuance of common
  shares to founders    27,500,000  $27,500 ($17,500)  $     -   $  10,000
                        ---------  -------  -------  ----------  ----------

Proceeds from the sale
  of common stock for
  $0.05 per share, net    7,975,000  7,975   28,275          -      36,250

Registration expenses           -        -    5,967          -       5,967

Rent contributed by
  officer                       -        -    1,335          -       1,335

Net loss                        -        -        -    (35,936)    (35,936)
                        ---------  -------  -------  ----------  ----------

Balance,
  December 31, 2001     35,475,000  35,475   18,077    (35,936)     17,616

Rent contributed by
  officer                       -      -      1,335          -       1,335

Net loss                        -      -         -    (962,606)   (962,606)
                        ---------  -------  -------  ----------  ----------

Balance,
  December 31, 2002     35,475,000  $35,475  $19,412  $(998,542)  $(943,655)
                        =========  =======  =======  ==========  ==========

      See accompanying summary of accounting policies and notes to financial statements.


                                            SRM NETWORKS, INC.
                                          STATEMENTS OF CASH FLOWS



                                                                                                 Inception
                                                                                Year Ended        through
                                                                                December 31,    December 31,
                                                                                    2002            2001
                                                                  -------------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                          $               (962,606)  $     (35,936)
Adjustments to reconcile net loss to cash used in operating
  activities:
    Impairment of investment                                                       716,877
    Registration expenses paid by officer                                                -           5,967
    Rent contributed by officer                                                      1,335           1,335
Changes in operating assets and liabilities:
  Accounts receivable                                                                   40             (40)
  Accounts payable and accrued expenses                                            111,730           8,171
  Accrued interest payable                                                          40,754               -
  Stock subscription payable                                                       (14,000)         14,000
                                                                  -------------------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                                             (105,870)         (6,503)
                                                                  -------------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in convertible note receivable                                         (716,877)              -
                                                                  -------------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable                                             700,000               -
Shareholder advances                                                                98,365         (15,365)
Proceeds from the sale of common stock                                                   -          46,250
                                                                  -------------------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          798,365          30,885
                                                                  -------------------------  --------------

NET INCREASE IN CASH                                                               (24,382)         24,382
Cash, beg. of period                                                                24,382               -
                                                                  -------------------------  --------------
Cash, end of period                                               $                      -   $      24,382
                                                                  =========================  ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                     $                      -   $           -
Income taxes paid                                                 $                      -   $           -

NON-CASH TRANSACTION:
Conversion of note receivable into investment in preferred stock
                                                                  $                716,877   $           -

      See accompanying summary of accounting policies and notes to financial statements.

                               SRM NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

SRM Networks, Inc. ("SRM") was originally incorporated under the laws of Nevada on June 8, 2001. SRM is an Internet solutions company that specializes in website hosting and development services.

In January 2003, SRM entered into an agreement and exchanged 100% of SRM shares for 16,000,000 shares of SRM Networks, Inc. or 67% of SRM Networks, Inc. For accounting purposes this transaction was treated as an acquisition of SRM Networks, Inc. and a recapitalization of SRM. SRM is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of SRM Networks, Inc. are not carried over and are adjusted to $0.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Investment

SRM holds a minority equity investment in a company having operations in an area within SRM's strategic focus. The investment carries a restriction on immediate disposition. Upon disposition of this investment, the specific identification method is used to determine the cost basis in computing the realized gain or loss. Declines in value that are judged to be other than temporary are reported in other income and expense.

Revenue Recognition

SRM recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

SRM recognizes revenue for services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."

Income Taxes

SRM accounts for income taxes under the asset and liability approach. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. SRM records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

SRM does not expect the adoption of recently issued accounting pronouncements to have a significant impact on SRM's results of operations, financial position or cash flow.


NOTE 2 - INVESTMENT

On June 21, 2002, SRM loaned $700,000 to weComm, Ltd., a U.K. corporation, ("weComm"). Per the terms of the note, the principal was due and payable on October 7, 2002 together with interest calculated at the rate of 8% per annum. In the event of default, the interest rate would have increased to 15%. On October 4, 2002, SRM converted the 8% note receivable into Series E Preferred Shares of weComm, Ltd. The investment of $716,877 was written off in December 2002.


NOTE 3 - ADVANCES FROM AFFILIATE

SRM receives cash from affiliates who provide SRM with consulting and other services. These advances are non-interest bearing, are due on demand, and are to be repaid to the affiliate as cash becomes available.


NOTE 4 - CONVERTIBLE NOTE PAYABLE

On June 21, 2002, SRM received $700,000 from the issuance of a convertible note payable to a financial institution. Pursuant to the terms of the notes, the principal is due and payable on October 9, 2002 together with interest calculated at the rate of 8% per annum. The note also contains a conversion feature that provides the holder with "conversion units" equivalent to approximately 350,000 shares of SRM's preferred stock at $2.00 per share plus a warrant to purchase up to 210,000 shares of SRM's common stock at $2.50 per share should SRM receive future financing of not less than $5,000,000. The convertible note payable remains outstanding as of March 20, 2003.

NOTE 5 - STOCKHOLDERS' EQUITY

Common and Preferred Stock

SRM has authorized 5,000,000 shares of preferred stock, $.001 par value and 50,000,000 shares of common stock, $.001 par value. The preferred stock will have such right and preferences as determined by the Board of Directors.

On February 8, 2002, SRM's Board of Directors authorized an eleven-to-one (11:1) forward split for stockholders of record on February 14, 2002 and the resulting shares from the split was distributed on February 15, 2002. On February 15, 2002, there were 35,475,000 shares issued and outstanding.

On October 30 and November 1, 2001, SRM issued 797,500 shares of its common stock to various individuals and an entity pursuant to its registration statement filing on Form SB-2 under the Securities Act of 1933. The net proceeds were $36,250.

On June 9, 2001, SRM issued 2,750,000 shares of its common stock to its officers for cash of $10,000.


NOTE 6 - INCOME TAXES

Deferred income taxes consist of the following at December 31:

                              2002
                              ----
Long-term:
  Deferred tax assets    $  338,000
  Valuation allowance      (338,000)
                          ---------
                              $  -
                          =========

For the years ended December 31, 2002 and 2001, SRM had taxable losses, and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward is approximately $1,000,000 at December 31, 2002.

Because of the change of control and change of business in January 2003, the net operating loss will be eliminated.

NOTE 7 - RELATED PARTY TRANSACTIONS

On August 31, 2001, legal and professional expenses related to the Company's registration Statement were paid by its officer in the amount of $5,967. The payment of the fees was considered an additional contribution to capital by the officer and SRM.

SRM occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are $1,335 and $1,335 for the year ended December 31 and for period June 8, 2001 (inception) through June 30, 2001 and are considered additional capital contributions by the officer and SRM.


NOTE 8 - SUBSEQUENT EVENTS

Reverse Merger

In January 2003, SRM entered into an agreement and exchanged 100% of Hy-Tech Computer Systems, Inc. ("Hy-Tech") shares for 16,000,000 shares of SRM or 67% of SRM. In connection with the transaction, SRM changed its name to Hy-Tech Computer Systems, Inc. For accounting purposes this transaction was treated as an acquisition of SRM Networks, Inc. and a recapitalization of Hy-Tech. Hy-Tech is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of SRM Networks, Inc. are not carried over and will be adjusted to $0. In connection with the reverse merger, SRM cancelled 27,450,000 shares of common stock.

Bridge Financing

In connection with the reverse merger, SRM entered into bridge financing for $150,000 and received additional advances of $45,250 in February 2003.

Litigation

SunTrust Bank has filed a lawsuit in the circuit court of the twentieth judicial circuit in and for Lee County, Florida, civil division. This lawsuit is against Hy-Tech Computer Systems, Inc., a Florida Corporation, f/k/a Datasys USA, Incorporated, Craig W. Conklin, an individual, Thomas Z. Frosceno, Sr., an individual, and Gary F. McNear, an individual. The lawsuit arises from three promissory notes held by SunTrust. SunTrust is asking for $3,677,603.74 plus interest accrued since November 6, 2002. Hy-Tech is also in default of a provision of the SunTrust loan covenants restricting mergers and acquisitions. It is anticipated that SunTrust will add this default to their lawsuit.