Form 10KSB
period 2003-02-28
HY TECH TECHNOLOGY GROUP INC
filed 2003-06-13
CIK 1156784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                        Commission File Number: 000-33231

                         HY-TECH TECHNOLOGY GROUP, Inc.
                         ------------------------------
             (Exact name of the Company as specified in its charter)

                   DELAWARE                            95-4868120
        -----------------------------      ---------------------------------
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year. $ 23,954,115

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of May 20, 2003, approximately $ 2,763,500.

As of May 20, 2003, there were 26,675,576 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        [ ] Yes         [X] No

-------------------------------------------------------------------------------
                                TABLE OF CONTENTS
-------------------------------------------------------------------------------

ITEM NUMBER AND CAPTION                                                       PAGE

Special Note Regarding Forward-Looking Statements .........................    4

PART I

     1.  Description of Business ..........................................    4

     2.  Description of Property ..........................................   10

     3.  Legal Proceedings ................................................   10

     4.  Submission of Matters to a Vote of Security Holders ..............   12

PART II

     5.  Market for Common Equity and Related Stockholder Matters .........   13

     6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................   15

     7.  Financial Statements .............................................   18

     8. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................   18

PART III

     9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ................   19

     10. Executive Compensation ...........................................   20

     11. Security Ownership of Certain Beneficial Owners and Management ...   22

     12. Certain Relationships and Related Transactions ...................   23

     13. Exhibits and Reports on Form 8 K .................................   24

     14. Controls and Procedures ..........................................   25

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "will", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were incorporated in the State of Delaware on July 15, 2002 under the name weComm, Ltd. On August 20, 2002 we changed our name to SRM Networks, Inc. On August 21, 2002, the shareholders of SRM Networks, Inc., a Nevada corporation approved an agreement and plan of merger which resulted in SRM Networks, Inc. changing its state of incorporation from Nevada to Delaware by merging into us. SRM Networks, Inc., a Nevada corporation, was incorporated on June 8, 2001. SRM Networks was an Internet solutions company that specialized in website hosting and development services.


Recent Events

On January 31, 2003, we acquired 100% of the issued and outstanding common stock of Hy-Tech Computer Systems, Inc. in consideration for the issuance of 16,000,000 shares of our common stock. Our business operations now consist entirely of the operations conducted by Hy-Tech Computer Systems, Inc. prior to the acquisition. In connection with the acquisition, we changed our name to Hy-Tech Technology Group, Inc. As of January 31, 2003, we abandoned the internet and website hosting business conducted by SRM.

On April 22, 2003, we entered into an Advisory Agreement (the "Advisory Agreement") with Altos Bancorp Inc. ("Altos") pursuant to which Altos agreed to act as our exclusive business advisor for a one year period. Altos will advise us regarding equity and debt financings, strategic planning, mergers and acquisitions, and business developments. The Company and certain of its principal shareholders agreed to pay Altos the following:

         (1) in the event that Altos provides financing that the Company uses to satisfy its obligations to SunTrust Bank, the principal shareholders agreed to grant to Altos an option to purchase 10,000,000 of their shares of our Common Stock and an irrevocable proxy to vote all 15,838,448 of their shares;

         (2) if Altos introduces the Company to any provider of equity financing, the Company agrees to pay a cash fee equal to 10% of the gross proceeds of the financing and warrants to acquire a number of shares of Common Stock equal to 10% of the Common Stock sold in such financing, such warrants to have an exercise price of $.01 per share and a term of five years;

         (3) if Altos introduces the Company to any merger candidate with which the Company closes a transaction, the Company agrees to pay a cash fee equal to 10% of the gross cash proceeds of the merger and warrants to acquire a number of shares of Common Stock equal to 10% of the Common Stock issued in such merger, such warrants to have an exercise price of $.01 per share and a term of five years;

         (4) if Altos introduces the Company to any source of capital, the Company agreed to pay a cash fee equal to 6% of any debt, 3% of any revolving credit line, 2% of any credit enhancement instrument and 10% of any revenue producing contract. This obligation survives for a period of two years from the date of the Advisory Agreement;

         (5) a retainer fee of $30,000, of which $10,000 is paid upon the settlement of The Company's obligations to SunTrust Bank and $20,000 when the Company closes a financing of at least $800,000; and

         (6) in the event that the Company does not proceed with a transaction arranged by Altos without just cause, the Company agreed to pay a termination fee equal to 50% of the fee that Altos would have been paid had the transaction closed.

On April 28, 2003, a merger between the Company and Sanjay Haryama ("SH"), a Wyoming corporation, was effected. The merger was based upon an Agreement and Plan of Merger dated April 28, 2003 among the parties. Pursuant to the merger
(i) SH was merged with and into the Company; (ii) the SH shareholder exchanged 1,000 shares of common stock of SH, constituting all of the issued and outstanding capital stock of SH, for an aggregate of 1,000 shares of the Company's restricted common stock; and (iii) SH's separate corporate existence terminated. The SH shareholder was Coachworks Auto Leasing, which is wholly owned by Jehu Hand. The determination of the number of shares of the Company's stock to be exchanged for the SH shares was based upon arms' length negotiations between the parties.

Prior to the merger, SH completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to a Convertible Debenture Purchase Agreement (the "Purchase Agreement") dated April 21, 2003 between SH and an accredited Colorado investor (the "Investor"). In connection therewith, SH sold a 1% $1,000,000 Convertible Debenture due April 20, 2008 (the "SH Debenture") to the Investor. The unpaid principal amount of the SH Debenture was convertible into unrestricted shares of SH common stock to be held in escrow pending the repayment or conversion of the SH Debenture. Pursuant to the merger, the Company assumed all obligations of SH under the SH Debenture and issued the holder thereof its 1 % $1,000,000 Convertible Debenture due April 28, 2008 (the "Convertible Debenture") in exchange for the SH Convertible Debenture. The material terms of the Convertible Debenture are identical to the terms of the SH Convertible Debenture except that the unpaid principal amount of the Convertible Debenture is convertible into unrestricted shares of the Company's Common Stock (the "Common Stock"). The per share conversion price for the Convertible Debenture in effect on any conversion date is the lesser of (a) $0.35 or one-hundred twenty-five percent (125%) of the average of the closing bid prices per share of the Company's Common Stock during the five (5) trading days immediately preceding April 29, 2003 or (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Company's Common Stock during the forty (40) trading days immediately preceding the date on which the holder of the Convertible Debenture provides the escrow agent with a notice of conversion. The number of shares of the Company's Common Stock issuable upon conversion is also subject to anti-dilution provisions. The Investor's right to convert the Convertible Debenture is subject to the limitation that the Investor may not at any time own more than 4.99% of the outstanding Common Stock of the Company, unless the Company is in default of any provision of the Convertible Debenture or the Investor gives seventy five (75) days advance notice of its intent to exceed the limitation.

On April 28, 2003, the Company entered into a financing transaction in which it has received a firm commitment from a private equity fund for the purchase of a $750,000 convertible debenture from the Company (the "Second Debenture"). The closing of the transaction will occur upon the effectiveness of a registration statement (the "Registration Statement") to be filed with the Securities and Exchange Commission in which, among other things, shares of the Company's Common Stock issuable upon conversion of the Second Debenture will be registered for resale by the equity fund. The terms of the transaction are set forth in a Convertible Debenture Purchase Agreement (the "Second Debenture Purchase Agreement") and an April 28, 2003, $750,000 1% Convertible Debenture (the "Second Debenture") due April 27, 2008 between the Company and the equity fund. The equity fund will receive the Second Debenture at the time if fulfills its $750,000 commitment to the Company. The Second Debenture is convertible into registered shares of the Company's Common Stock.

The per share conversion price for the Second Debenture in effect on any conversion date is the lesser of (a) $0.35 or one hundred twenty-five percent (125%) of the average of the closing bid prices per share of the Company's Common Stock during the five (5) trading days immediately preceding the closing date for the transaction, which shall be no later than five (5) business days after the effective date of the Registration Statement, or (b) one hundred (100%) of the average of the three (3) lowest closing bid prices per share of the Company's Common Stock during the forty (40) trading days immediately preceding the date on which the holder of the Debenture provides a notice of conversion, provided, however, that the maximum number of shares of the Company's common stock that the Second Debenture may be converted into shall be 7,500,000 (the "Maximum Conversion"); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or (b) redeem the unconverted amount of the Second Debenture in whole or in part at one hundred forty percent (140%) of the unconverted amount of the Second Debenture being redeemed plus accrued interest thereon. The number of shares issuable upon conversion of the Second Debenture is also subject to anti-dilution provisions. The Investor's right to convert the Second Debenture is subject to the limitation that the Investor may not at any time own more than 5.0% of the outstanding Common Stock of the Company, unless the Company is in default of any provision of the Second Debenture or the Investor gives seventy five (75) days advance notice of its intent to exceed the limitation.

Pursuant to the Second Debenture Purchase Agreement, the equity fund and its assignees will also receive Common Stock purchase warrants (the "Warrants") exercisable for the purchase of up to 5,000,000 shares of The Company's Common Stock, at any time from the date of issuance through April 27, 2008, at a price of $.01 per share, subject to adjustment based upon anti-dilution provisions contained therein. Pursuant to the Second Debenture Purchase Agreement, Warrants to purchase 2,500,000 shares of the Company's Common Stock were issued and delivered to the equity fund upon the execution of the Second Debenture Purchase Agreement. Warrants to purchase an additional 2,500,000 shares have been issued and are being held in escrow, and will be delivered to the equity fund upon the closing of the Second Debenture Purchase Agreement.

The Company's obligation to file the Registration Statement is set forth in an April 28, 2003 Registration Rights Agreement between The Company and the equity fund which requires the Company to file a Registration Statement with the SEC and to have such Registration Statement declared effective on or prior to August 28, 2003. The Registration Statement will register for resale, on behalf of the equity fund, the shares of the Company's Common Stock issuable upon conversion of the Second Debenture and exercise of the Warrants. Such shares of Common Stock shall be placed in escrow pending any conversions of the Second Debenture or exercises of the Warrant.

Altos arranged the closing of the financing of the Convertible Debenture by the Investor and the entering into of the Second Debenture Purchase Agreement by the equity fund.

On April 29, 2003, the Company entered into an agreement called an "Option to Purchase" ("Settlement Agreement") with SunTrust Bank under which the Company agreed to settle all pending litigation and satisfy all judgments obtained against the Company by SunTrust Bank. The Company agreed to pay a total of $1.5 million by August 28, 2003 in full settlement of all of SunTrust's claims of approximately $3.7 million. Under the terms of the Settlement Agreement, the Company delivered $1 million dollars to SunTrust on April 29, 2003. This $1 million represents all of the proceeds of the sale of the Convertible Debenture. The Company also agreed to pay SunTrust three installments of $65,000 each in June, July and August. The balance of $305,000 must be paid on or before August 28, 2003. The Company also agreed that payment of the installments becomes accelerated in the event that the Company fails to maintain combined inventory and accounts receivable levels of at least $2 million. If the Company fails to pay any of the installments, the judgments held against it by SunTrust will be reinstated in their entirety. Unless the Company arranges alternative financing by August 28, 2003, the Company anticipates using part of the proceeds from the sale of the Second Debenture to pay the August 28, 2003 installment of $305,000 due to SunTrust Bank.

Our Business

Hy-Tech Computer Systems, Inc. began operations on November 3, 1992 in Fort Myers, Florida. We are still headquartered in Fort Myers, Florida where we operate a local Hy-Tech distribution center and a National Distribution operation. We also have sixteen other computer distribution centers throughout Florida, Alabama, Tennessee, Kentucky and in Madison, Wisconsin and Colorado Springs, Colorado.

In the seventeen local operations, and National Distribution operation, our mission is to supply quality computer systems, components and peripherals to computer professionals in a timely manner with an emphasis on customer service. At each of our locations, we have the ability to build custom "Hy-Tech" Brand Systems ranging in size from a simple desktop computer to very complicated and sophisticated servers.

The two main markets in which we operate are sales to computer resellers and sales to Information Technology Departments, which are in the commercial, government and education fields.

At all of our locations, Hy-Tech distributes quality components and peripherals from such leading computer parts vendors as Intel, Microsoft, IBM, Iomega, Kingston, Symantec, Seagate, AMD, and Logitech to name just a few.

During the ten years the Company has been in existence, it has established strong relationships with many of these leading companies. Hy-Tech enjoys Direct OEM status with Microsoft, is an Intel Premier Provider, a Microsoft System Builder Gold Member and Authorized Education Reseller, a Symantec Authorized Education Reseller, and an Iomega Premier Partner, to name just a few.

PRODUCTS & SERVICES

Currently, the products we sell can be categorized as follows;

1) "Hy-Tech" computer systems - desktops, notebooks and servers;

2) Computer components and peripherals;

3) Computer storage products;

4) Computer operating systems and office software;

5) Compaq computer systems - desktop and servers;

6) Computer service; and

7) Computer warranty work.

The "Hy-Tech" systems the Company manufactures range in size from a simple desktop to very complicated and sophisticated servers. The Company estimates that 60% of the revenue from Hy-Tech systems is from the sale of desktop/workstations, 30% is from the sale of servers, with 10% from the sale of notebook computers. Overall, the sale of Hy-Tech systems represents approximately 50% of our total revenue.

We stock and sell a full line of computer components and peripherals for parts replacement, computer upgrades and to resellers who choose to build their own systems. We also do a great deal of special order sales, products that we do not routinely stock but will purchase at the request of a customer.

In addition to the standard storage products such as hard drives, ZIP drives, and tape drives, we are actively involved with the sale and promotion of Iomega's Network Attached Storage (NAS) products. The Storage Area is growing very rapidly and the Iomega product is priced very competitively. We have forecasted that sales of NAS products will grow from $1.6 billion in 2000 to $6.5 billion in 2003. We also distribute a PCMCIA Notebook Storage back-up product manufactured by CMS Peripherals. As the sale of Notebooks increases and the reality that the hard drives in these notebooks need to be backed-up, sales of this product should increase dramatically.

We distribute Microsoft OEM operating systems and Office software products utilizing our System Builder Gold Member status. We also sell Microsoft operating systems installed on our Hy-Tech systems. We also sell Microsoft volume licenses on software to commercial and government IT departments. Using our Microsoft Authorized Education Reseller status, we sell Microsoft software products into the education arena.

Sales of computer components, peripherals, storage products and Microsoft licenses represent approximately 45% of our total revenue.

When our customers request a "Tier 1" product, we act as an authorized reseller of workstations and certain Compaq servers. We do service work for our customers both in-house and on-site. While this is a relatively new emphasis by the Company, several of the Hy-Tech stores are booking considerable service hours. We also do warranty work for several of the large third party computer service companies.

Currently, the total revenue generated by Compaq system sales, customer service, and warranty work represents approximately 5% of the Company's total revenue.

COMPETITIVE SITUATION

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

In its direct sales to IT departments, be they in the commercial, government or education fields, we compete primarily with the large computer manufacturers. The large computer manufacturers have the advantage of size and name recognition. They also have the disadvantage of historically weak customer relationships and little or no local presence. The IT departments prefer to work with local sources, who they often view as neighbors and friends, if the local entity can supply quality product at reasonable prices. The Company uses, in its systems, only quality components and has the ability to custom build systems to the customer's specifications in a fraction of the time it takes to get custom built systems from the large computer companies. Often, the technicians in the IT departments come to rely on the expertise of our technical staff, which is immediately available to them as needed. In emergency situations, Hy-Tech has the ability to custom build and deliver systems to these customers in three to four hours.

When the IT departments require parts rather than systems, we are in competition for this business primarily with on-line computer components suppliers. These companies treat this business as a commodity and compete strictly on price. Again, the benefits of our local service such as the ability to immediately pick-up components, over-the-counter replacement of defective parts as needed, and hands-on product support allow us to compete effectively for this business.

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

INTELLECTUAL PROPERTY

We hold no patents, or trademarks. We do hold the appropriate business licenses to operated in each of its locations.

GOVERNMENT AUTHORIZATION

The only government approvals required for our operations are local business licenses.

RESEARCH AND DEVELOPMENT

The Company has developed two sophisticated web sites for providing technical information to its customers, selling product to its existing customers, and the second site has been developed for selling product to the end user customers that we have not previously targeted. Development costs were $185,000 in 2001, and $335,000 in 2002.

EMPLOYEES

The Company currently employs sixty-five full-time employees and three part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases two buildings from related parties. The building located at 1826 Boy Scout Drive, Fort Myers, FL consists of 4,600 square feet, and the Company leases it for $3,400.00 monthly. The lease expires December 31, 2010, and the Company has the option of extending it for five more years with a rent escalation equal to the consumer price index increase over the term of the first lease period. The building located at 1840 Boy Scout Drive, Fort Myers, FL consists of 11,320 square feet, and the Company leases it for $6,325 monthly. The lease expires December 31, 2010, and Hy-Tech has an option to extend it for five years with a rent escalation equal to the consumer price index increase over the term of the first lease period. Both of these buildings are owned by Lee Coast Enterprises, Inc. Margaret L. Conklin, (wife of Craig Conklin), as trustee, owns 33% of the stock of Lee Coast Enterprises. Susan McNear, (wife of Gary McNear), as trustee, owns 33% of the stock of Lee Coast Enterprises. Gary McNear is President of Lee Coast Enterprises, Inc. Both of these buildings are leased at market rates. Gary McNear is our vice president, chief financial officer, secretary and a director. Craig Conklin is our vice president, chief operating officer and director.

The following table sets forth the locations, monthly rent and expiration dates for the leases at our distribution centers:

--------------------------------- ---------------------------- ----------------------------- ----------------------------------
City                              Expiration Date              Monthly Rent                  Square Feet
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Birmingham, AL                    09/30/2003                   $2,500.00                     3,113.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Pensacola, FL                     12/31/2003                   $2,000.00                     2,200.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Knoxville, TN                     02/28/2004                   $2,585.00                     3,000.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Ocala, FL                         09/30/2003                   $1,527.54                     2,550.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Lexington, KY                     04/30/2004                   $2,000.00                     3,000.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Madison, WI                       03/31/2005                   $2,458.00                     2,900.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Fort Myers, FL                    12/31/2010                   $6,325.00                     11,320.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Fort Myers, FL                    12/31/2010                   $3,400.00                     4,600.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
West Palm Beach, FL               08/31/2005                   $2,337.00                     2,850.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Naples, FL                        12/31/2004                   $2,170.00                     3,000.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Nashville, TN                     03/31/2004                   $5,054.00                     4,700.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Colorado Springs, CO              05/31/2005                   $2,736.00                     3,200.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Chattanooga, TN                   02/28/2004                   $2,275.00                     2,240.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Melbourne, FL                     Monthly occupancy            $1,823.00                     2,000.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Sarasota, FL                      Monthly occupancy            $1,718.00                     2,200.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Mobile, AL                        03/31/2004                   $1,710.00                     2,400.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------
Louisville , KY                   06/30/2004                   $1,425.00                     2,300.00
--------------------------------- ---------------------------- ----------------------------- ----------------------------------


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

On April 29, 2003, the Company entered into an agreement called an "Option to Purchase" ("Settlement Agreement") with SunTrust Bank under which the Company agreed to settle all pending litigation and satisfy all judgments obtained against the Company by SunTrust Bank. The Company agreed to pay a total of $1.5 million by August 28, 2003 in full settlement of all of SunTrust's claims of approximately $3.7 million. Under the terms of the Settlement Agreement, the Company delivered $1 million dollars to SunTrust on April 29, 2003. This $1 million represents all of the proceeds of the sale of the Convertible Debenture. The Company also agreed to pay SunTrust three installments of $65,000 each in June, July and August. The balance of $305,000 must be paid on or before August 28, 2003. The Company also agreed that payment of the installments becomes accelerated in the event that The Company fails to maintain combined inventory and accounts receivable levels of at least $2 million. If the Company fails to pay any of the installments, the judgments held against it by SunTrust will be reinstated in their entirety. Unless the Company arranges alternative financing by August 28, 2003, The Company anticipates using part of the proceeds from the sale of the Second Debenture to pay the August 28, 2003 installment of $305,000 due to SunTrust Bank.

The Company has a number of overdue accounts payable to its suppliers and other trade creditors, and is in the process of negotiating payment terms. Numerous creditors have sent demand letters and threatened litigation against the Company. Two significant actions have been commenced against us as of the date of this report. One is an action commenced in the Circuit Court of Lee County, Florida by Uneec Technology, Inc. in which it seeks to recover $116,180 for goods sold and delivered to the Company. The second is an action commenced in the Circuit Court of Lee County, Florida by Hyundai Imagequest America to recover $51,075 for goods sold and delivered to the Company. The Company believes it can settle these litigations and other creditors' claims after it obtains secured financing.

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On August 21, 2002, our predecessor, SRM Networks, held a special meeting of shareholders to vote upon a proposal to approve an agreement and plan of merger, the purpose of which was to change the state of incorporation of SRM Networks from Nevada to Delaware.

There were present in person or by proxy at the Meeting, Shareholders shown to be the holders of the then 29,399,000 shares out of a total of the then 35,475,000 shares of SRM Networks' Common Stock issued and outstanding and entitled to vote at the Meeting and that a quorum for the transaction of business was present at the Meeting.

   The proposal was approved by the following vote:

   For                 Against              Withheld
   29,399,000            -0-                  -0-

                                    PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reports to Security Holders

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

Prices of Common Stock

Since February 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock were published on the OTC Bulletin Board under the trading symbol "SRMW" until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became HYTT.

The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of the our Common Stock as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                        Common Stock
Year Ended February 28, 2003                           High      Low
----------------------------                          ------    ------
First quarter                                          5.50      3.50
Second quarter                                         6.25      1.50
Third Quarter                                          2.35       .55
Fourth Quarter (first available October 31, 2002)      2.48       .91


On May 15, 2003, the closing bid price for our common stock was $ .255.

There are approximately sixty (60 record holders of common equity.

We have outstanding 26,675,576 shares of our common stock. Of these shares, 10,837,128 shares, will be freely tradable without restriction under the Securities Act unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. Non-affiliates currently hold 504,659 shares of our common stock, or fifty-seven percent (57%), of our outstanding shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of
(1)% of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a From 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

We can offer no assurance that an active public market in our shares will develop. Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. As of April 21, 2003, the approximate number of holders of record of shares of our common stock is 18.

Penny Stock Regulation

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.


BACKGROUND

We were formed in 1991 as a supplier to the information technology business. In January 31, 2003, we completed a reverse acquisition into SRM Networks, an internet service provider, in which we were deemed the "acquisition acquirer". We have discontinued SRM Network's internet business. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc.

CRITICAL ACCOUNTING POLICIES

The Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The Company operates in a highly competitive industry subject to aggressive pricing practices, pressures on gross margins, frequent introductions of new products, rapid technological advances, continual improvement in product price/performance characteristics, and changing consumer demand.

As a result of the dynamic nature of the business, it is possible that the Company's estimates with respect to the realizability of inventories and accounts receivable may be materially different from actual amounts. These differences could result in higher than expected allowance for bad debts or inventory reserve costs, which could have a materially adverse effect on the Company's financial position and results of operations.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Vendor Programs

Funds received from vendors for price protection, product rebates, marketing and training, product returns and promotion programs are generally recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program. The Company records estimated reductions to revenues for incentive offerings and promotions. Depending on market conditions, the Company may implement actions to increase customer incentive offerings, which may result in an incremental reduction of revenue at the time the incentive is offered.

Accounts Receivable

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company records estimated reductions to revenue for incentive offerings and promotions. Depending on market conditions, the Company may implement actions to increase customer incentive offerings, which may result in an incremental reduction of revenue at the time the incentive is offered.

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the average cost method. The Company maintains a perpetual inventory system which provides for continuous updating of average costs. The Company evaluates the market value of its inventory components on a regular basis and reduces the computed average cost if it exceeds the component's market value. Inventories consist primarily of computer parts and components purchased from vendors.

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

RESULTS OF OPERATIONS

During the fiscal year ended February 28, 2003 (the "2003 Period") revenues were $23,954,115, compared to revenues of $ 28,210,368 during the fiscal year ended February 28, 2002 (the "2002 Period"). This represents a decrease of approximately 15%. This decrease is due to restrictions on our inventory purchases that were imposed by our primary lender, SunTrust Bank. This decrease is also attributable to the general decrease in the information technology business that occurred during this period.

Gross margins were $3,112,371 during the 2003 Period compared to $4,573,496 during the 2002 Period. Gross margins as a percentage of revenues decreased from approximately 16.2% during the 2002 Period to 13.0% during the 2003 Period. The decrease in gross margin was due to the Company having to purchase inventory from higher cost vendors due to the lack of liquidity that resulted from its lending arrangements.

General, administrative and selling expenses were $4,551,570 during the 2003 period compared to $4,992,190 during the 2002 period. The decrease in general, administrative and selling expenses primarily resulted from the decrease in bad debt expense of $388,629 as well as other cost savings from the Company's effort to control costs.

Interest expense decreased to $216,616 during the 2003 Period from $322,186 during the 2002 Period. This decrease was due to decreased levels of borrowings and lower interest rates.

Net loss for the 2003 Period was $1,661,617, compared to a net loss of $735,067 for the 2002 Period, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2003, we had cash of $165,149, current assets of $3,414,536 and current liabilities of $7,237,981. At February 28, 2003, we had negative working capital of $3,823,445. We were also in default to our primary lender, SunTrust Bank. SunTrust had obtained judgments of approximately $3,966,000 against the Company and its officers, who had guaranteed the loan.

On April 29, 2003, we settled our claims with SunTrust pursuant to a Settlement Agreement for aggregate payments of $1.5 million. Under the terms of the Settlement Agreement, the Company delivered $1 million dollars to SunTrust on April 29, 2003. This $1 million represented all of the proceeds of the sale of a Convertible Debenture that was issued to a private investor. We also agreed to pay SunTrust three installments of $65,000 each in June, July and August. The balance of $305,000 must be paid on or before August 28, 2003. The June installment to SunTrust was paid when due. We also agreed that payment of the installments becomes accelerated in the event that we fail to maintain combined inventory and accounts receivable levels of at least $2 million. If we fail to pay any of the installments, the judgments held against us by SunTrust will be reinstated in their entirety.

We have an agreement with a private investor to issue a Convertible Debenture for $750,000 on or about August 28, 2003, subject to certain conditions. We intend to use a portion of the proceeds of this transaction to pay the last installment to SunTrust. We are also negotiating with several commercial factors to set up a credit line based on our accounts receivable. In the event that the transaction with the private investor does not close, we believe that we will be able to pay off SunTrust with the proceeds of the accounts receivable financing.

We are overdue with payments to numerous vendors. We are in the process of negotiating payment terms with these vendors. Although some vendors have threatened to commence litigation against us, to date only two vendors with claims of approximately $116,800 and $51,000 have started suit.

We cannot guaranty that additional funding will be available on favorable terms, if at all. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

Going Concern Qualification

In its review of our financial statements for the period ended February 28, 2003, included in this report, our independent accountants have noted factors which raise substantial doubt about our ability to continue as a going concern. Our accountants have noted that we will require additional working capital to develop and support our technologies and business until we either (1) achieve a level of revenues adequate to generate sufficient cash flows from operations; or
(2) obtain additional financing necessary to support our working capital requirements.

We believe that the proceeds of sales of our debentures, borrowings from a commercial factor and improved business conditions will allow us to begin operating at a profit, achieve revenues adequate to generate cash flows from operations and pay off all creditors claims in due course.

In the event the Company is unable to increase revenues and raise additional capital to satisfy the remaining obligations to SunTrust Bank and to finance operations, the Company may be forced to seek bankruptcy protection.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements, together with the independent accountants report thereon of Malone & Bailey, PLLC appears herein, immediately following the Exhibits to this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Effective March 5, 2003, the client-auditor relationship between Hy-Tech Technology Group, Inc., formerly SRM Networks and Quintanilla, a Professional Accountancy Corporation ("Quintanilla") ceased as the former accountant was dismissed. On that date, the Company engaged Malone & Bailey, PLLC as its principal independent public accountant. The decision to engage Malone & Bailey, PLLC was made by the Company's Finance and Audit Committee in accordance with
Section 301 of the Sarbanes-Oxley Act of 2002. The change is based on the relocation of the Company's principal place of business from California to Florida.

Malone & Bailey, PLLC is succeeding Quintanilla. Quintanilla's report on the financial statements of SRM Networks since its inception on June 8, 2001 through December 31, 2001 and any later interim period up to and including the date the relationship with Quintanilla ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of SRM Network's first and most recent fiscal year ending December 31, 2001 and any later interim period, including the interim period up to and including the date the relationship with Quintanilla ceased, there have been no disagreements with Quintanilla on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Quintanilla would have caused Quintanilla to make reference to the subject matter of the disagreements in connection with its report on the Company' financial statements. Since the Company's inception on June 8, 2001, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

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

The Company has not previously consulted with Malone & Bailey, PLLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Quintanilla, the Company's previous independent accountant, as there were no such disagreements or another reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's inception through December 31, 2001 and any later interim period, including the interim period up to and including the date the relationship with Quintanilla ceased. The Company has not received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Malone & Bailey, PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey, PLLC did not furnish a letter to the Commission.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Our directors and principal executive officers are as specified on the following table:


=======================  ====       ==================================================================
Name                      Age       Position

Martin Nielson             51       Chief Executive Officer and Chairman of the Board of Directors
Gary F. McNear             59       Chief Financial Officer, Vice President, Secretary and Director
Craig W. Conklin           54       Chief Operating Officer, Vice President and Director
=======================  ====       ==================================================================

MARTIN NIELSON has been our Chief Executive Officer and Chairman of the Board of Directors since May 2003. Mr. Nielson is a principal of Altos Bancorp, Inc., serving as its Chairman and Chief Executive Officer since November 2002. He has also served as Chief Executive Officer and director of Inclusion Inc. since September 2000. Mr. Nielson and Altos were instrumental in assisting the Company in the negotiations that led to the Company's settlement of its litigation with SunTrust Bank and in securing the financing that funded that settlement. Mr. Nielson will devote his time and attention to leading the Company's expansion and improving its profitability. Mr. Nielson is a senior executive with extensive experience in operations and finance. He has been a business builder for 30 years with such companies as Gap, Businessland, and Corporate Express and now will bring that very relevant fast-growth, public company experience to Hy-Tech.

Altos, which is an outgrowth of Nielson's M&A practice during his ten years in London is engaged in providing investment banking and business development services to growth oriented, emerging companies throughout the United States and Europe. Altos has been retained by the Company to act as its business advisor. Mr. Nielson will re-assign his Altos duties as advisor to Hy-Tech to another executive during his term of service with the Company.

GARY F. MCNEAR has been our Chief Financial Officer, Vice President, Secretary and Director since May 2003. From January 2003, through May 2003 he served as Chief Executive Officer and Director of the Company. Mr. McNear has served as the Chief Executive Officer, Chairman of the Board, and Treasurer of Hy-Tech Computer Systems since the Company's inception in November 1992, and was a founding shareholder. Mr. McNear has also served as Secretary of Hy-Tech Computer Systems since March 2001. Hy-Tech Computer Systems aquired us in a reverse acqusition in January 2003. Mr. McNear's duties include banking relationships, cash management, and financial reporting. Mr. McNear's formal education is in Industrial Administration at Iowa State University. Mr. McNear is a former officer and pilot in the U.S. Air Force, and a former airline pilot.

CRAIG W. CONKLIN has been our Chief Operating Officer, Vice President and Director since May 2003. From January 2003 through May 2003, he served as President and Director of the Company. Mr. Conklin has served as President and Director of Hy-Tech Computer Systems since the Company's inception in November 1992, and was a founding shareholder. Hy-Tech Computer Systems aquired us in a reverse acqusition in January 2003. Mr. Conklin's duties include marketing and operations of the Company. Mr. Conklin holds a B.S. in engineering from the Dartmouth College, and an MBA from the Amos Tuck School of business. Mr. Conklin was formerly employed by Owens-corning Fiberglas, inc. and he successfully operated and sold Golf & Electric Carriages, Inc., a local distributorship for Club Car Golf Carts.

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the years ending February 28, 2003, 2002 and 2001. Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                                         ------------------------------------------------
                                          Annual Compensation                 Awards                        Payouts
                            ------------------------------------------   -------------------------  ---------------------
                                                                         Restricted    Securities              All Other
                                                         Other Annual      Stock      Underlying    LTIP       Compen-
         Name &                      Salary    Bonus    Compensation      Awards       Options/    Payouts     sation
   Principal Position        Year      ($)       ($)         ($)            ($)        SARs (#)      ($)         ($)
   ----------------------   ------- --------- --------   ------------   ------------ ------------- ---------- -----------
Gary F. McNear,             2002       -0-       -0-          -0-            -0-          -0-         -0-         -0-
Chief Executive Officer
  and Director
                            2001       -0-       -0-          -0-            -0-          -0-         -0-         -0-

                            2000    $141,000     -0-          -0-            -0-          -0-         -0-         -0-

                                                                         Restricted    Securities               All Other
                                                         Other Annual      Stock      Underlying     LTIP       Compen-
          Name &                     Salary     Bonus    Compensation      Awards       Options/    Payouts     sation
   Principal Position        Year      ($)       ($)          ($)            ($)        SARs (#)      ($)         ($)
   ----------------------   ------- --------- --------   ------------   ------------ ------------- ---------- -----------
Craig W. Conklin,           2002       -0-       -0-          -0-            -0-          -0-         -0-         -0-
President and Director
                            2001       -0-       -0-          -0-            -0-          -0-         -0-         -0-

                            2000    $141,000     -0-          -0-            -0-          -0-         -0-         -0-


Compensation of Directors.

Our directors receive no compensation for their service on our board of directors.

On April 28, 2003, we entered into an employment agreement with Gary F. McNear, our Chief Financial Officer, Vice President, Secretary and Director. Mr. McNear is paid a base salary of $1,500 per week, and is also paid $500 per week for each week during any month in which earnings (defined as "EBITDA") exceeds 5% of our sales. The agreement is for a term of two years. The agreement restricts Mr. McNear from competing with us, soliciting our customers or employees, and interfering with our business during the term of the agreement and for one year thereafter. Mr. McNear agreed to keep our business trade secrets confidential and not to make use of them. In the event we terminate Mr. McNear without cause, we must pay him severance, consisting of our choice of $250,000 or 250,000 shares of our common stock. Under the agreement, Mr. McNear was also granted an option to acquire 500,000 shares of our common stock, at a price of $.01 per share, expiring five years from the date of grant. The options vest at the rate of 25% per year provided Mr. McNear remains our employee, and 25% of the options also vest during any quarter in which earnings (defined as "EBITDA") exceeds 5% of our sales.


On April 28, 2003, we entered into an employment agreement with Craig W. Conklin, our Chief Operating Officer, Vice President, and Director. Mr. Conklin is paid a base salary of $1,500 per week, and is also paid $500 per week for each week during any month in which earnings (defined as "EBITDA") exceeds 5% of our sales. The agreement is for a term of two years. The agreement restricts Mr. Conklin from competing with us, soliciting our customers or employees, and interfering with our business during the term of the agreement and for one year thereafter. Mr. Conklin agreed to keep our business trade secrets confidential and not to make use of them. In the event we terminate Mr. Conklin without cause, we must pay him severance, consisting of our choice of $250,000 or 250,000 shares of our common stock. Under the agreement, Mr. Conklin was also granted an option to acquire 500,000 shares of our common stock, at a price of $.01 per share, expiring five years from the date of grant. The options vest at the rate of 25% per year provided Mr. Conklin remains our employee, and 25% of the options also vest during any quarter in which earnings (defined as "EBITDA") exceeds 5% of our sales.

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

Option Grants In Last Fiscal Year


The following table sets forth information concerning stock options granted to our executive officers and directors named in the summary compensation table for the fiscal year ending February 28, 2003:

                          Number of Shares     Percentage of Total of Options
                         Underlying Options      Granted to Employees During     Exercise Price
         Name                  Granted                   Fiscal Year                Per Share       Expiration Date
------------------------ -------------------   ------------------------------   ----------------    ---------------
Gary F. McNear                None                       __________                __________         __________
Craig W. Conklin              None                       __________                __________         __________


Options Exercised In Last Fiscal Year And Fiscal Year-End Option Values


                                                    Number of Shares Underlying          Value of Unexercised
                                                      Unexercised Options at            In-the-Money Options at
                         Shares                           Fiscal Year-End                   Fiscal Year-End
                       Acquired on       Value     -----------------------------    -------------------------------
       Name             Exercise        Realized   Exercisable     Unexercisable    Exercisable       Unexercisable
-------------------- ---------------  ----------   -----------     -------------    -----------       -------------
Gary F. McNear             0               0             0          __________             0                    0
Craig W. Conklin           0               0             0          __________             0                    0

None of our directors or officers was granted or exercised an option during the fiscal year ended February 28, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 15, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

--------------------------------------------------------------------- ------------------------------------ --------------------
Name and Address of Beneficial Owner                                  Amount and Nature of Beneficial      Percent of Class
                                                                      Ownership
--------------------------------------------------------------------- ------------------------------------ --------------------
Altos Bancorp, Inc.                                                   15,838,448(1)                        59.4%
101 First Street, PMB 493
Los Altos, CA 94022
--------------------------------------------------------------------- ------------------------------------ --------------------
Martin Nielson, Chief Executive Officer and Chairman of the Board     15,838,448(2)                        59.4%
of Directors
Hy-Tech Technology Group, Inc.
1840 Boy Scout Drive
Fort Myers, Florida 33907
--------------------------------------------------------------------- ------------------------------------ --------------------
Gary F. McNear, Chief Financial Officer, Vice President, Secretary    2,919,224(3)                         10.9%
and Director
Hy-Tech Technology Group, Inc.
1840 Boy Scout Drive
Fort Myers, Florida 33907
--------------------------------------------------------------------- ------------------------------------ --------------------
Craig W. Conklin, Chief Operating Officer, Vice President and         2,919,224(4)                         10.9%
Director
Hy-Tech Technology Group, Inc.
1840 Boy Scout Drive
Fort Myers, Florida 33907
--------------------------------------------------------------------- ------------------------------------ --------------------

         (1) On April 29, 2003, the Gary F. McNear Revocable Trust ("Gary Trust"), the Susan M. McNear Revocable Trust ("Susan Trust"), the Craig M. Conklin Revocable Trust ("Craig Trust") and the Margaret L. Conklin Revocable Trust ("Margaret Trust") (collectively the "Trusts") entered into a Stock Option and Irrevocable Proxy Agreement with Altos. Gary McNear is the Chief Financial Officer, Vice President, Secretary and Director of The Company and Susan McNear is his wife. Craig M. Conklin is the Chief Operating Officer, Vice President and a Director of the Company and Margaret Conklin is his wife. The Trusts own an aggregate of 15,838,444 shares of the Company's Common Stock. The Trusts granted to Altos an option to acquire 10,000,000 of their shares of Common Stock for $.01 per share for a period of three years. The Trusts also granted to Altos an irrevocable proxy to vote their shares. The irrevocable proxy is for a term of three years with respect to the 10,000,000 shares of Common Stock held by the Trusts that are subject to the option to purchase and for a term of six months with respect to the 5,838,444 shares of Common Stock held by the Trusts that are not subject to the option to purchase. The following table summarizes the options and proxies granted by the Trusts to Altos:

----------------------------- ----------------------------- ------------------------------ ---------------------------
                              Shares   Subject   to  Altos  Shares  Subject to Three Year  Shares   Subject   to  Six
                              Option                        Proxy                          Month Proxy
----------------------------- ----------------------------- ------------------------------ ---------------------------
Gary Trust                    3,959,612                     3,959,612                      -
----------------------------- ----------------------------- ------------------------------ ---------------------------
Susan Trust                   1,040,388                     1,040,388                      2,919,224
----------------------------- ----------------------------- ------------------------------ ---------------------------
Craig Trust                   3,959,612                     3,959,612                      -
----------------------------- ----------------------------- ------------------------------ ---------------------------
Margaret Trust                1,040,388                     1,040,388                      2,919,224
----------------------------- ----------------------------- ------------------------------ ---------------------------
Total                         10,000,000                    10,000,000                     5,838,448
----------------------------- ----------------------------- ------------------------------ ---------------------------

         (2) Mr. Nielson is deemed to be the beneficial owner of the shares of common stock owned by Altos by virtue of being an affiliate of Altos.

         (3) Includes 2,959,224 shares owned by the Susan Trust that are subject to the Altos proxy for six months from April 29, 2003, but which are not subject to the Altos option to purchase and may be sold subject to the proxy. Does not include option for 500,000 shares granted under employment agreement, no portion of which is vested.

         (4) Includes 2,959,224 shares owned by the Margaret Trust. that are subject to the Altos proxy for six months from April 29, 2003, but which are not subject to the Altos option to purchase and may be sold subject to the proxy. Does not include option for 500,000 shares granted under employment agreement, no portion of which is vested.


As of May 15, 2003, there were 26,675,576 shares of the Company's stock issued and outstanding, excluding 21,051,925 shares which are held in escrow to be delivered upon the conversion of certain of our convertible debt and are not considered to be outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company currently leases two buildings from related parties. The building located at 1826 Boy Scout Drive, Fort Myers, FL consists of 4,600 square feet, and the Company leases it for $3,400.00 monthly. The lease expires December 31, 2010, and the Company has the option of extending it for five more years with a rent escalation equal to the consumer price index increase over the term of the first lease period. The building located at 1840 Boy Scout Drive, Fort Myers, FL consists of 11,320 square feet, and the Company leases it for $6,325 monthly. The lease expires December 31, 2010, and Hy-Tech has an option to extend it for five years with a rent escalation equal to the consumer price index increase over the term of the first lease period. Both of these buildings are owned by Lee Coast Enterprises, Inc. Margaret L. Conklin, (wife of Craig Conklin), as trustee, owns 33% of the stock of Lee Coast Enterprises. Susan McNear, (wife of Gary McNear), as trustee, owns 33% of the stock of Lee Coast Enterprises. Gary McNear is President of Lee Coast Enterprises, Inc. Both of these buildings are leased at market rates. Gary McNear is our vice president, chief financial officer, secretary and a director. Craig Conklin is our vice president, chief operating officer and director.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit No.
----           ---------------
2.1            Exchange Agreement (1)

2.1            Agreement and Plan of Merger dated as of April 29,2003 between The
               Company and Sanjay Haryama (4)

2.2            Certificate of Merger between The Company and Sanjay Haryama as filed with the Delaware Secretary of State on April 29, 2003. (4)

3.1            Articles of Incorporation (2)

3.2            Bylaws (2)

3.3            Certificate of Amendment (3)

10.1           Advisory Agreement between The Company and Altos Bancorp Inc. dated
               April 22, 2003 (5)

10.2           Stock Option and Irrevocable Proxy Agreement among Altos Bancorp,
               Inc., the Gary F. McNear Trust, the Susan M. McNear Trust, the Craig
               W. Conklin Trust and the Margaret L. Conklin Trust (5)

10.3           Convertible Debenture Purchase Agreement dated as of April 21, 2003 between Sanjay Haryama and HEM Mutual Assurance LLC. (4)

10.4           Convertible Debenture Purchase Agreement dated as of April 28, 2003 between The Company and HEM Mutual Assurance Fund Limited. (4)

10.5           Option Purchase Agreement between The Company and SunTrust Bank (4)

10.6           Employment Agreement with Gary F. McNear

10.7           Employment Agreement with Craig W. Conklin

99.1           Certification of Principal Executive Officer Pursuant to 18 U.S.C.
               Section 1350

99.1           Certification of Principal Financial Officer Pursuant to 18 U.S.C.
               Section 1350

---------------

(1) Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2) Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3) Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4) Incorporated by reference to the Form 8-K filed on May 13, 2003.

(b) Reports on Form 8-K

A report on Form 8-K was filed on February 4, 2003, relating to the acquisition of Hy-Tech Computer Systems, Inc. and the change in control to the former Hy-Tech Computer Systems shareholders.

A report on Form 8-K and an amended Form 8-K were filed on March 10 and March 13 of 2003, respectively, relating to a change in auditors from Quintanilla, a Professional Accountancy Corporation to Malone & Bailey, PLLC.

A report on Form 8-K was filed on May 13, 2003, relating to a change in control, item 1, involving the acquisition by Altos of a controlling interest in the Company and relating to other events, item 5, involving a financing of the Company and a settlement with SunTrust Bank.

ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annually report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned in the City of Fort Myers, Florida, on June 12, 2003.


HY-TECH TECHNOLOGY GROUP, Inc.


By:     /s/ Martin Nielson
        ------------------------------------
        Martin Nielson
Its:    Chief Executive Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:     /s/ Gary F. McNear                       June 12, 2003
        ------------------------------------
         Gary F. McNear
Its:     Chief Financial Officer,
         Vice President, Secretary and Director


By:     /s/ Craig W. Conklin                     June 12, 2003
        ------------------------------------
        Craig W. Conklin
Its:    Chief Operating Officer,
        Vice President and Director


By:     /s/ Martin Nielson                       June 12, 2003
        ------------------------------------
        Martin Nielson
Its:    Chief Executive Officer and Director

                                  CERTIFICATION

I, Martin Nielson, Principal Executive Officer, certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 12, 2003              /s/ Martin Nielson
                                  -----------------------------------
                                  Martin Nielson, Principal Executive Officer

                                 CERTIFICATIONS

I, Gary F. McNear, Principal Financial Officer, certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

                                   /s/ Gary F. McNear
                                   --------------------------------------------
                                   Gary F. McNear, Principal Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Hy-Tech Technology Group, Inc.
  Fort Myers, Florida

We have audited the accompanying consolidated balance sheet of Hy-Tech Technology Group, Inc. as of February 28, 2003, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of Hy-Tech's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hy-Tech Technology Group, Inc. as of February 28, 2003, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Hy-Tech will continue as a going concern. As discussed in Note 2 to the financial statements, Hy-Tech has incurred losses for the years ended February 28, 2003 and 2002 totaling $1,661,617 and $735,067 and had negative working capital of $3,823,445 as of February 28, 2003. Hy-Tech will require additional working capital to develop and support its technologies and business until Hy-Tech either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Hy-Tech's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

May 29, 2003

                          HY-TECH TECHNOLGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                February 28, 2003



                                     ASSETS

Current assets
  Cash                                                                         $   165,149
  Accounts receivable, net of allowance of $192,000                              1,468,375
  Inventories                                                                    1,739,698
  Other receivables                                                                 10,200
  Prepaid expenses                                                                  31,114
                                                                               -----------
    Total current assets                                                         3,414,536

Property and equipment, net                                                        843,080
Other assets                                                                        72,331
                                                                               -----------

    Total assets                                                               $ 4,329,947
                                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                             $ 2,079,594
  Accrued expenses                                                                 409,512
  Line of credit                                                                 2,886,000
  Advances                                                                         278,236
  Loans payable - shareholders                                                     105,000
  Current portion of loans payable                                               1,479,639
                                                                               -----------
    Total current liabilities                                                    7,237,981

Long-term liabilities
  Loans payable, net of current portion                                             81,325
                                                                               -----------

    Total liabilities                                                            7,319,306
                                                                               -----------

Commitments and Contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value, 32,000,000 shares authorized, no shares
    issued and outstanding                                                               -
  Common stock, $.001 par value, 200,000,000 shares authorized, 24,027,501
    shares issued and outstanding                                                   24,028
  Accumulated deficit                                                           (3,013,387)
                                                                               -----------
    Total Shareholders' Deficit                                                 (2,989,359)
                                                                               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $ 4,329,947
                                                                               ===========


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                          HY-TECH TECHNOLGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Years Ended
                                               February 28,
                                       ------------------------------
                                            2003            2002
                                       -------------   --------------
Net revenues                           $ 23,954,115    $ 28,210,368
Cost of revenues                         20,841,744      23,636,872
                                       ------------    ------------
Gross margin                              3,112,371       4,573,496

General, administrative and selling       4,551,570       4,992,190
                                       ------------    ------------
Loss from operations                     (1,439,199)       (418,694)
                                       ------------    ------------
Other income (expense)
  Other income (expense)                     (5,802)          5,813
  Interest expense                         (216,616)       (322,186)
                                       ------------    ------------
                                           (222,418)       (316,373)
                                       ------------    ------------
Net loss                               $ (1,661,617)   $   (735,067)
                                       ============    ============
Net loss per share:
  Net loss - basic and diluted         $      (0.10)   $      (0.05)
                                       ============    ============

Weighted average shares outstanding:
  Basic and diluted                      16,967,699      16,000,000
                                       ============    ============


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                          HY-TECH TECHNOLGY GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                          Years Ended February 28, 2003


                                    Common stock               Additional
                            -------------------------------     Paid-In        Accumulated
                                Shares             Amount       Capital          Deficit              Total
                            ------------       ------------   -----------      -----------        ------------
Balance,
  February 28, 2001           6,857,143         $     6,857   $    18,643      $  (354,519)         $  (329,019)

Issuance of common stock
  for conversion of debt      9,142,857               9,143       390,857                -              400,000

Conversion of shareholder
  loans into additional
  paid-in capital                     -                   -       280,000                -              280,000

Net loss                              -                   -             -         (735,067)            (735,067)
                            -----------         -----------   -----------      -----------          -----------


Balance,
  February 28, 2002          16,000,000              16,000       689,500       (1,089,586)            (384,086)

Issuance of common stock
  in connection with
  recapitalization            8,027,501               8,028      (689,500)        (262,184)            (943,656)

Net loss                              -                   -             -       (1,661,617)          (1,661,617)
                            -----------         -----------   -----------      -----------          -----------

Balance,
  February 28, 2003          24,027,501         $    24,028   $         -      $(3,013,387)         $(2,989,359)
                            ===========         ===========   ===========      ===========          ===========



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                          HY-TECH TECHNOLGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended
                                                                 February 28,
                                                          ---------------------------
                                                              2003            2002
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(1,661,617)   $  (735,067)
  Adjustments to reconcile net loss to cash provided by
    (used in ) operating activities:
      Depreciation and amortization                           351,886        364,346
      Bad debt expense                                        217,940        606,569
        Changes in assets and liabilities:
          Accounts receivable                                 663,307         41,509
          Inventories                                         942,392        (42,390)
          Other receivables                                    22,834       (171,843)
          Prepaid expenses                                      9,876         53,783
          Other assets                                         (4,915)        22,581
          Accounts payable                                    296,368        439,370
          Accrued expenses                                   (501,251)      (679,507)
                                                          -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                              336,820       (100,649)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (468,335)      (433,638)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (payments) on line of credit                  (184,000)        70,000
  Proceeds from advances                                      195,236              -
  Proceeds from loans payable - shareholders                  105,000              -
  Proceeds from loans                                         228,400        400,000
  Payments of loans payable                                  (113,934)      (163,663)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                          230,702        306,337
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                                99,187       (227,950)
Cash, beginning of period                                      65,962        293,912
                                                          -----------    -----------
Cash, end of period                                       $   165,149    $    65,962
                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $   216,616    $   322,186
                                                          ===========    ===========
Supplemental disclosure of non-cash transactions:
  Issuance of common stock for shareholder loans          $         -    $   400,000
  Conversion of shareholder loans into capital            $         -    $   280,000
  Stock issued for net liabilities in recapitalization    $   943,656    $         -



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                          HY-TECH TECHNOLGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Nature of business. Hy-Tech Computer Systems, Inc. ("Hy-Tech") is a wholly owned subsidiary of Hy-Tech Technology Group, Inc. ("HYTT"). Hy-Tech was incorporated in Florida on May 22, 1991. Hy-Tech is a distributor of computers and computer parts to customers who specialize in computer maintenance. As of February 28, 2003, Hy-Tech had nine locations in Florida, three locations in Tennessee, two locations in Alabama, two locations in Kentucky, one location in Wisconsin and one location in Colorado.

Principles of Consolidation

The consolidated financial statements include the accounts of HYTT's wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. HYTT's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or February 28, 2003, as applicable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

Inventories

Inventories consist of components of computer hardware and prepackaged software and are stated at the lower of cost, determined by average cost method, or market.

Other Receivables

Other receivables consist primarily of credits generated upon Hy-Tech's return of products to the vendor or original equipment manufacturer which are under warranty.

Long-Lived Assets

Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (3 to 39 years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

Revenue Recognition

Hy-Tech's revenue is generated primarily from the sale of computer equipment to resellers and end users. Hy-Tech recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

Hy-Tech recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, Hy-Tech provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Shipping and handling costs are included in cost of goods sold.

Hy-Tech's suppliers generally warrant the products distributed by Hy-Tech and allow returns of defective products, including those that have been returned to Hy-Tech by its customers. Hy-Tech does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

Advertising

Costs incurred in connection with advertising are charged to expense as incurred. Advertising expense was approximately $50,701 and $104,167 for the years ended February 28, 2003 and 2002, respectively.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Hy-Tech records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, short-term borrowings, accounts payable and accrued expenses approximate their respective fair values because of the short maturity of those instruments and the variable nature of any underlying interest rates. The rates of fixed obligations approximate the rates of the variable obligations. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying value.

Concentrations of Credit Risk

Financial instruments which potentially subject Hy-Tech to concentrations of credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. Hy-Tech maintains its cash and cash equivalents with high quality financial institutions as determined by Hy-Tech's management. To reduce risk of trade accounts receivable, ongoing credit evaluations of customers' financial condition are performed, guarantees or other collateral may be required and Hy-Tech maintains a broad customer base.

Recent Accounting Pronouncements

Hy-Tech does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Hy-Tech's results of operations, financial position or cash flow.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended February 28, 2003 and 2002, Hy-Tech incurred net losses totaling $1,661,617 and $735,067, respectively, and at February 28, 2003 had negative working capital of $3,823,445. Because of these recurring losses, Hy-Tech will require additional working capital to develop and support its business until Hy-Tech either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support Hy-Tech's working capital requirements.

Additionally, Hy-Tech intends to raise additional working capital through either private placements, public offerings and/or bank financing.

There are no assurances that Hy-Tech will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Hy-Tech's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Hy-Tech will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Hy-Tech. If adequate working capital is not available Hy-Tech may be required to curtail its operations.

These conditions raise substantial doubt about Hy-Tech's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Hy-Tech be unable to continue as a going concern.

NOTE   3 - REVERSE MERGER

In January 2003, SRM Networks, Inc. (`SRM") entered into an agreement and exchanged 100% of Hy-Tech Computer Systems, Inc. ("Hy-Tech") shares for 16,000,000 shares of SRM or 67% of SRM. In connection with the transaction, SRM changed its name to Hy-Tech Technology Group, Inc. For accounting purposes this transaction was treated as an acquisition of SRM Networks, Inc. and a recapitalization of Hy-Tech. Hy-Tech is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of SRM Networks, Inc. are not carried over and will be adjusted to $0. In connection with the reverse merger, SRM cancelled 27,450,000 shares of common stock.

Pro forma information giving effect to the acquisition as if the acquisition took place on February 28, 2002 is presented as follows.


                                              SRM                 Hy-Tech          Adjustments        Pro Forma
                                        -----------------    ----------------    -----------------    ----------------
Cash                                    $              -     $         65,962                   -     $         65,962
Accounts receivable                                    -            2,099,622                   -            2,099,622
Inventories                                            -            2,682,090                   -            2,682,090
Other receivables                                      -              283,034                   -              283,034
Prepaid expenses                                       -               40,990                   -               40,990
                                        ----------------     ----------------                         ----------------
  Total current assets                                 -            5,171,698                   -            5,171,698

Property and equipment                                 -              726,631                   -              726,631
Other assets                                           -               67,416                   -               67,416
                                        ----------------     ----------------                         ----------------

                                        $              -     $      5,965,745                   -     $      5,965,745
                                        ================     ================                         ================

Accounts payable                        $        119,901     $      1,663,325                   -     $      1,783,226
Accrued expenses                                  40,754              870,008                   -              910,762
Advances                                          83,000                    -                   -               83,000
Line of credit                                         -            3,070,000                   -            3,070,000
Current portion - long-term
  Liabilities                                    700,000              272,068                   -              972,068
                                        ----------------     ----------------                         ----------------
    Total current liabilities                    943,655            5,875,401                   -            6,819,056

Long-term liabilities                                  -              474,430                   -              474,430
                                        ----------------     ----------------                         ----------------

  Total liabilities                              943,655            6,349,831                   -            7,293,486
                                        ----------------     ----------------                         ----------------

Shareholders' Deficit:
  Preferred stock                                      -                    -                   -                    -
  Common stock                                    35,475                3,500             (14,975)              24,000
  Additional paid-in capital                      19,412              702,000            (721,412)                   -
  Accumulated deficit                           (998,542)          (1,089,586)            736,387           (1,351,741)
                                        ----------------     ----------------                         ----------------
    Total Shareholders'
      Deficit                                   (943,655)            (384,086)                  -           (1,327,741)
                                        ----------------     ----------------                         ----------------

                                        $              -     $      5,965,745                   -     $      5,965,745
                                        ================     ================                         ================

The pro forma presentation and adjustments reflect the following items:

     o On January 31, 2003, the Registrant acquired 100% of the issued and outstanding shares of Hy-Tech in exchange for 16,000,000 shares of the Registrant's common stock.

     o After the reorganization and stock purchase there were 24,000,000 shares of common stock outstanding of the combined entity.


NOTE 4 - ACCOUNTS RECEIVABLE

Hy-Tech's trade accounts receivable are shown net of allowance for doubtful accounts of $192,000 at February 28, 2003 as follows:

    Accounts receivable                           $      1,660,375
    Less: Allowance for doubtful accounts                 (192,000)
                                                  ----------------
                                                  $      1,468,375

Hy-Tech maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Hy-Tech's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


NOTE 5 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at February 28, 2003 are as follows:

    Vehicles                                                     $    42,088
    Equipment                                                        450,698
    Business software and web site                                 1,258,708
    Buildings and improvements                                       153,325
    Land                                                              10,000
    Leasehold improvements                                            66,676
                                                                 -----------
                                                                   1,981,495
    Less: accumulated depreciation and amortization               (1,138,415)
                                                                 -----------
                                                                 $   843,080

Depreciation and amortization expense was $351,886 and $364,346 for the years ended February 28, 2003 and 2002, respectively.

NOTE 6 - LINE OF CREDIT

Hy-Tech had a $4,000,000 revolving line of credit with a financial institution. The line of credit is collateralized by Hy-Tech's accounts receivable and inventories. At February 28, 2003, the balance outstanding on the line of credit was $2,886,000.

In February 2003, Hy-Tech agreed to pay SunTrust Bank $1,500,000 by April 11, 2003 to settle the outstanding balances on the $4,000,000 revolving line of credit and promissory notes. Hy-Tech failed to pay the $1,500,000 by April 11, 2003 and SunTrust Bank then obtained a judgment on April 14, 2003 for failure to make required payments and failure to meet its borrowing base requirements. Hy-Tech renegotiated the settlement terms, for a total of $1,800,000 of which $1,300,000 has been paid as of May 29, 2003. The final payment is due August 29, 2003. As of May 29, 2003, Hy-Tech owes SunTrust Bank $500,000.

A gain of $1,175,615, net of commissions paid to officers, was recorded in connection with the transaction in April 2003. In connection with the agreement with Sun Trust Bank, the chief executive officer and the chief financial officer were paid 6% each for the discount negotiated with Sun Trust Bank.


NOTE 7 - LONG-TERM DEBT

Hy-Tech's long-term debt is comprised of the following at February 28, 2003:


                                                                                                     Amount
                                                                                                ----------------
    Promissory note payable to a financial institution, guaranteed by the shareholders, interest at a fixed rate of 7.5%, principal and interest of $15,338 due monthly through
    October 2003 when the full unpaid balance of principal and interest is due.  See Note 6
    for settlement and * below.                                                                 $       497,038

    Installment note payment payable to a financial institution, collateralized by accounting and office management software, interest at a fixed rate of
    8.21%, principal and interest of approximately $4,191 due monthly through
    September 2003 when the full unpaid balance is due. See Note 6 for settlement and * below.
                                                                                                         48,401

    Convertible notes payable, interest at a fixed rate of 8%, due monthly August 2003 when
    the full unpaid balance of principal and interest is due.                                           228,400

    $700,000 convertible note payable to a financial institution. Pursuant to the terms of the notes, the principal was due and payable on October 9, 2002 together with interest calculated at the rate of 8% per annum. In April
    2003, the lender agreed to accept 2,000,000 shares of common stock in settlement of this debt.
                                                                                                        700,000

                                                                                                     Amount
                                                                                                ----------------
    Loan payable to a financial institution, interest at the bank's prime rate plus 1% or 5.25% at February 28, 2003, principal of $483 plus interest due monthly through May 2007 when the full unpaid balance of principal and interest is due.
                                                                                                         87,125
                                                                                                      1,560,964
    Less current portion                                                                             (1,479,639)
                                                                                                ---------------
                                                                                                $        81,325
                                                                                                ===============


* - As stated in Note 6, Hy-Tech reached an agreement with SunTrust Bank in April 2003 and recorded a gain of $437,393 and $42,593, net of commissions paid to officers, on the settlement of a promissory note for $497,038 and an installment note of $48,401 with SunTrust Bank.

The annual principal requirements on long-term debt for the years subsequent to 2003 are as follows:

                                     Amount
                                ----------------
    2004                        $     1,479,639
    2005                                  5,800
    2006                                  5,800
    2007                                 69,725
                                ---------------
                                $     1,560,964
                                ===============


NOTE 8 - ADVANCES

Hy-Tech received advances of $278,236 that are non-interest bearing, are due on demand, and are to be repaid to the affiliate as cash becomes available.


NOTE 9 - INCOME TAXES

For the year ended February 28, 2003, Hy-Tech incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $900,000 at February 28, 2003, and will expire in the year 2023.

For the period prior to January 2003, Hy-Tech elected to have its income taxed under Section 1362 of the Internal Revenue Code and a similar section of the Florida income tax law (S Corporation election). These laws provide that, in lieu of corporate income taxes, Hy-Tech's taxable income will be passed through to the shareholders of the corporation and taxed at the individual level. Therefore, no federal income taxes were provided for those periods in the financial statements.

NOTE 10 - GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

Selling, general and administrative expenses consisted of the following for the year ended February 28, 2003 and 2002:

                                             2003                2002
                                       ----------------    ----------------
    Accounting and legal               $        53,822     $        67,953
    Advertising                                 50,701             104,167
    Bad debt expense                           217,940             606,569
    Depreciation                               351,886             364,346
    Insurance                                  267,987             171,426
    Payroll taxes                              170,926             202,233
    Office supplies                             57,575              68,501
    Rent                                       572,784             431,580
    Repairs and maintenance                     11,759              12,868
    Salaries                                 2,010,690           2,046,588
    Utilities                                  214,824             225,253
    Other                                      570,676             690,706
                                       ---------------     ---------------
                                       $     4,551,570     $     4,992,190
                                       ===============     ===============

NOTE 11 - REALTED PARTY TRANSACTIONS

Hy-Tech currently leases two buildings from related parties. The building located at 1826 Boy Scout Drive, Fort Myers, FL consists of 4,600 square feet, and Hy-Tech leases it for $3,400.00 monthly. The lease expires December 31, 2010, and Hy-Tech has the option of extending it for five more years with a rent escalation equal to the consumer price index increase over the term of the first lease period. The building located at 1840 Boy Scout Drive, Fort Myers, FL consists of 11,320 square feet, and Hy-Tech leases it for $6,325 monthly. The lease expires December 31, 2010, and Hy-Tech has an option to extend it for five years with a rent escalation equal to the consumer price index increase over the term of the first lease period. Both of these buildings are owned by Lee Coast Enterprises, Inc. Margaret L. Conklin, (wife of Craig Conklin), as trustee, owns 33% of the stock of Lee Coast Enterprises. Susan McNear, (wife of Gary McNear), as trustee, owns 33% of the stock of Lee Coast Enterprises. Gary McNear is President of Lee Coast Enterprises, Inc. Both of these buildings are leased at market rates. Gary McNear is our vice president, chief financial officer, secretary and a director. Craig Conklin is our vice president, chief operating officer and director.

In April 2002, Bradley Conklin, the son of our President Craig W. Conklin, Margaret Conklin, the wife of our President Craig W. Conklin, and Susan McNear, the wife of our Chief Executive Officer Gary McNear, loaned Hy-Tech $105,000 which bears interest at 6%, is due December 31, 2003, and secured by second mortgages on the building occupied by Hy-Tech Computer System's Tallahassee, Florida store.

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


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Hy-Tech has several non-cancelable operating leases, primarily for office space and storage that expire over the next six years. These leases require Hy-Tech to pay all operating costs such as maintenance and insurance. Two of the leases are collateralized by equipment owned by Hy-Tech. Rental expense for the operating leases for the year ended February 28, 2003 and 2002 was $572,784 and $431,580, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of February 28, 2003 are approximately:

    February 28,                                          Amount
                                                      -----------------
    2004                                             $       458,207
    2005                                                     193,574
    2006                                                     130,722
    2007                                                     116,700
    2008                                                     116,700
    Thereafter                                               330,650
                                                     ---------------
                                                     $     1,346,553
Litigation, Claims, Assessments

Hy-Tech has a number of overdue accounts payable to its suppliers and other trade creditors, and is in the process of negotiating payment terms. Numerous creditors have sent demand letters and threatened litigation against Hy-Tech. Two significant actions have been commenced against us as of the date of this report. One is an action commenced in the Circuit Court of Lee County, Florida by Uneec Technology, Inc. in which it seeks to recover $116,180 for goods sold and delivered to Hy-Tech. The second is an action commenced in the Circuit Court of Lee County, Florida by Hyundai Imagequest America to recover $51,075 for goods sold and delivered to Hy-Tech. Hy-Tech believes it can settle these claims after Hy-Tech obtains secured financing.

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

NOTE 13 - SUBSEQUENT EVENTS

Settlement

On April 29, 2003, Hy-Tech entered into an agreement called an "Option to Purchase" ("Settlement Agreement") with SunTrust Bank whereby Hy-Tech agreed to settle all pending litigation and satisfy all judgments obtained against Hy-Tech by SunTrust Bank. Hy-Tech agreed to pay a total of $1.5 million by August 28, 2003 in full settlement of all of SunTrust's claims of approximately $3.7 million. Under the terms of the Settlement Agreement, Hy-Tech delivered $1 million dollars to SunTrust on April 29, 2003. This $1 million represents all of the proceeds of the sale of the Convertible Debenture. Hy-Tech also agreed to pay SunTrust three installments of $65,000 each in June, July and August. The remaining balance of $305,000 must be paid on or before August 28, 2003. Hy-Tech also agreed that payment of the installments becomes accelerated in the event that Hy-Tech fails to maintain combined inventory and accounts receivable levels of at least $2 million. If Hy-Tech fails to pay any of the installments, the judgments held against it by SunTrust will be reinstated in their entirety. Unless Hy-Tech arranges alternative financing by August 28, 2003, Hy-Tech anticipates using part of the proceeds from the sale of the Second Debenture to pay the August 28, 2003 installment of $305,000 due to SunTrust Bank. As of May 29, 2003, Hy-Tech owed $500,000 to SunTrust.

Financing

In April 2003, Hy-Tech issued a convertible debenture for $1,000,000 due in April 2008. The convertible debenture is convertible into common stock at the lesser of $0.35 per share or 125% of the average closing price for the previous five trading days or 100% of the average of the three lowest closing bid prices for the preceding forty days. In connection with the financing, Hy-Tech agreed to pay $100,000 for a fee. The convertible debentures if not converted are due in August 2008.

On April 28, 2003, Hy-Tech entered into a financing transaction and received a firm commitment from a private equity fund for the purchase of a $750,000 convertible debenture (the "Second Debenture"). The closing of the transaction will occur upon the effectiveness of a registration statement (the "Registration Statement") to be filed with the Securities and Exchange Commission in which, among other things, shares of Hy-Tech's Common Stock issuable upon conversion of the Second Debenture will be registered for resale by the equity fund. The conversion feature is at various rates, ranging from $0.35 per share to a maximum of 7,500,000 common shares.

The convertible debenture holders received warrants (the "Warrants") to purchase 2,500,000 shares of common stock. The warrants are exercisable through April 27, 2008, at a price of $.01 per share, subject to adjustment based upon anti-dilution provisions contained therein.

Hy-Tech's obligation to file the Registration Statement is set forth in an April 28, 2003 Registration Rights Agreement between Hy-Tech and the equity fund. Hy-Tech is to file a Registration Statement with the Securities and Exchanger Commission and to have such Registration Statement declared effective on or prior to August 28, 2003. The Registration Statement will register for resale, on behalf of the equity fund, the shares of Hy-Tech's Common Stock issuable upon conversion of the Second Debenture and exercise of the warrants. Such shares of Common Stock shall be placed in escrow pending any conversions of the Second Debenture or exercises of the warrant.

Advisory Agreement

On April 22, 2003, Hy-Tech entered into an Advisory Agreement (the "Advisory Agreement") with Altos Bancorp Inc. ("Altos"). In connection with the agreement, Altos agreed to act as Hy-Tech's exclusive business advisor for a one year period. Altos will advise Hy-Tech regarding equity and debt financings, strategic planning, mergers and acquisitions, and business developments. Hy-Tech and certain shareholders agreed to pay Altos the following:

(1) in the event that Altos provides financing to satisfy its obligations to SunTrust Bank, certain shareholders agreed to grant Altos an option to purchase 10,000,000 of their common shares and an irrevocable proxy to vote all 15,838,448 of their shares;

(2) if Altos introduces Hy-Tech to any provider of equity financing, Hy-Tech agrees to pay a cash fee equal to 10% of the gross proceeds of the financing and warrants to acquire a number of shares of Common Stock equal to 10% of the Common Stock sold in such financing, such warrants will have an exercise price of $.01 per share and a term of five years;

(3) if Altos introduces Hy-Tech to any merger candidate in which Hy-Tech acquires, Hy-Tech agrees to pay a cash fee equal to 10% of the gross cash proceeds of the merger and warrants to acquire a number of shares of Common Stock equal to 10% of the Common Stock issued in such merger, such warrants to have an exercise price of $.01 per share and a term of five years;

(4) if Altos introduces Hy-Tech to any source of capital, Hy-Tech agrees to pay a cash fee equal to 6% of any debt, 3% of any revolving credit line, 2% of any credit enhancement instrument and 10% of any revenue producing contract. This obligation survives for a period of two years from the date of the Advisory Agreement;

(5) a retainer fee of $30,000, of which $10,000 is paid upon the settlement of Hy-Tech's obligations to SunTrust Bank and $20,000 when the Company closes a financing of at least $800,000; and

(6) in the event that Hy-Tech does not proceed with a transaction arranged by Altos without just cause, Hy-Tech agrees to pay a termination fee equal to 50% of the fee that Altos would have been paid had the transaction closed.

Employment Agreements

On April 28, 2003, Hy-Tech entered into an employment agreement with Gary F. McNear, our Chief Financial Officer, Vice President, Secretary and Director. Mr. McNear is paid a base salary of $1,500 per week, and is also paid $500 per week for each week during any month in which earnings exceeds 5% of our sales. The agreement is for a term of two years. The agreement restricts Mr. McNear from competing with us, soliciting our customers or employees, and interfering with our business during the term of the agreement and for one year thereafter. Mr. McNear agreed to keep our business trade secrets confidential and not to make use of them. In the event we terminate Mr. McNear without cause, we must pay him severance, consisting of our choice of $250,000 or 250,000 shares of our common stock. Under the agreement, Mr. McNear was also granted an option to acquire 500,000 shares of our common stock, at a price of $.01 per share, expiring five years from the date of grant. The options vest at the rate of 25% per year provided Mr. McNear remains our employee, and 25% of the options also vest during any quarter in which earnings exceeds 5% of our sales.

On April 28, 2003, Hy-Tech entered into an employment agreement with Craig W. Conklin, our Chief Operating Officer, Vice President, and Director. Mr. Conklin is paid a base salary of $1,500 per week, and is also paid $500 per week for each week during any month in which earnings exceeds 5% of our sales. The agreement is for a term of two years. The agreement restricts Mr. Conklin from competing with us, soliciting our customers or employees, and interfering with our business during the term of the agreement and for one year thereafter. Mr. Conklin agreed to keep our business trade secrets confidential and not to make use of them. In the event we terminate Mr. Conklin without cause, we must pay him severance, consisting of our choice of $250,000 or 250,000 shares of our common stock. Under the agreement, Mr. Conklin was also granted an option to acquire 500,000 shares of our common stock, at a price of $.01 per share, expiring five years from the date of grant. The options vest at the rate of 25% per year provided Mr. Conklin remains our employee, and 25% of the options also vest during any quarter in which earnings exceeds 5% of our sales.