Form 10QSB
period 2003-05-31
HY TECH TECHNOLOGY GROUP INC
filed 2003-07-15
CIK 1156784

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: May 31, 2003
                                                   ------------


       [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission file number 000-33231


                         Hy-Tech Technology Group, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                  95-4868120
            ----------                               -------------
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                Identification No.)


                 1840 Boy Scout Drive, Fort Myers, Florida 33907
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (239) 278-4111
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 28,711,082 as of July 1, 2003
                                                   -----------------------------

      Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                         Hy-Tech Technology Group, Inc.
                                  May 31, 2003
                         Quarterly Report on Form 10-QSB


                                Table of Contents

                                                                                                    Page
                                                                                                    ----
Special Note Regarding Forward Looking Statements.....................................................3

              PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements....................................................................4
Item  2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..10
Item  3.      Controls and Procedures................................................................12

              PART II - OTHER INFORMATION

Item  2.      Changes in Securities and Use of Proceeds..............................................12
Item  6.      Exhibits and Reports on Form 8-K.......................................................15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                                  Page
                                                                                                               ----
         Consolidated Balance Sheet as of May 31, 2003............................................................5

         Consolidated Statements of Operations for the three months ended May 31, 2003 and May
               31, 2002...........................................................................................6

         Consolidated Statements of Cash Flows for the three months ended May 31, 2003 and May
               31, 2002...........................................................................................7

         Notes to Consolidated Financial Statements...............................................................8

                         HY-TECH TECHNOLOGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2003
                                   (Unaudited)

                                             ASSETS

Current assets
  Cash                                                                                             $          144,211
  Accounts receivable, net of allowance of $214,000                                                         1,036,216
  Inventories                                                                                               1,292,619
  Other receivables                                                                                            12,700
  Prepaid expenses                                                                                             38,775
                                                                                                   ------------------
    Total current assets                                                                                    2,524,521

Property and equipment, net                                                                                   759,587
Other assets                                                                                                   72,331
                                                                                                   ------------------

    Total assets                                                                                   $        3,356,439
                                                                                                   ==================

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                                                 $        2,307,618
  Accrued expenses                                                                                            318,346
  Line of credit                                                                                              500,000
  Loans payable - shareholders                                                                                105,000
  Current portion of loans payable                                                                          1,709,567
                                                                                                   ------------------
    Total current liabilities                                                                               4,940,531

Long-term liabilities
  Loans payable, net of current portion                                                                        79,875
                                                                                                   ------------------

    Total liabilities                                                                                       5,020,406
                                                                                                   ------------------

Commitments and Contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value, 32,000,000 shares authorized, no shares
    issued and outstanding                                                                                          -
  Common stock, $.001 par value, 200,000,000 shares authorized, 28,175,577
    shares issued and outstanding                                                                              28,176
  Additional paid in capital                                                                                  656,986
  Accumulated deficit                                                                                      (2,349,129)
                                                                                                   ------------------
    Total Shareholders' Deficit                                                                            (1,663,967)
                                                                                                   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                        $        3,356,439
                                                                                                   ==================

                         HY-TECH TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                             May 31,
                                                                           -------------------------------------------
                                                                                  2003                    2002
                                                                           --------------------    -------------------
Net revenues                                                               $         3,996,330     $       6,034,730
Cost of revenues                                                                     3,602,353             5,064,984
                                                                           -------------------     -----------------
Gross margin                                                                           393,977               969,746

General, administrative and selling                                                  1,371,970             1,317,210
                                                                           -------------------     -----------------

Loss from operations                                                                  (977,993)             (347,464)
                                                                           -------------------     -----------------

Other income (expense)
  Other income (expense)                                                               (16,497)                3,221
  Gain on settlement of debt                                                         1,665,810                     -
  Interest expense                                                                      (7,062)              (42,852)
                                                                           -------------------     -----------------
                                                                                     1,642,251               (39,631)
                                                                           -------------------     -----------------

Net income (loss)                                                          $           664,258     $        (387,095)
                                                                           ===================     =================

Net income (loss) per share:
  Net income (loss) - basic and diluted                                    $              0.03     $           (0.02)
                                                                           ===================     =================

Weighted average shares outstanding:
  Basic and diluted                                                                 24,493,154            16,000,000
                                                                           ===================     =================

                         HY-TECH TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         May 31,
                                                                         ----------------------------------------
                                                                               2003                  2002
                                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $         664,258     $        (387,095)
  Adjustments to reconcile net loss to cash provided by
    (used in ) operating activities:
      Gain on settlement of debt                                                (1,655,601)                    -
      Common stock for services                                                    132,000                     -
      Depreciation and amortization                                                102,868                85,346
      Bad debt expense                                                              20,000               282,000
        Changes in assets and liabilities:
          Accounts receivable                                                      412,159               (19,474)
          Inventories                                                              447,079                84,206
          Other receivables                                                         (2,500)              246,699
          Prepaid expenses                                                          (7,661)                9,776
          Other assets                                                                   -                63,293
          Accounts payable                                                         228,024               272,701
          Accrued expenses                                                         (91,166)             (320,957)
                                                                         -----------------     -----------------
CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                                                       249,460               316,495
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (19,375)             (296,996)
                                                                         -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (payments) on line of credit                                     (1,210,385)              100,000
  Proceeds from loans                                                            1,050,000                     -
  Payments of loans payable                                                        (90,638)              (49,321)
                                                                         -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                              (251,023)               50,679
                                                                         -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                                    (20,938)               70,178
Cash, beginning of period                                                          165,149                65,962
                                                                         -----------------     -----------------
Cash, end of period                                                      $         144,211     $         136,140
                                                                         =================     =================

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                          $           7,062     $          42,852
                                                                         =================     =================
Supplemental disclosure of non-cash transactions:
  Conversion of convertible notes for common stock                       $         250,898     $               -
  Stock issued for advances                                              $         278,236     $               -

                         HY-TECH TECHNOLOGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1: Presentation

The consolidated balance sheet of the Company as of May 31, 2003, the related consolidated statements of operations for the three months ended May 31, 2003 and 2002 and the statements of cash flows for the three months ended May 31, 2003 and 2002 included in the consolidated financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended May 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's February 28, 2003 Form 10-KSB.


Note 2 - Convertible Debenture

In April 2003, Hy-Tech issued a convertible debenture for $1,000,000 due in April 2008. The convertible debenture is convertible into common stock at the lesser of $0.35 per share or 125% of the average closing price for the previous five trading days or 100% of the average of the three lowest closing bid prices for the preceding forty days. In connection with the financing, Hy-Tech paid $100,000 for a fee. The convertible debentures if not converted are due in August 2008.


Note 3 - Common Stock

During May 2003, Hy-Tech issued 1,200,000 shares of common stock for legal services valued at $132,000 or the fair value of the services provided.

During May 2003, Hy-Tech issued 1,448,076 shares of common stock for the conversion of notes payable of $250,898.

During May 2003, Hy-Tech issued 1,500,000 shares of common stock for the settlement of advances totaling $278,236.

Note - Gain on Settlement of Debt

On April 29, 2003, we settled the claims of our primary lender, SunTrust Bank pursuant to a Settlement Agreement for aggregate payments of $1.5 million and recorded a gain of $1,665,810 during the three months ended May 31, 2003. Under the terms of the Settlement Agreement, we delivered $1 million dollars to SunTrust on April 29, 2003. This $1 million represented all of the proceeds of the sale of a convertible debenture that was issued to a private investor. We also agreed to pay SunTrust three installments of $65,000 each in June, July and August. The balance of $305,000 must be paid on or before August 28, 2003. The June installment to SunTrust was paid when due. We also agreed that payment of the installments becomes accelerated in the event that we fail to maintain combined inventory and accounts receivable levels of at least $2 million. If we fail to pay any of the installments, the judgments held against us by SunTrust will be reinstated in their entirety.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         We were formed in 1992 as a supplier to the information technology business. In January 31, 2003, we completed a reverse acquisition into SRM Networks, an Internet service provider, in which we were deemed the "accounting acquirer". We have discontinued SRM Network's Internet business. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc.


RESULTS OF OPERATIONS

         During the three month period ended May 31, 2003 (the "2003 Period") revenues were $3,996,330, compared to revenues of $6,034,730 during the three month period ended May 31, 2002 (the "2002 Period"). This represents a decrease of approximately 33.8%. This decrease is due to restrictions on our inventory purchases that were imposed by our primary lender, SunTrust Bank. This decrease is also attributable to the general decrease in the information technology business that occurred during the 2003 Period as compared to the 2002 Period.

         Gross margins were $393,977 during the 2003 Period compared to $969,746 during the 2002 Period. Gross margins as a percentage of revenues decreased from approximately 16.1% during the 2002 Period to 9.9% during the 2003 Period. The decrease in gross margins resulted in part from the sale of older and slower moving inventory so that we could adjust our product line to more profitable items. To a lesser extent, this decrease in gross margins was due to our having to purchase inventory from higher cost vendors due to the lack of liquidity that resulted from our lending arrangements.

         General, administrative and selling expenses were $1,371,970 during the 2003 period compared to $1,317,210 during the 2002 period. The increase in general, administrative and selling expenses primarily resulted from general economic conditions and would have been greater if not for cost savings from our efforts to control costs. The increase is also due to expenses incurred in connection with the Company's obligations as a reporting company under the securities laws during the 2003 Period with no comparable expenses during the 2002 Period. The Company anticipates that these expenses will continue to be incurred in future accounting periods. These expenses included approximately $140,000 for accounting, legal and investor relations. The Company also incurred one-time fees of approximately $130,000 for capital raising activities during the 2003 period with no comparable expenses during the 2002 Period.

            Interest expense decreased to $7,062 during the 2003 Period from $42,852 during the 2002 Period. This decrease was due to decreased levels of borrowings and lower interest rates.

            During the 2003 Period we had a gain on the settlement of debt of $1,665,810, with no comparable gain during the 2002 Period. This gain arose from the partial settlement of our debt with our primary lender, SunTrust Bank.

            Net income for the 2003 Period was $664,258, compared to a net loss of $387,095 for the 2002 Period, due to the factors described above including the gain on settlement of debt. Loss from operations for the 2003 Period was $977,993, compared to a loss from operations for the 2002 Period of $347,464.

LIQUIDITY AND CAPITAL RESOURCES

            At May 31, 2003, we had cash of $144,211, current assets of $2,524,521 and current liabilities of $4,940,531. At May 31, 2003, we had negative working capital of $2,416,010.

            On April 29, 2003, we settled the claims of our primary lender, SunTrust Bank pursuant to a Settlement Agreement for aggregate payments of $1.5 million. Under the terms of the Settlement Agreement, we delivered $1 million dollars to SunTrust on April 29, 2003. This $1 million represented all of the proceeds of the sale of a convertible debenture that was issued to a private investor. We also agreed to pay SunTrust three installments of $65,000 each in June, July and August. The balance of $305,000 must be paid on or before August 28, 2003. The June installment to SunTrust was paid when due. We also agreed that payment of the installments becomes accelerated in the event that we fail to maintain combined inventory and accounts receivable levels of at least $2 million. If we fail to pay any of the installments, the judgments held against us by SunTrust will be reinstated in their entirety.

            In July, 2003, we entered into a lending arrangement with a commercial lender. At the closing of this lending arrangement, we paid $300,000 to SunTrust. The current balance of $70,000 owed to SunTrust must be paid in August 2003.

            We have an agreement with a private investor to issue a convertible debenture for $750,000 on or about August 28, 2003, subject to certain conditions. In the event that the transaction with the private investor does not close, we believe that we will be able to rely on our lending facility or other financings to provide working capital.

            We are overdue with payments to numerous vendors. We are in the process of negotiating payment terms with these vendors. Although some vendors have threatened to commence litigation against us, to date only two vendors with claims of approximately $116,800 and $51,000 have started suit. The vendor with the claim of $51,000 agreed to settle its claim in full in exchange for four monthly payments of $6,000 each and four monthly payments of $7,500 each.

         We cannot guaranty that additional funding will be available on favorable terms, if at all. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

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

         Prior to the merger, SH completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to a Convertible Debenture Purchase Agreement (the "Purchase Agreement") dated April 21, 2003 between SH and HEM Mutual Assurance Company, an accredited Colorado investor (the "Investor"). In connection therewith, SH sold a 1% $1,000,000 Convertible Debenture due April 20, 2008 (the "SH Debenture") to the Investor. The unpaid principal amount of the SH Debenture was convertible into unrestricted shares of SH common stock to be held in escrow pending the repayment or conversion of the SH Debenture. Pursuant to the merger, the Company assumed all obligations of SH under the SH Debenture and issued the holder thereof its 1 % $1,000,000 Convertible Debenture due April 28, 2008 (the "Convertible Debenture") in exchange for the SH Convertible Debenture. The material terms of the Convertible Debenture are identical to the terms of the SH Convertible Debenture except that the unpaid principal amount of the Convertible Debenture is convertible into unrestricted shares of the Company's Common Stock (the "Common Stock"). The per share conversion price for the Convertible Debenture in effect on any conversion date is the lesser of (a) $0.35 or one-hundred twenty-five percent (125%) of the average of the closing bid prices per share of the

Company's Common Stock during the five (5) trading days immediately preceding April 29, 2003 or (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Company's Common Stock during the forty (40) trading days immediately preceding the date on which the holder of the Convertible Debenture provides the escrow agent with a notice of conversion. The number of shares of the Company's Common Stock issuable upon conversion is also subject to anti-dilution provisions. The Investor's right to convert the Convertible Debenture is subject to the limitation that the Investor may not at any time own more than 4.99% of the outstanding Common Stock of the Company, unless the Company is in default of any provision of the Convertible Debenture or the Investor gives seventy five (75) days advance notice of its intent to exceed the limitation.

         On April 28, 2003, the Company entered into a financing transaction in which it has received a firm commitment from HEM Mutual Assurance Fund (the "Second Investor"), a private equity fund, for the purchase of a $750,000 convertible debenture from the Company (the "Second Debenture"). The closing of the transaction will occur upon the effectiveness of a registration statement (the "Registration Statement") to be filed with the Securities and Exchange Commission in which, among other things, shares of the Company's Common Stock issuable upon conversion of the Second Debenture will be registered for resale by the Second Investor. The terms of the transaction are set forth in a Convertible Debenture Purchase Agreement (the "Second Debenture Purchase Agreement") and an April 28, 2003, $750,000 1% Convertible Debenture (the "Second Debenture") due April 27, 2008 between the Company and the equity fund. The equity fund will receive the Second Debenture at the time it fulfills its $750,000 commitment to the Company. The Second Debenture is convertible into restricted shares of the Company's Common Stock.

         The per share conversion price for the Second Debenture in effect on any conversion date is the lesser of (a) $0.35 or one hundred twenty-five percent (125%) of the average of the closing bid prices per share of the Company's Common Stock during the five (5) trading days immediately preceding the closing date for the transaction, which shall be no later than five (5) business days after the effective date of the Registration Statement, or (b) one hundred (100%) of the average of the three (3) lowest closing bid prices per share of the Company's Common Stock during the forty (40) trading days immediately preceding the date on which the holder of the Debenture provides a notice of conversion, provided, however, that the maximum number of shares of the Company's common stock that the Second Debenture may be converted into shall be 7,500,000 (the "Maximum Conversion"); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or (b) redeem the unconverted amount of the Second Debenture in whole or in part at one hundred forty percent (140%) of the unconverted amount of the Second Debenture being redeemed plus accrued interest thereon. The number of shares issuable upon conversion of the Second Debenture is also subject to anti-dilution provisions. The Second Investor's right to convert the Second Debenture is subject to the limitation that the Investor may not at any time own more than 4.99% of the outstanding Common Stock of the Company, unless the Company is in default of any provision of the Second Debenture or the Second Investor gives seventy five (75) days advance notice of its intent to exceed the limitation.

         Pursuant to the Second Debenture Purchase Agreement, the Second Investor or its assignees will also receive Common Stock purchase warrants (the "Warrants") exercisable for the purchase of up to 5,000,000 shares of the Company's Common Stock, at any time from the date of issuance through April 27, 2008, at a price of $.01 per share, subject to adjustment based upon anti-dilution provisions contained therein. Pursuant to the Second Debenture Purchase Agreement, Warrants to purchase 2,500,000 shares of the Company's Common Stock were issued and delivered to the Second Investor upon the execution of the Second Debenture Purchase Agreement. Warrants to purchase an additional 2,500,000 shares have been issued and are being held in escrow, and will be delivered to the Second Investor upon the closing of the Second Debenture Purchase Agreement.

         On May 14, 2003, the Investor converted $200,000 of principal on the First Debenture and $438.36 in related interest at a conversion price of $.173 per share into 1,156,397 shares of the Company's Common Stock. On May 19, 2003, the Investor converted $50,000 of principal and $460.27 of related interest at a conversion price of $.173 per share into 291,678 shares of the Company's Common Stock. On June 9, 2003, the Investor converted $75,000 of principal and $863.01 of related interest at a conversion price of $.1416 per share into 53,506 shares of the Company's Common Stock.

         On May 22, 2003, the Company entered into an Assignment of Claim with Robert Cohen ("Cohen"), pursuant to which the Company issued 1,500,000 shares of restricted Common Stock to Cohen and Cohen assigned to the Company all of Cohen's rights in and to all legal claims Cohen held against Imperium Capital, Inc. and Myron Gushlak arising out of their securities transactions in a trading account they maintained at Sterling Financial Investment Group, Inc., a registered broker-dealer. Cohen was granted piggyback registration rights in the event that the Company files a registration statement with the SEC. To be included in this registration statement, Cohen must agree that he may not offer for sale or sell any of the shares of common stock underlying the replacement notes and the warrants until he has received notice from the Company that all of the shares of HEM Mutual Assurance ("HEM") included in the registration statement have been sold or that HEM no longer has the right to acquire shares of common stock from the Company which the Company is obligated to include in the registration statement.

         These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and/ or Regulation D thereunder. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts and without a view to distribution. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1     Certificate of Chief Executive Officer

         99.2     Certificate of Chief Financial Officer

(b) Reports on Form 8-K

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

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       Hy-Tech Technology Group, Inc.



Dated: July 15, 2003                   By: /s/ Martin Nielson
                                           -----------------------------------
                                           Martin Nielson
                                           Chief Executive Officer

                                 CERTIFICATIONS

         I, Martin Nielson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Hy-Tech Technology Group, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: July 15, 2003           /s/ Martin Nielson
                                       ----------------------------------
                                       Name:  Martin Nielson
                                       Title: Principal Executive Officer

                                 CERTIFICATIONS

         I, Gary F. McNear, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Hy-Tech Technology Group, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: July 15, 2003              /s/ Gary F. McNear
                                          ----------------------------------
                                          Name:  Gary F. McNear
                                          Title: Principal Financial Officer