Form 10QSB
period 2003-08-31
HY TECH TECHNOLOGY GROUP INC
filed 2003-10-16
CIK 1156784

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: August 31, 2003
                                                   ---------------


        [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission file number 000-33231


                         Hy-Tech Technology Group, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                      95-4868120
                 ----------                                    ------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 55,999,073 as of October 1, 2003


         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                         Hy-Tech Technology Group, Inc.
                                 August 31, 2003
                         Quarterly Report on Form 10-QSB


                                Table of Contents


                                                                                                Page
                                                                                                ----
Special Note Regarding Forward Looking Statements.................................................3


                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.....................................................................4
Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations....9
Item  3. Controls and Procedures.................................................................13

                           PART II - OTHER INFORMATION

Item  2. Changes in Securities and Use of Proceeds...............................................13
Item  6. Exhibits and Reports on Form 8-K........................................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                                  Page
                                                                                                               ----
         Consolidated Condensed Balance Sheets as of August 31, 2003 and February 28, 2003 (unaudited) ...........5

         Consolidated Condensed Statements of Operations for the three and six months ended August 31,
               2003 and August 31, 2002 (unaudited) ..............................................................6

         Consolidated Condensed Statement of Cash Flows for the six months ended August 31, 2003
               (unaudited) .......................................................................................7

         Notes to Consolidated Condensed Financial Statements.....................................................8

                         HY-TECH TECHNOLOGY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                     August 31, 2003    February 28, 2003
                                                       -----------          -----------
ASSETS
Current Assets
       Cash                                            $    48,147          $   165,149
       Accounts receivable, net                            521,963            1,468,375
       Other receivables                                     9,670               10,200
       Inventories, net                                    817,388            1,739,698
       Prepaid expenses                                    120,697               31,114
                                                       -----------          -----------
           Total current assets                          1,517,865            3,414,536

       Property and equipment, net                         525,530              843,080
       Other assets                                         75,364               72,331
                                                       -----------          -----------
           Total assets                                $ 2,118,759          $ 4,329,947
                                                       ===========          ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
       Accounts payable                                $ 1,961,459          $ 2,079,594
       Accrued expenses                                    422,682              409,512
       Notes payable                                        65,000                   --
       Line of credit                                           --            2,886,000
       Advances                                                 --              278,236
       Loans payable - shareholders                             --              105,000
       Current portion of loans payable                         --            1,479,639
       Sales taxes payable                                  33,040                   --
                                                       -----------          -----------
           Total current liabilities                     2,482,181            7,237,981

Long-term liabilities
       Loan payable, net of current portion                     --               81,325
Convertible debt                                           424,566                   --
                                                       -----------          -----------
           Total liabilities                             2,906,747            7,319,306

Commitment and contingencies

Shareholders' Equity
       Common stock                                      2,184,214               24,028
       Accumulated deficit                              (2,972,201)          (3,013,387)
           Total shareholders' deficit                    (787,988)          (2,989,359)
                                                       -----------          -----------
           Total liabilities and shareholders'
           deficit                                     $ 2,118,759          $ 4,329,947
                                                       ===========          ===========

                         HY-TECH TECHNOLOGY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                           Six Months Ended
                                                          August 31,                                  August 31,
                                             ----------------------------------          ----------------------------------
                                                  2003                  2002                  2003                  2002
                                             ------------          ------------          ------------          ------------
Net revenues                                 $  3,354,614          $  7,397,311          $  7,350,944          $ 13,432,041
Cost of revenues                                2,838,396             6,378,739             6,440,749            11,443,723
                                             ------------          ------------          ------------          ------------
Gross margin                                      516,218             1,018,572               910,195             1,988,318

General, administrative and selling             1,013,545             1,160,812             2,385,515             2,478,022
                                             ------------          ------------          ------------          ------------

Loss from operations                             (497,327)             (142,240)           (1,475,320)             (489,704)
                                             ------------          ------------          ------------          ------------

Other income (expense)
      Other income (expense)                            0                 3,727                (6,288)                6,948
      Gain on settlement of debt                        0                     0             1,655,601                     0
      Interest                                   (125,745)             (113,629)             (132,807)             (156,481)
                                             ------------          ------------          ------------          ------------
                                                 (125,745)             (109,902)            1,516,506              (149,533)
                                             ------------          ------------          ------------          ------------

Net income (loss)                            $   (623,072)         $   (252,142)         $     41,186          $   (639,237)
                                             ============          ============          ============          ============

Net income (loss) per share:
      Net income (loss) - basic and
      diluted                                $      (0.02)         $      (0.02)         $       0.00          $      (0.04)
                                             ============          ============          ============          ============

Weighted average shares outstanding:
      Basic and diluted                        31,946,290            16,000,000            30,092,182            16,000,000
                                             ============          ============          ============          ============

                         HY-TECH TECHNOLOGY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended August 31,
                                                                          --------------------------------
                                                                             2003                 2002
                                                                          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                   $    41,186          $  (639,237)
      Adjustments to reconcile net income (loss) to cash provided provided by operating activities:
         Depreciation and amortization                                        203,997              194,350
         Gain on settlement of debt                                        (1,655,601)                  --
         Gain on disposition of assets                                        (56,686)                  --
         Common stock for services                                            132,000                   --
         Bad debt expense                                                      20,000                   --
             Changes in assets and liabilities:
                Accounts receivable                                           926,412              (91,200)
                Inventories                                                   922,310              708,692
                Other receivables                                                 529              171,428
                Prepaid expenses                                              (89,583)              13,466
                Other assets                                                   (3,033)               4,561
                Accounts payable                                             (118,135)             695,999
                Accrued expenses and sales taxes payable                       46,210             (378,727)
                                                                          -----------          -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                   369,606              679,332
                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                    (30,071)            (560,430)
      Proceeds from disposition of assets                                     200,310                   --
                                                                          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                          170,239             (560,430)
                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings from (payments on) line of credit                     (1,603,139)              66,000
      Proceeds from loans                                                   1,050,000                   --
      Payments of loan payable                                                (80,978)             (96,716)
                                                                          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                         (634,117)             (30,716)
                                                                          -----------          -----------

NET INCREASE (DECREASE) IN CASH                                              (117,002)              88,186
      Cash, beginning of period                                               165,149               65,962
                                                                          -----------          -----------
      Cash, end of period                                                 $    48,147          $   154,148
                                                                          ===========          ===========
Non-cash transactions:
      Conversion of convertible notes for common stock                    $   625,434          $        --
                                                                          ===========          ===========
      Stock issued for advances                                           $   278,236          $        --
                                                                          ===========          ===========

                         HY-TECH TECHNOLOGY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Presentation

The consolidated condensed balance sheet of the Company as of August 31, 2003, the related consolidated condensed statements of operations for the three and six months ended August 31, 2003 and 2002 and the consolidated condensed statement of cash flows for the six months ended August 31, 2003 included in the consolidated condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended August 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's February 28, 2003 Form 10-KSB.

Consolidation

The accompanying consolidated financial statements include the accounts of Hy-Tech Technology Group and its wholly-owned subsidiary, Hy-Tech Computer Systems. Intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ materially from those estimates.

Convertible Debenture

In April 2003, Hy-Tech issued a convertible debenture for $1,000,000 due in April 2008. The convertible debenture is convertible into common stock at the lesser of (a) $0.35 per share or 125% of the average closing bid prices per share of the Company's Common Stock during the five trading days immediately preceding April 29, 2003 or (b) 100% of the average of the three lowest closing bid prices for the forty days preceding the date of conversion. In connection with the financing, Hy-Tech paid a fee of $100,000. The convertible debentures if not converted are due in August 2008. As of August 31, 2003, the outstanding convertible debentures totaled $424,566.

Subsequent Event

On October 7, 2003, the convertible debentures were fully converted to common stock.

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

         In May 2003, Martin Nielson assumed full time responsibilities as CEO, brought new investors to the company, and is attempting to transform Hy-Tech Technology Group, Inc. from a custom systems builder and an authorized distributor of the world's leading computer systems and components to a solutions provider offering an expanding range of services and software to its customer base. During the fiscal first quarter, the Company took steps necessary to design this new business strategy and during the second quarter the Company began to implement this strategy. This new business strategy also seeks growth by acquisition as well as organic growth..

         During this period, a number of significant steps were taken to prepare the Company for the launch of this new plan. Among these steps taken were: o construction of the details of the new plan o restructuring of the personnel, including identifying new additions to management o reduction of costs and writing off unproductive assets o engagement of key professionals, including investment banking teams o negotiating with sources of new investment o identifying and negotiating with acquisition targets

         This plan is now being implemented over the course of the next few quarters, the plan should become more evident as execution of portions of the expansion processes commence.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere is this report. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events.

         The following discussion compares the three and six months ended August 31, 2003 to the three and six months ended August 31, 2002.

         During the three and six months ended August 31, 2003 (the "2003 Periods") net revenues were $3,354,614 and $7,350,944, respectively, compared to revenues of $7,397,311 and $13,432,041 for the three and six months ended August 31, 2002 (the "2002 Periods"). This represents a decrease of approximately 54.7% and 45.3% from the 2002 Periods. This decrease is due to restrictions on our inventory purchases that were imposed by our primary lender and the general decrease in the information technology business that occurred during the 2003 Period as compared to the 2002 Period.

         Gross margins for the three and six months ended August 31, 2003 were $516,218 and $910,195, respectively, compared to gross margins of $1,018,572 and $1,988,318 for the three and six months ended August 31, 2002. Gross margins as a percentage of net revenues were 15.4% and 12.4% for the three and six months ended August 31, 2003, respectively, compared to 13.8% and 14.8% for three and six months ended August 31, 2002, respectively. The decrease in gross margins for the six months ended August 31, 2003 resulted in part from the sale of older and slower moving inventory so that we could adjust our product line to more profitable items. To a lesser extent, this decrease in gross margins was due to our having to purchase inventory from higher cost vendors due to the lack of liquidity that resulted from our lending arrangements.

         General, administrative and selling expenses for the three and six months ended August 31, 2003 were $1,013,545 and $2,385,515, respectively, compared to $1,160,310 and $2,478,022 for the three and six months ended August 31, 2002. Of the general, administrative and selling expenses, approximately $425,000 incurred during the three and six months ended August 31, 2003 were attributed to fundraising costs and the Company's reverse acquisition into SRM Networks and its obligations as a reporting company under the securities laws during the 2003 Periods with no comparable expenses during the 2002 Periods. The overall decrease in the 2003 Periods was primarily due to cost reduction efforts initiated by the Company in the fiscal first quarter.

            Interest expense for the three and six months ended August 31, 2003 were $125,745 and $132,807, respectively, compared to $113,629 and $156,481 for the three and six months ended August 31, 2002.

            During the 2003 Periods we had a gain on the settlement of debt of $1,665,601, with no comparable gain during the 2002 Periods. This gain arose from the settlement of our debt with our primary lender, SunTrust Bank.

            Net income (loss) for the three and six months ended August 31, 2003 were $623,072 loss and $41,186 income, respectively, compared to net loss of $252,142 and $639,237 for the three and six months ended August 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

            At August 31, 2003, we had cash of $48,147, current assets of $1,517,865 and current liabilities of $2,482,181. At August 31, 2003, we had negative working capital of $964,316, compared to negative working capital of $2,416,010 as of May 31, 2003.

            On April 29, 2003, we settled the claims of our primary lender, SunTrust Bank pursuant to a Settlement Agreement for aggregate payments of $1.5 million. Under the terms of the Settlement Agreement, we delivered $1 million dollars to SunTrust on April 29, 2003. This $1 million represented all of the proceeds of the sale of a convertible debenture that was issued to a private investor. We also agreed to pay the balance owed to SunTrust in three installments. All of these installments have been paid and SunTrust has released the Company from all of its claims.

         We are overdue with payments to numerous vendors. Four of our vendors have pending litigation against us for claims of approximately $430,000. One vendor who commenced litigation with a claim of approximately $128,000 settled with us for fifteen payments of $5,000 each, the first payment of which has been made. Two vendors with aggregate claims of approximately $229,000 have threatened to commence litigation. We settled with one of these vendors for a total $36,000 in periodic payments. We are in the process of negotiating payment terms with all of the vendors who have not agreed to terms.

            We believe that cash generated from operations will in all likelihood be insufficient to fund our ongoing operations through the next twelve months. Although we have received some equity and debt financing, efforts are underway to secure additional financing to enable us to meet our obligations, as execution of our business plan may require additional capital to fund. We currently have certain financing agreements in place for potential sources of financing but there can be no assurance that we will be able to successfully raise such additional funds or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to our current shareholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company. Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended February 28, 2003 acknowledges that we have incurred losses in each of the last two fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

RISKS AND UNCERTAINTIES

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries. Our operating results have been and continue to be adversely affected as a result of the recent unfavorable global economic conditions and reduced consumer spending in the high tech sector. These adverse economic conditions in the U.S., may continue in the short term, and they may continue to adversely affect our revenue and earnings. If these economic conditions do not improve, or if we experience a continued weakening of the economy or technology spending, we may experience material adverse impacts on our business.

Other Factors That May Affect Future Results of Operations:

         o        delays in shipment or availability of existing products

         o        introduction of new products by major competitors

         o        weakness in demand for hardware and components

         o        lack of growth in worldwide personal computer sales

         o        corporate reductions in IT spending

         o        inability to integrate companies and products we acquire

         o industry transitions to new business and information delivery models

         o changes occurring in the global market conditions affecting our customers

Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow.

ITEM 3. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the fiscal quarter covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.


                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On April 28, 2003, the Company acquired by merger Sanjay Haryama ("SH"), a company that had completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to a Convertible Debenture Purchase Agreement (the "Purchase Agreement") dated April 21, 2003 between SH and HEM Mutual Assurance Company, an accredited Colorado investor (the "Investor"). In connection therewith, SH sold a 1% $1,000,000 Convertible Debenture due April 20, 2008 (the "SH Debenture") to the Investor. The unpaid principal amount of the SH Debenture was convertible into unrestricted shares of SH common stock to be held in escrow pending the repayment or conversion of the SH Debenture. Pursuant to the merger, the Company assumed all obligations of SH under the SH Debenture and issued the holder thereof its 1 % $1,000,000 Convertible Debenture due April 28, 2008 (the "Convertible Debenture") in exchange for the SH Convertible Debenture. The material terms of the Convertible Debenture are identical to the terms of the SH Convertible Debenture except that the unpaid principal amount of the Convertible Debenture is convertible into unrestricted shares of the Company's Common Stock (the "Common Stock"). The per share conversion price for the Convertible Debenture in effect on any conversion date is the lesser of (a) $0.35 or one-hundred twenty-five percent (125%) of the average of the closing bid prices per share of the Company's Common Stock during the five (5) trading days immediately preceding April 29, 2003 or (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Company's Common Stock during the forty (40) trading days immediately preceding the date on which the holder of the Convertible Debenture provides the escrow agent with a notice of conversion. The number of shares of the Company's Common Stock issuable upon conversion is also subject to anti-dilution provisions. The Investor's right to convert the Convertible Debenture is subject to the limitation that the Investor may not at any time own more than 4.99% of the outstanding Common Stock of the Company, unless the Company is in default of any provision of the Convertible Debenture or the Investor gives seventy five (75) days advance notice of its intent to exceed the limitation.

         During the fiscal quarter covered by this report, the Investor converted an aggregate of $325,434 principal amount of the Debenture and accrued interest into an aggregate of 7,533,844 shares of the Company's common stock. After the fiscal quarter, the principal balance of the Debenture was fully converted into shares of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         31.1     Rule   13(a)-14(a)/15(d)-14(a)   Certification   of  Principal
                  Executive Officer

         31.2     Rule   13(a)-14(a)/15(d)-14(a)   Certification   of  Principal
                  Financial Officer

         32.1     Section 1350 Certification of Chief Executive Officer

         32.2     Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

         None.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           Hy-Tech Technology Group, Inc.



Dated: October 14, 2003                    By: /s/ Martin Nielson
                                               --------------------------------
                                               Martin Nielson
                                               Chief Executive Officer