Form 10QSB/A
period 2003-08-31
HY TECH TECHNOLOGY GROUP INC
filed 2003-10-27
CIK 1156784

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No.1

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


Explanatory Note:

Registrant is filing this Amendment No.1 to its Report on Form 10-QSB for the quarter ended August 31, 2003 for the exclusive purpose of amending the Consolidated Condensed Statements of Cash Flows for the six months ended August 31, 2003 on page 7 of this Report. No other information in the Form 10-QSB filed on October 16, 2003 has been amended.

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
                                             ============          ============          ============          ============

                         HY-TECH TECHNOLOGY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended August 31,
                                                                        -----------------------     -------------------
                                                                                   2003                     2002
                                                                        -----------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                  $              41,186      $         (639,237)
      Adjustments to reconcile net income (loss) to cash
        provided by operating activities:
         Depreciation and amortization                                                 203,997                 194,350
         Gain on settlement of debt                                                 (1,655,601)                     --
         Gain on disposition of assets                                                 (56,686)                     --
         Common stock for services                                                     109,270                      --
         Bad debt expense                                                               20,000                      --
             Changes in assets and liabilities:
                Accounts receivable                                                    926,412                 (91,200)
                Inventories                                                            922,310                 708,692
                Other receivables                                                          529                 171,428
                Prepaid expenses                                                       (89,583)                 13,466
                Other assets                                                            (3,033)                  4,561
                Accounts payable                                                      (118,135)                695,999
                Accrued expenses and sales taxes payable                                46,210                (378,727)
                                                                        -----------------------     -------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                            346,876                 679,332
                                                                        -----------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                             (30,071)               (560,430)
      Proceeds from disposition of assets                                              200,310                      --
                                                                        -----------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                   170,239               (560,430)
                                                                        -----------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings from (payments on) line of credit                              (1,603,139)                 66,000
      Proceeds from loans                                                            1,050,000                      --
      Payments of loan payable                                                         (80,978)                (96,716)
                                                                        -----------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                  (634,117)                (30,716)
                                                                        -----------------------     -------------------

NET INCREASE (DECREASE) IN CASH                                                       (117,002)                 88,186
      Cash, beginning of period                                                        165,149                  65,962
                                                                        -----------------------     -------------------
      Cash, end of period                                                $              48,147      $          154,148
                                                                        =======================     ===================
Non-cash transactions:
      Conversion of convertible notes for common stock                   $             625,434      $               --
                                                                        =======================     ===================
      Stock issued for advances                                          $             278,236      $               --
                                                                        =======================     ===================

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

                                           Hy-Tech Technology Group, Inc.



Dated: October 24, 2003                    By: /s/ Martin Nielson
                                               --------------------------------
                                               Martin Nielson
                                               Chief Executive Officer