Form 10QSB
period 2003-11-30
HY TECH TECHNOLOGY GROUP INC
filed 2004-01-20
CIK 1156784

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: NOVEMBER 30, 2003
                                                   ----------------------

        [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                   EXCHANGE ACT

                   For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 000-33231


                         HY-TECH TECHNOLOGY GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                     95-4868120
       --------------------------------                   -------------------
      (State or other jurisdiction                        (IRS Employer
      of incorporation or organization)                   Identification No.)


                 1840 BOY SCOUT DRIVE, FORT MYERS, FLORIDA 33907
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (239) 278-4111
                                 --------------
                           (Issuer's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of January 1, 2004, 78,543,646

         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                         HY-TECH TECHNOLOGY GROUP, INC.
                                NOVEMBER 30, 2003
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                                                               Page

Special Note Regarding Forward Looking Statements.................................................................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements................................................................................4
Item  2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............9
Item  3.      Controls and Procedures............................................................................14

                           PART II - OTHER INFORMATION

Item  2.      Changes in Securities and Use of Proceeds..........................................................14
Item  6.      Exhibits and Reports on Form 8-K...................................................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                                  PAGE

         Consolidated Condensed Balance Sheets as of November 30, 2003 and February 28, 2003
               (unaudited) .......................................................................................5

         Consolidated Condensed Statements of Operations for the three and nine months ended November 30, 2003 and November 30, 2002 (unaudited) .........................................6

         Consolidated Condensed Statement of Cash Flows for the nine months ended November 30,
               2003 (unaudited) ..................................................................................7

         Notes to Consolidated Condensed Financial Statements.....................................................8

                         HY-TECH TECHNOLOGY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                       NOVEMBER 30, 2003    FEBRUARY 28, 2003
                                                       -----------------    -----------------
ASSETS
Current Assets
      Cash                                                $    19,094          $   165,149
      Accounts receivable (net)                               303,865            1,468,375
      Other receivables                                        10,321               10,200
      Inventories (net)                                       515,868            1,739,698
      Prepaid expenses                                         76,406               31,114
                                                          -----------          -----------
         Total current assets                                 925,554            3,414,536

      Property and equipment, net                             426,853              843,080
      Other assets                                             77,893               72,331
                                                          -----------          -----------
         Total assets                                     $ 1,430,300          $ 4,329,947
                                                          ===========          ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
      Accounts payable                                    $ 2,075,709          $ 2,079,594
      Accrued expenses                                        318,086              409,512
      Line of credit                                               --            2,886,000
      Advances                                                     --              278,236
      Loans payable - shareholders                                 --              105,000
      Current portion of loans payable                             --            1,479,639
      Sales taxes payable                                      23,554                   --
                                                          -----------          -----------
         Total current liabilities                          2,417,349            7,237,981

Long-term liabilities
      Loan payable, net of current portion                         --               81,325
Convertible debt                                              530,000                   --
                                                          -----------          -----------
         Total liabilities                                  2,947,349            7,319,306
Commitment and contingencies

Shareholders' Deficit
      Common stock                                          3,045,796               24,028
      Accumulated deficit                                  (4,562,845)          (3,013,387)
                                                          -----------          -----------
         Total shareholders' deficit                       (1,517,049)          (2,989,359)
                                                          -----------          -----------
         Total liabilities and shareholders' deficit      $ 1,430,300          $ 4,329,947
                                                          ===========          ===========


                         HY-TECH TECHNOLOGY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                     Nine Months Ended
                                                    November 30,                           November 30,
                                          -------------------------------       -------------------------------
                                               2003              2002               2003               2002
                                          ------------       ------------       ------------       ------------
Net revenues                              $  1,194,696       $  5,673,483       $  8,535,553       $ 19,105,524
Cost of revenues                             1,040,693          4,810,471          7,481,398         16,209,647
                                          ------------       ------------       ------------       ------------
Gross margin                                   154,003            863,012          1,054,155          2,895,877

General, administrative and selling          1,475,040            837,578          3,856,277          2,999,499
                                          ------------       ------------       ------------       ------------

Income (loss) from operations               (1,321,037)            25,434         (2,802,122)          (103,622)
                                          ------------       ------------       ------------       ------------

Other income (expense)
      Other income (expense)                       133             (4,623)           (36,502)           (16,991)
      Gain on settlement of debt                    --                 --          1,655,601                 --
      Interest expense                        (235,293)           (39,351)          (366,435)          (191,660)
                                          ------------       ------------       ------------       ------------
                                              (235,160)           (43,974)         1,252,664           (208,651)
                                          ------------       ------------       ------------       ------------

Net loss                                  $ (1,556,197)      $    (18,540)      $ (1,549,458)      $   (312,273)
                                          ============       ============       ============       ============

Net loss per share:
      Net loss - basic and diluted        $      (0.02)      $      (0.00)      $      (0.04)      $      (0.02)
                                          ============       ============       ============       ============

Weighted average shares outstanding:
      Basic and diluted                     63,517,445         16,000,000         41,356,373         16,000,000
                                          ============       ============       ============       ============

                         HY-TECH TECHNOLOGY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months Ended November 30,
                                                                            -----------------------------
                                                                                2003             2002
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                              $(1,549,458)      $  (312,273)
      Adjustments to reconcile net loss to cash  provided by operating activities:
         Depreciation and amortization                                          306,864           216,060
         Gain on settlement of debt                                          (1,655,601)               --
         Gain on disposition of assets                                          (56,686)          (52,497)
         Common stock for services                                              990,145                --
         Bad debt expense                                                        20,000                --
             Changes in assets and liabilities:
                Accounts receivable                                           1,144,510           258,328
                Inventories                                                   1,223,830           654,756
                Other receivables                                                  (121)          146,949
                Prepaid expenses                                                (45,292)          (42,718)
                Other assets                                                     (5,562)           (5,334)
                Accounts payable                                                 (3,885)          327,320
                Accrued expenses and sales taxes payable                       (172,872)         (384,275)
                                                                            -----------       -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     195,872           806,316
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Disposition of assets                                                     200,310            95,605
      Capital expenditures                                                      (34,261)         (872,311)
                                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                            166,049          (776,706)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings from (payments on) line of credit                       (1,710,385)           66,000
      Proceeds from loans                                                     1,530,000                --
      Payments of loan payable                                                 (327,591)         (117,283)
                                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                           (507,976)          (51,283)
                                                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                (146,055)          (21,673)
      Cash, beginning of period                                                 165,149            65,962
                                                                            -----------       -----------

      Cash, end of period                                                   $    19,094       $    44,289
                                                                            ===========       ===========
Non-cash transactions:
      Conversion of convertible notes for common stock                      $ 1,000,000       $        --
                                                                            ===========       ===========

      Stock issued for advances and debt                                    $ 1,031,623       $        --
                                                                            ===========       ===========

                         HY-TECH TECHNOLOGY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PRESENTATION

The consolidated condensed balance sheet of the Company as of November 30, 2003, the related consolidated condensed statements of operations for the three and nine months ended November 30, 2003 and 2002 and the consolidated condensed statement of cash flows for the nine months ended November 30, 2003 included in the consolidated condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended November 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's February 28, 2003 Form 10-KSB.

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

CONVERTIBLE DEBENTURE

In April 2003, Hy-Tech issued a convertible debenture for $1,000,000 due in April 2008. The convertible debenture is convertible into common stock at the lesser of (a) $0.35 per share or 125% of the average closing bid prices per share of the Company's Common Stock during the five trading days immediately preceding April 29, 2003 or (b) 100% of the average of the three lowest closing bid prices for the forty days preceding the date of conversion. In connection with the financing, Hy-Tech paid a fee of $100,000. The convertible debentures if not converted are due in August 2008. As of October 7, 2003, the convertible debentures were fully converted to 25,613,328 shares of common stock.

In November 2003, Hy-Tech issued convertible debentures of $300,000 due in November 2005. The convertible debentures are convertible into common stock at $0.03 per share.

Hy-Tech has convertible debentures of $230,000 past due as of November 30, 2003. The convertible debentures are convertible into common stock at $.10 per share.

Common Stock

During the nine months ending September 30, 2003, Hy-Tech issued 22,393,382 shares of common stock for services valued at $990,145.

During the nine months ending September 30, 2003, Hy-Tech issued 4,259,445 shares of common stock for advances and debt of $1,031,623.

On April 28, 2003, the Company acquired by merger Sanjay Haryama ("SH"), a company that had completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Act"). Pursuant to the merger, the Company assumed all obligations of SH under the financing transaction and issued to the holder thereof its 1% $1,000,000 Convertible Debenture due April 28, 2008 (the "Debenture"). As of October 7, 2003, the convertible debentures were fully converted to 25,613,328 shares of common stock.

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

         In May 2003, Martin Nielson assumed full time responsibilities as CEO, brought new investors to the company, and is attempting to transform Hy-Tech Technology Group, Inc. from a custom systems builder and an authorized distributor of the world's leading computer systems and components to a solutions provider offering an expanding range of services and software to its customer base. During the fiscal first quarter, the Company took steps necessary to design this new business strategy and during the second quarter the Company began to implement this strategy. This new business strategy also seeks growth by acquisition as well as organic growth.

         During this period, a number of significant steps were taken to prepare the Company for the launch of this new plan. Among these steps taken were:

         o        construction of the details of the new plan

         o restructuring of the personnel, including identifying new additions to management

         o        reduction of costs and store closures

         o engagement of key professionals, including investment banking teams

         o        negotiating with sources of new investment

         o        identifying and negotiating with acquisition targets

         The implementation of this plan is dependent upon the Company's ability to raise additional financing. For the nine months ended November 30, 2003, the Company raised approximately $1.5 million from new investors. The net proceeds from this financing were principally used for the settlement of the SunTrust Bank debt and for general working capital purposes. The Company's inability to raise additional financing has resulted in a delayed execution of the new plan and has also caused the Company's obligations to increase. Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its accounts payable and other liabilities. Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present cash flow will be sufficient to meet current and future obligations.

         The Company's limited liquidity has also had a detrimental effect on the Company's sales efforts during the three and nine months ended November 30, 2003. Furthermore, because the Company has experienced a significant deficit in working capital, the Company announced store closures during the past quarter to reduce its fixed overhead.

         The  Company  remains  active  in  discussions  to  obtain   additional
financing for working capital and to also enable the launch of the new plan.

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

         The following discussion compares the three and nine months ended November 30, 2003 to the three and nine months ended November 30, 2002.

         During the three and nine months ended November 30, 2003 (the "2003 Periods") net revenues were $1,194,696 and $8,535,553, respectively, compared to net revenues of $5,673,483 and $19,105,524 for the three and nine months ended November 30, 2002 (the "2002 Periods"). This represents a decrease of approximately 78.9% and 55.3% respectively from the 2002 Periods. The Company's limited liquidity has had a detrimental effect on the Company's sales efforts during the three and nine months ended November 30, 2003. Furthermore, because the Company has experienced a significant deficit in working capital, the Company announced store closures during the past quarter to reduce its fixed overhead, which also reduced the Company's sales capacity. During the first half of this fiscal year, we faced restrictions on our inventory purchases that were imposed by our primary lender and our lower sales results were exacerbated by the general decrease in the information technology business.

         Gross margins for the three and nine months ended November 30, 2003 were $154,003 and $1,054,155, respectively, compared to gross margins of $863,012 and $2,895,877 for the three and nine months ended November 30, 2002. Gross margins as a percentage of net revenues were 12.9% and 12.4% for the three and nine months ended November 30, 2003, respectively, compared to 15.2% and 15.2% for three and nine months ended November 30, 2002, respectively. The decrease in gross margins for the nine months ended November 30, 2003 resulted in part from the sale of older and slower moving inventory so that we could adjust our product line to more profitable items. During the nine months ended November 30, 2003, the Company has reduced its on-hand inventory by 70.3% from $1,739,698 as of February 28, 2003 to $515,868 as of November 30, 2003. Gross
margin improvement going forward is greatly dependent upon the Company's ability to access additional liquidity for inventory purchases at more competitive pricing. During the 2003 period, we were faced with having to purchase inventory from higher cost vendors due to the lack of liquidity.

         General, administrative and selling expenses for the three and nine months ended November 30, 2003 were $1,475,040 and $3,856,277, respectively, compared to $837,578 and $2,999,499 for the three and nine months ended November 30, 2002. Employee salaries represent approximately 35% and 54% of total general, administrative and selling expenses for the nine months ended September 30, 2003 and 2002, respectively. Although, employee salaries decreased by $270,084, or 16.7% from $1,618,198 to $1,348,144 for the nine month period ended November 30, 2003 due to reduction in force and store closures, overall total general, administrative and selling expenses increased by $294,762, or 9.8% for the nine month period ended November 30, 2003. This increase was principally due to the Company's reverse acquisition into SRM Networks and its obligations as a reporting company under the securities laws during the 2003 Periods with no comparable expenses during the 2002 Periods.

         Other income (expenses) for the three and nine months ended November 30, 2003 were $133 income and $36,502 expense, respectively, compared to other expense of $4,623 and $16,991 for the three and nine months ended November 30, 2002.

            Interest expense for the three and nine months ended November 30, 2003 were $235,293 and $366,435, respectively, compared to $39,351 and $191,660 for the three and nine months ended November 30, 2002. This increase in interest expense in 2003 was principally due to the high cost of factoring our receivables.

            During the 2003 Periods we had a gain on the settlement of debt of $1,665,601, with no comparable gain during the 2002 Periods. This gain arose from the settlement of our debt with our primary lender, SunTrust Bank.

            Net loss for the three and nine months ended November 30, 2003 were $1,556,197 and $1,549,458, respectively, compared to net loss of $18,540 and $312,273 for the three and nine months ended November 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

            At November 30, 2003, we had cash of $19,094, current assets of $925,554 and current liabilities of $2,417,349. At November 30, 2003, we had negative working capital of $1,491,795, compared to negative working capital of $964,316 as of August 31, 2003.

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

         The Company's inability to raise additional financing has resulted in a delayed execution of the new plan and has also caused the Company's obligations to increase. Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its accounts payable and other liabilities. Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present cash flow will be sufficient to meet current and future obligations. We are overdue with payments to numerous vendors. Four of our vendors have pending litigation against us for claims of approximately $430,000. One vendor who commenced litigation with a claim of approximately $128,000 settled with us for fifteen payments of $5,000 each, the first payment of which has been made. Two vendors with aggregate claims of approximately $229,000 have threatened to commence litigation. We settled with one of these vendors for a total $36,000 in periodic payments. We are in the process of negotiating payment terms with all of the vendors who have not agreed to terms.

            We believe that cash generated from operations will in all likelihood be insufficient to fund our ongoing operations through the next twelve months. Although we have received some equity and debt financing, efforts are underway to secure additional financing to enable us to meet our obligations, as execution of our business plan requires additional capital to fund. We remain active in discussions to obtain additional sources of financing but there can be no assurance that we will be able to successfully raise such additional funds or that such funds will be available on acceptable terms. We have not received any proceeds under the $10,000,000 equity line of funding for the purpose of making acquisitions that we previously announced on December 3, 2003. Management now believes it is unlikely that this particular funding will proceed.

            Funds raised through future equity financing will likely be dilutive to our current shareholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to launch our new plan. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company. Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended February 28, 2003 acknowledges that we have incurred losses in each of the last two fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On April 28, 2003, the Company acquired by merger Sanjay Haryama ("SH"), a company that had completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Act"). Pursuant to the merger, the Company assumed all obligations of SH under the financing transaction and issued to the holder thereof its 1% $1,000,000 Convertible Debenture due April 28, 2008 (the "Debenture").

         During the fiscal quarter covered by this report, the holder of the Debenture converted an aggregate of $424,566 principal amount of the Debenture and accrued interest into an aggregate of 16,651,409 shares of the Company's common stock. As a result of these conversions, the principal balance of the Debenture and accrued interest was fully converted into shares of the Company's common stock.

         During the fiscal period covered by this report, the Company issued an aggregate of 1,100,000 shares of it common stock to investor relations firms in consideration of services rendered to the Company. The shares were issued in private placements that were exempt from the registration requirements of the Act pursuant to section 4(2) of the Act.

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

                                          Hy-Tech Technology Group, Inc.



Dated: January 19, 2004                   By:  /s/ Martin Nielson
                                               ---------------------------------
                                               Martin Nielson
                                               Chief Executive Officer