Form 10KSB
period 2004-02-29
HY TECH TECHNOLOGY GROUP INC
filed 2004-07-21
CIK 1156784

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2004

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

                                 (239) 851-0111
                     --------------------------------------
                            (ISSUER TELEPHONE NUMBER)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year. $8,985,425 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of May 31, 2004, approximately $480,000.

As of May 31, 2004, there were 98,677,406 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        [ ] Yes         [X] No

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

ITEM NUMBER AND CAPTION                                                     PAGE
-----------------------                                                     ----

Special Note Regarding Forward-Looking Statements..............................4

PART I

     1.  Description of Business...............................................5

     2.  Description of Property...............................................9

     3.  Legal Proceedings.....................................................9

     4.  Submission of Matters to a Vote of Security Holders..................10

PART II

     5.  Market for Common Equity and Related Stockholder Matters.............11

     6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................13

     7.  Financial Statements.................................................16

     8. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................16

PART III

     9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................17

     10. Executive Compensation...............................................18

     11. Security Ownership of Certain Beneficial Owners and Management.......20

     12. Certain Relationships and Related Transactions.......................21

     13. Exhibits and Reports on Form 8 K.....................................21

     14. Controls and Procedures..............................................23

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND AND CURRENT PLANS

Beginning in July 2004, Hy-Tech Technology Group, Inc. (the "Company") will operate under the new name of Innova Holdings. This new name is more synonymous with the Company's plan to grow by acquisition and to differentiate the Company with unique technologies.

In July 2004, the Company will increase its authorized shares to 900 million from 100 million. The increase would allow the company to issue new shares for acquisitions, or to secure financing for operations or strategic partnerships.

In February 2004, the Company announced it had entered into a Letter of Intent to acquire Robotic Workspace Technologies, Inc. (RWT). RWT, based in Fort Myers, Florida, is a privately-held company founded in 1994 to enhance the field of robotics with commercially available, patented products to improve robot performance, applicability, and productivity.

In February 2004, the Company announced it had entered into a Letter of Intent for the sale of its wholly owned subsidiary, Hy-Tech Computer Systems (HTCS) to Aegis Funds, Inc.

The Company remains in discussion with various financing sources to allow it access to the financing needed to complement the use of its stock in achieving these plans.

In February 2004, the Company announced its planned changes which included its planned acquisition of Robotic Workspace Technologies (RWT) and the intended divestiture of Hy-Tech Computer Systems (HTCS). Such changes support the Company's plan to grow by acquisition and differentiate the company with unique technologies, by converting to e-commerce selling and distribution techniques and by adding complementary, higher margin services. The Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

OUR BUSINESS FROM 1992 THROUGH 2003

HTCS was formed in 1992 in Fort Myers, Florida. as a supplier to the information technology business. In January 31, 2003, HTCS completed a reverse acquisition into SRM Networks, an Internet service provider and web hosting business, in which HTCS was deemed the "accounting acquirer". We have discontinued SRM Network's Internet business. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc.

From 1992 through 2002, HTCS was a leading custom systems builder and authorized distributor of the world's leading computer system and components. HTCS is headquartered in Fort Myers, Florida and operated seventeen locations throughout Florida, Alabama, Tennessee, Kentucky, Wisconsin and Colorado. HTCS supplied a full line of computer components and peripherals and employed technicians capable of building and servicing systems that range in scope from basic desktop systems to very sophisticated server applications. Throughout its history, HTCS had demonstrated its technical capability as an award-winning reseller of the industry's leading technology products and by earning a variety of accreditations such as Intel Premier Provider, Microsoft System Builder Gold Member, Symantec Authorized Education Reseller, and Iomega Premier Partner.

At the end of 2003, management concluded that the existing business was not viable as a `brick and mortar' operation, and initiated the changes necessary to adopt the new strategy, including closing the stores, laying off employees and transferring all business to e-commerce. Negotiations were initiated to acquire a new business and to divest the old HTCS business.

FISCAL YEAR ENDING FEBRUARY 29, 2004 EVENTS

On April 22, 2003, we entered into an Advisory Agreement (the "Advisory Agreement") with AltosBancorp Inc. ("Altos") pursuant to which Altos agreed to act as our exclusive business advisor for a one year period. Altos advised us regarding equity and debt financings, strategic planning, mergers and acquisitions, and business developments. The Company and certain of its principal shareholders agreed to pay Altos the following:

         (1) an option to purchase 10,000,000 of the principal shareholders' shares of Common Stock and an irrevocable proxy to vote all 15,838,448 of their shares in the event that financing was obtained that the Company used to satisfy HTCS's obligations to SunTrust Bank'

         (2) a cash fee equal to 10% of the gross proceeds of the financing and warrants to acquire a number of shares of Common Stock equal to 10% of the Common Stock sold in such financing, such warrants to have an exercise price of $.01 per share and a term of five years, if Altos introduces the Company to any provider of equity financing which the Company agreed to;

         (3) a cash fee equal to 10% of the gross cash proceeds of the merger and warrants to acquire a number of shares of Common Stock equal to 10% of the Common Stock issued in such merger, such warrants to have an exercise price of $.01 per share and a term of five years, if Altos introduced the Company to any merger candidate with which the Company closes a transaction;

         (4) a cash fee equal to 6% of any debt, 3% of any revolving credit line, 2% of any credit enhancement instrument and 10% of any revenue producing contract if Altos introduces the Company to any source of capital, which it closes. This obligation survives for a period of two years from the date of the Advisory Agreement;

         (5) a retainer fee of $30,000, of which $10,000 was paid upon the settlement of The Company's obligations to SunTrust Bank and $20,000 was to be paid when the Company closes a financing of at least $800,000; and

         (6) a termination fee equal to 50% of the fee that Altos would have been paid had the transaction closed in the event that the Company does not proceed with a transaction arranged by Altos without just cause.

In conjunction with the decision to proceed with the RWT acquisition, the agreement with Altos has now been concluded.

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

Prior to the merger, SH completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to a Convertible Debenture Purchase Agreement (the "Purchase Agreement") dated April 21, 2003 between SH and an accredited Colorado investor (the "Investor"). In connection therewith, SH sold a 1% $1,000,000 Convertible Debenture due April 20, 2008 (the "SH Debenture") to the Investor. The unpaid principal amount of the SH Debenture was convertible into unrestricted shares of SH common stock to be held in escrow pending the repayment or conversion of the SH Debenture. Pursuant to the merger, the Company assumed all obligations of SH under the SH Debenture and issued the holder thereof its 1% $1,000,000 Convertible Debenture due April 28, 2008 (the "Convertible Debenture") in exchange for the SH Convertible Debenture. The material terms of the Convertible Debenture are identical to the terms of the SH Convertible Debenture except that the unpaid principal amount of the Convertible

Debenture is convertible into unrestricted shares of the Company's Common Stock (the "Common Stock"). The per share conversion price for the Convertible Debenture in effect on any conversion date is the lesser of (a) $0.35 or one-hundred twenty-five percent (125%) of the average of the closing bid prices per share of the Company's Common Stock during the five (5) trading days immediately preceding April 29, 2003 or (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Company's Common Stock during the forty (40) trading days immediately preceding the date on which the holder of the Convertible Debenture provides the escrow agent with a notice of conversion. The number of shares of the Company's Common Stock issuable upon conversion is also subject to anti-dilution provisions. The Investor's right to convert the Convertible Debenture is subject to the limitation that the Investor may not at any time own more than 4.99% of the outstanding Common Stock of the Company, unless the Company is in default of any provision of the Convertible Debenture or the Investor gives seventy five (75) days advance notice of its intent to exceed the limitation.

Between the date of the merger and the end of November, 2003, the Convertible Debenture was fully converted to Common Stock of the Company.

On April 28, 2003, the Company announced it had entered into a financing transaction in which it has received a firm commitment from a private equity fund for the purchase of a $750,000 convertible debenture from the Company (the "Second Debenture"). The Second Debenture was not closed and the Company arranged for alternative financing under a Factoring Line of Credit with Platinum Funding Corporation.

On April 29, 2003, the Company entered into an agreement called an "Option to Purchase" ("Settlement Agreement") with SunTrust Bank under which the Company agreed to settle all pending litigation and satisfy all judgments obtained against the HTCS subsidiary by SunTrust Bank. The Company agreed to pay a total of $1.5 million by August 28, 2003 in full settlement of all of SunTrust's claims of approximately $3.7 million. Under the terms of the Settlement Agreement, the Company delivered $1.0 million dollars to SunTrust on April 29, 2003. This $1.0 million represents all of the proceeds of the sale of the Convertible Debenture. The Company also agreed to pay SunTrust three installments of $65,000 each in June, July and August, and the balance of $305,000 on or before August 28, 2003. The Company used part of the proceeds from the Factoring Line of Credit to pay the August 28, 2003 installment of $305,000 due to SunTrust Bank, and all other amounts were paid.

As a result of this settlement, the Company reduced its current liabilities by approximately $4.8M, and obtained the ownership of the Sun Trust judgement, per the Settlement Agreement.

In May 2003, Martin Nielson assumed full time responsibilities as Chief Executive Office, brought new investors to the company, and was chartered to transform the Company away from being a custom systems builder. During the fiscal year, the Company took steps necessary to design the new business strategy and commenced the implementation of this strategy, which also included growth by acquisition. Among these steps taken were:

     o construction of the details of the new plan which led to the decision to transform and then divest HTCS

     o restructuring of the personnel o reduction of costs and writing off unproductive assets

     o    engagement of key professionals

     o    negotiating with sources of new investment

     o    identifying and negotiating with acquisition targets

Concurrent with the steps taken, the Company aggressively pursued new financing from debt and equity sources to increase working capital, further reduce liabilities, and to help negotiate acquisitions to provide a platform for growth.

In November, the Company signed an agreement to provide acquisition financing. This agreement was announced publicly but was never concluded when the lender failed to perform. The Company announced in its quarterly filing that this it had doubts that this transaction would close.

At the same time and due to the substantial requirement for capital to keep inventory in multiple outlets and to finance receivables, the Company faced significant challenges to produce an adequate return on investment from HTCS. The Company restructured operations by shifting its sales operations to an online store operated by a third party. This change was important. It was much more cost effective and far less capital intensive. We eliminated the overhead of the local wholesale outlets, and all local costs became variable. Key employees in the local operations were offered positions with the contracting company, yet HTCS retained benefit of the sales as part of the deal.

In February 2004, the Company announced its planned changes which included its planned acquisition of Robotic Workspace Technologies (RWT) and the intended divestiture of HTCS. Such changes were in keeping with the Company's new plan to grow by acquisition-to differentiate the company by adding unique technologies, by converting to e-commerce selling and distribution techniques and by adding complementary, higher margin services. The Company remains in discussion with various financing sources to allow it access to the financing needed to complement the use of its stock in achieving these plans.

HISTORIC PRODUCTS & SERVICES

The products sold by HTCS have been "Hy-Tech" branded computer systems - desktops, notebooks and servers, computer components and peripherals, computer storage products; computer operating systems and office software; Compaq computer systems - desktop and servers; computer service; and computer warranty work.

The Company is no longer actively selling any of these products.

COMPETITIVE SITUATION

HTCS has different competitors in the two basic markets - the reseller market and direct to the IT market.

Primary competitors for the reseller customers are the national or large regional distribution companies. The main advantages of these competitors are size and price. In its direct sales to IT departments, be they in the commercial, government or education fields, HTCS competed primarily with the large computer manufacturers. The large computer manufacturers have the advantage of size and name recognition. When the IT departments require parts rather than systems, HTCS competed for this business primarily with on-line computer components suppliers. These companies treat this business as a commodity and compete strictly on price. Competition in HTCS's two primary markets is very active.

INTELLECTUAL PROPERTY

We hold no patents, or trademarks. We do hold the appropriate business licenses to operate.

GOVERNMENT AUTHORIZATION

The only government approvals required for our operations are local business licenses.

RESEARCH AND DEVELOPMENT

HTCS developed two web sites for providing technical information to its customers, selling product to its existing customers, and the second site has been developed for selling product to the end user customers that we have not previously targeted.

EMPLOYEES

The Company currently employs no full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

During fiscal year ended February 29, 2004, HTCS leased two buildings from related parties. The building located at 1826 Boy Scout Drive, Fort Myers, FL consists of 4,600 square feet, and HTCS leased it for $3,400.00 monthly. The lease expires December 31, 2010, and HTCS has the option of extending it for five more years with a rent escalation equal to the consumer price index increase over the term of the first lease period. The building located at 1840 Boy Scout Drive, Fort Myers, FL consists of 11,320 square feet, and HTCS leases it for $6,325 monthly. The lease expires December 31, 2010, and Hy-Tech has an option to extend it for five years with a rent escalation equal to the consumer price index increase over the term of the first lease period. Both of these buildings are owned by Lee Coast Enterprises, Inc. Margaret L. Conklin, (wife of Craig Conklin), as trustee, owns 33% of the stock of Lee Coast Enterprises. Susan McNear, (wife of Gary McNear), as trustee, owns 33% of the stock of Lee Coast Enterprises. Gary McNear is President of Lee Coast Enterprises, Inc. Both of these buildings are leased at market rates. Gary McNear is our vice president, chief financial officer, secretary and a director. Craig Conklin is our vice president, chief operating officer and director.

The following table sets forth the locations, monthly rent and expiration dates for the leases at our distribution centers:

-------------------- ----------------- ------------ -----------
City                 Expiration Date   Monthly Rent Square Feet
-------------------- ----------------- ------------ -----------
Birmingham, AL       09/30/2003        $2,500.00    3,113.00
-------------------- ----------------- ------------ -----------
Pensacola, FL        12/31/2003        $2,000.00    2,200.00
-------------------- ----------------- ------------ -----------
Knoxville, TN        02/28/2004        $2,585.00    3,000.00
-------------------- ----------------- ------------ -----------
Ocala, FL            09/30/2003        $1,527.54    2,550.00
-------------------- ----------------- ------------ -----------
Lexington, KY        04/30/2004        $2,000.00    3,000.00
-------------------- ----------------- ------------ -----------
Madison, WI          03/31/2005        $2,458.00    2,900.00
-------------------- ----------------- ------------ -----------
Fort Myers, FL       12/31/2010        $6,325.00    11,320.00
-------------------- ----------------- ------------ -----------
Fort Myers, FL       12/31/2010        $3,400.00    4,600.00
-------------------- ----------------- ------------ -----------
West Palm Beach, FL  08/31/2005        $2,337.00    2,850.00
-------------------- ----------------- ------------ -----------
Naples, FL           12/31/2004        $2,170.00    3,000.00
-------------------- ----------------- ------------ -----------
Nashville, TN        03/31/2004        $5,054.00    4,700.00
-------------------- ----------------- ------------ -----------
Colorado Springs, CO 05/31/2005        $2,736.00    3,200.00
-------------------- ----------------- ------------ -----------
Chattanooga, TN      02/28/2004        $2,275.00    2,240.00
-------------------- ----------------- ------------ -----------
Melbourne, FL        Monthly occupancy $1,823.00    2,000.00
-------------------- ----------------- ------------ -----------
Sarasota, FL         Monthly occupancy $1,718.00    2,200.00
-------------------- ----------------- ------------ -----------
Mobile, AL           03/31/2004        $1,710.00    2,400.00
-------------------- ----------------- ------------ -----------
Louisville , KY      06/30/2004        $1,425.00    2,300.00
-------------------- ----------------- ------------ -----------

ITEM 3. LEGAL PROCEEDINGS

There are multiple lawsuits against HTCS by Vendors seeking to recover money for product delivered to HTCS.

HYTT is not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

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

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales price of our Common Stock as reported on the NASD Over-the-Counter Bulletin Board for each quarterly period during fiscal year ended February 29, 2004.

                                                    Common Stock
                                              ------------------------
Year Ended February 29, 2004                    High             Low
                                              --------        --------
First quarter                                 $   1.00        $   0.12
Second quarter                                $   0.19        $   0.02
Third Quarter                                 $   0.08        $   0.04
Fourth Quarter                                $   0.07        $   0.02


There are approximately 50 record holders of common equity.

We have outstanding 98,677,406 shares of our common stock. Of these shares, 98,677,406 shares are freely tradable without restriction under the Securities Act unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. Non-affiliates currently hold 56,246,129 shares of our common stock, or fifty-seven percent (57%), of our outstanding shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (1)% of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a From 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

BACKGROUND

Beginning in July 2004, Hy-Tech Technology Group, Inc. will operate under the new name of Innova Holdings. This new name is more synonymous with the Company's plan to grow by acquisition and to differentiate the company with unique technologies.

In July 2004, the Company will increase its authorized shares to 900 million from 100 million. The increase would allow the company to issue new shares for acquisitions, or to secure financing for operations or strategic partnerships.

In February 2004, the Company announced it had entered into a Letter of Intent to acquire Robotic Workspace Technologies, Inc. (RWT). RWT, based in Fort Myers, Florida, is a privately-held company founded in 1994 to enhance the field of robotics with commercially available, patented products to improve robot performance, applicability, and productivity.

In Feburary 2004, the Company announced it had entered into a Letter of Intent for the sale of its wholly owned subsidiary, Hy-Tech Computer Systems (HTCS) to Aegis, Inc.

The Company remains in discussion with various financing sources to allow it access to the financing needed to complement the use of its stock in achieving these plans.

In February 2004, the Company announced its planned changes which included its planned acquisition of Robotic Workspace Technologies (RWT) and the intended divestiture of Hy-Tech Computer Systems (HTCS). Such changes support the Company's plan to grow by acquisition and differentiate the company with unique technologies, by converting to e-commerce selling and distribution techniques and by adding complementary, higher margin services. The Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

There is presently no on-going business being carried on directly by the Company while it seeks to conclude these two transactions.

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

VENDOR PROGRAMS

Funds received from vendors for price protection, product rebates, marketing and training, product returns and promotion programs have been recorded as adjustments to product costs, revenue or sales and marketing expenses according to the nature of the program. HTCS recorded estimated reductions to revenues for incentive offerings and promotions.

ACCOUNTS RECEIVABLE

HTCS recognized revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility wass probable. HTCS recorded estimated reductions to revenue for incentive offerings and promotions.

In order to determine the value of HTCS's accounts receivable, HTCS recorded a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by using the average cost method. HTCS maintains a perpetual inventory system which provides for continuous updating of average costs. HTCS evaluates the market value of its inventory components on a regular basis and reduces the computed average cost if it exceeds the component's market value. Inventories consist primarily of computer parts and components purchased from vendors.

INCOME TAXES

HTCS records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

RESULTS OF OPERATIONS

During the fiscal year ended February 28, 2004 (the "2004 Period") revenues were $8,985,425, compared to revenues of $23,954,115 during the fiscal year ended February 28, 2003 (the "2003 Period"). This represents a decrease of approximately 62.5%. This decrease is due to restrictions on our inventory purchases that were imposed by our primary lender, SunTrust Bank and the general decrease in the information technology business that occurred during this period.

Gross margins were $1,041,770 during the 2004 Period compared to $3,112,371 during the 2003 Period. Gross margins as a percentage of revenues decreased from approximately 13.0% during the 2003 Period to 11.6% during the 2004 Period. The decrease in gross margin was due to HTCS having to purchase inventory from higher cost vendors due to the lack of liquidity that resulted from its lending arrangements.

General, administrative and selling expenses were $6,461,493 during the 2004 period compared to $4,551,570 during the 2003 period. Included in general, administrative and selling expenses during the 2004 period was $287,210 of costs directly related to maintaining the public company.

Interest expense was $482,405 during the 2004 Period and $216,616 during the 2003 Period. This increase was due to higher interest costs associated with the Factoring Line of Credit entered into with Platinum Funding Corporation in 2004.

Net loss for the 2004 Period was $2,403,201, compared to a net loss of $1,661,617 for the 2003 Period, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2004, we had cash of $0, current assets of $114,650 and current liabilities of $2,585,402. At February 29, 2004, we had negative working capital of $2,470,752.

On April 29, 2003, we settled our claims with SunTrust pursuant to a Settlement Agreement for aggregate payments of $1.5 million. Under the terms of the Settlement Agreement, the Company delivered $1.0 million dollars to SunTrust on April 29, 2003. This $1.0 million represented all of the proceeds of the sale of a Convertible Debenture that was issued to a private investor. We also agreed to pay SunTrust three installments of $65,000 each in June, July and August. The balance of $305,000 was paid from the portion of proceeds received under the Factoring Line of Credit with Platinum Funding Corporation.

We are overdue with payments to numerous vendors. As of February 29, 2004, we had outstanding accounts payable of $2,081,774 and accrued expenses of $367,375, reflecting our inability to pay our vendors. Our main source of funds during fiscal year ended February 28, 2003 was our credit facility which was terminated. During fiscal year ended February 29, 2004, we raised $1.0 million through the sale the Convertible Debenture. All of the proceeds from the sale of the Convertible Debenture were used to pay SunTrust. The Company also used part of the proceeds from the Factoring Line of Credit to pay the remaining installments due to SunTrust Bank.

Currently, because of both our low stock price and our losses, we have not been able to raise funds through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control. Management's plans with respect to these matters include its attempts to settle claims with vendors where possible. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns. Further, we cannot guaranty that additional funding will be available on favorable terms, if at all. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

Going Concern Qualification

In their review of our financial statements for the period ended February 28, 2004, included in this report, our independent accountants have noted factors which raise substantial doubt about our ability to continue as a going concern. Our accountants have noted that we will require additional working capital to develop and support our technologies and business until we either (1) achieve a level of revenues adequate to generate sufficient cash flows from operations; or
(2) obtain additional financing necessary to support our working capital requirements.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Our directors and principal executive officers are as specified on the following table:

Name              Age Position
================= === ==========================================================
Martin Nielson    52  Previously Chief Executive Officer and Chairman of the
                      Board of Directors; Director
Gary F. McNear    59  Chief Financial Officer, Vice President, Secretary and
                      Director
Craig W. Conklin  54  Chief Operating Officer, Vice President and Director
================= === ==========================================================

MARTIN NIELSON was our Chief Executive Officer and Chairman of the Board of Directors since May 2003. He resigned effective June 1, 2004. Mr. Nielson is a principal of Altos Bancorp, Inc., serving as its Chairman and Chief Executive Officer since November 2002. He has also served as Chief Executive Officer and director of Inclusion Inc. since September 2000. Mr. Nielson and Altos were instrumental in assisting the Company in the negotiations that led to the Company's settlement of its litigation with SunTrust Bank and in securing the financing that funded that settlement. Mr. Nielson will continue as a director of the Company. Mr. Nielson is a senior executive with extensive experience in operations and finance. He has been a business builder for 30 years with such companies as Gap, Businessland, and Corporate Express and now will bring that very relevant fast-growth, public company experience to Hy-Tech.

Altos, which is an outgrowth of Nielson's M&A practice during his ten years in London is engaged in providing investment banking and business development services to growth oriented, emerging companies throughout the United States and Europe. Altos had been retained by the Company to act as its business advisor, but that contract has now been concluded to coincide with the planned acquisition of RWT.

GARY F. MCNEAR has been our Chief Financial Officer, Vice President, Secretary and Director since May 2003. From January 2003, through May 2003 he served as Chief Executive Officer and Director of the Company. Mr. McNear has served as the Chief Executive Officer, Chairman of the Board, and Treasurer of Hy-Tech Computer Systems since HTCS's inception in November 1992, and was a founding shareholder. Mr. McNear has also served as Secretary of Hy-Tech Computer Systems since March 2001. Hy-Tech Computer Systems aquired us in a reverse acqusition in January 2003. Mr. McNear's duties include banking relationships, cash management, and financial reporting. Mr. McNear's formal education is in Industrial Administration at Iowa State University. Mr. McNear is a former officer and pilot in the U.S. Air Force, and a former airline pilot.

CRAIG W. CONKLIN has been our Chief Operating Officer, Vice President and Director since May 2003. From January 2003 through May 2003, he served as President and Director of the Company. Mr. Conklin has served as President and Director of Hy-Tech Computer Systems since HTCS's inception in November 1992, and was a founding shareholder. Hy-Tech Computer Systems aquired us in a reverse acqusition in January 2003. Mr. Conklin's duties include marketing and operations of the Company. Mr. Conklin holds a B.S. in engineering from the Dartmouth College, and an MBA from the Amos Tuck School of business. Mr. Conklin was formerly employed by Owens-corning Fiberglas, inc. and he successfully operated and sold Golf & Electric Carriages, Inc., a local distributorship for Club Car Golf Carts.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Our officers and directors serve the same functions of our wholly-owned subsidiary HTCS.

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

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the years ending February 28, 2003, 2002 and 2001. Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

                           SUMMARY COMPENSATION TABLE


                                                                                       Long Term Compensation
                                                                         -----------------------------------------------
                                          Annual Compensation                      Awards                  Payouts
                           -------------------------------------------   ------------------------   --------------------
                                                                         Restricted    Securities              All Other
                                                         Other Annual       Stock      Underlying     LTIP      Compen-
         Name &                       Salary    Bonus    Compensation      Awards       Options/    Payouts     sation
   Principal Position       Year       ($)       ($)          ($)            ($)        SARs (#)      ($)         ($)
------------------------    -----   --------   -------  --------------   ----------    ----------   --------   ----------
Gary F. McNear,             2003    -75,000-     -0-          -0-            -0-          -0-         -0-         -0-
Chief Executive Officer
  and Director
                            2002       -0-       -0-          -0-            -0-          -0-         -0-         -0-

                            2001       -0-       -0-          -0-            -0-          -0-         -0-         -0-


                                                                         Restricted    Securities              All Other
                                                         Other Annual       Stock      Underlying     LTIP      Compen-
         Name &                       Salary    Bonus    Compensation      Awards       Options/    Payouts     sation
   Principal Position       Year       ($)       ($)          ($)            ($)        SARs (#)      ($)         ($)
------------------------    -----   --------   -------  --------------   ----------    ----------   --------   ----------
Craig W. Conklin,           2003    -75,000-     -0-          -0-            -0-          -0-         -0-         -0-
President and Director
                            2002       -0-       -0-          -0-            -0-          -0-         -0-         -0-

                            2001       -0-       -0-          -0-            -0-          -0-         -0-         -0-


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

Options Granted During Fiscal Year Ending February 29, 2004

The following table sets forth information concerning stock options granted to our executive officers and directors named in the summary compensation table for the fiscal year ending February 28, 2004:



                                   Percentage of Total of
                      Number of     Options Granted to
                  Shares Underlying   Employees During       Exercise Price
NAME               Options Granted        Fiscal Year            Per Share       Expiration Date
---------------   ----------------- --------------------     ---------------     ---------------
Gary F. McNear          None             _________             _________          _________

Craig W. Conklin


Options Exercised In Last Fiscal Year and Fiscal Year-End Option Values


                  Shares                          Number of Shares Underlying      Value of Unexercised
                Acquired on           Value          Unexercised Options at      In-the-Money Options at
Name              Exercise          Realized            Fiscal Year-End              Fiscal Year-End
--------------  -----------        ----------    -----------------------------   --------------------------
                                                 Exercisable     Unexercisable   Exercisable  Unexercisable
                                                 -------------   -------------   -----------  -------------
Gary F. McNear       0                  0             0            __________        0              0

Craig W. Conklin     0


None of our directors or officers was granted or exercised an option during the fiscal year ended February 29, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.


--------------------------------------------------------------------- ------------------------------------ --------------------
Name and Address of Beneficial Owner                                  Amount and Nature of Beneficial      Percent of Class
                                                                      Ownership
--------------------------------------------------------------------- ------------------------------------ --------------------
Altos Bancorp, Inc.                                                   10,000,000                           10%
101 First Street, #493
Los Altos, CA 94022
--------------------------------------------------------------------- ------------------------------------ --------------------
Martin Nielson, formerly Chief Executive Officer and Chairman of      __0_______ (2)                       _0__%
the Board of Directors, now Director
Hy-Tech Technology Group, Inc.
1840 Boy Scout Drive
Fort Myers, Florida 33907
--------------------------------------------------------------------- ------------------------------------ --------------------
Gary F. McNear, Chief Financial Officer, Vice President, Secretary    5,176,948    (3)                     _5.2__%
and Director
Hy-Tech Technology Group, Inc.
1840 Boy Scout Drive
Fort Myers, Florida 33907
--------------------------------------------------------------------- ------------------------------------ --------------------
Craig W. Conklin, Chief Operating Officer, Vice President and         5,176,948   (4)                      5.2%
Director
Hy-Tech Technology Group, Inc.
1840 Boy Scout Drive
Fort Myers, Florida 33907
--------------------------------------------------------------------- ------------------------------------ --------------------


         (1) On April 29, 2003, the Gary F. McNear Revocable Trust ("Gary Trust"), the Susan M. McNear Revocable Trust ("Susan Trust"), the Craig M. Conklin Revocable Trust ("Craig Trust") and the Margaret L. Conklin Revocable Trust ("Margaret Trust") (collectively the "Trusts") entered into a Stock Option and Irrevocable Proxy Agreement with Altos. Gary McNear is the Chief Financial Officer, Vice President, Secretary and Director of The Company and Susan McNear is his wife. Craig M. Conklin is the Chief Operating Officer, Vice President and a Director of the Company and Margaret Conklin is his wife. The Trusts own an aggregate of 15,838,444 shares of the Company's Common Stock. The Trusts granted to Altos an option to acquire 10,000,000 of their shares of Common Stock for $.01 per share for a period of three years. The Trusts also granted to Altos an irrevocable proxy to vote their shares. The irrevocable proxy is for a term of three years with respect to the 10,000,000 shares of Common Stock held by the Trusts that are subject to the option to purchase and for a term of six months with respect to the 5,838,444 shares of Common Stock held by the Trusts that are not subject to the option to purchase. The following table summarizes the options and proxies granted by the Trusts to Altos:


--------------- ----------------------------- ------------------------------ ---------------------------
                Shares   Subject   to  Altos  Shares  Subject to Three Year  Shares   Subject   to  Six
                Option                        Proxy                          Month Proxy
--------------- ----------------------------- ------------------------------ ---------------------------
Gary Trust      3,959,612                     3,959,612                      -
--------------- ----------------------------- ------------------------------ ---------------------------
Susan Trust     1,040,388                     1,040,388                      2,919,224
--------------- ----------------------------- ------------------------------ ---------------------------
Craig Trust     3,959,612                     3,959,612                      -
--------------- ----------------------------- ------------------------------ ---------------------------
Margaret Trust  1,040,388                     1,040,388                      2,919,224
--------------- ----------------------------- ------------------------------ ---------------------------
Total           10,000,000                    10,000,000                     5,838,448
--------------- ----------------------------- ------------------------------ ---------------------------


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

As of May 31, 2004, there were 98,677,406 shares of the Company's stock issued and outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

HTCS currently leases a building from related parties. The building located at 1840 Boy Scout Drive, Fort Myers, FL consists of 11,320 square feet, and HTCS leases it for $6,325 monthly. The lease expires December 31, 2010, and Hy-Tech has an option to extend it for five years with a rent escalation equal to the consumer price index increase over the term of the first lease period. Due to non-payment of rents, HTCS and the landlord have agreed to an early termination of this lease on July 31, 2004. This building is owned by Lee Coast Enterprises, Inc. Margaret L. Conklin, (wife of Craig Conklin), as trustee, owns 33% of the stock of Lee Coast Enterprises. Susan McNear, (wife of Gary McNear), as trustee, owns 33% of the stock of Lee Coast Enterprises. This building was leased at market rates. Gary McNear is our vice president, chief financial officer, secretary and a director. Craig Conklin is our vice president, chief operating officer and director.

In April 2002, Bradley Conklin, the son of our President Craig W. Conklin, Margaret Conklin, the wife of our President Craig W. Conklin, and Susan McNear, the wife of our Chief Executive Officer Gary McNear, loaned Hy-Tech Computer Systems, our wholly-owned subsidiary, an aggregate of $105,000 which loan bears interest at 6%, is due on December 31, 2003, and was secured by second mortgages on the building occupied by Hy-Tech Computer System's Tallahassee, Florida store. This building was sold in August of 2003, and all mortgages paid off at closing of the transaction.

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

10.6 Employment Agreement with Gary F. McNear

10.7 Employment Agreement with Craig W. Conklin

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned in the City of Fort Myers, Florida, on July 20,2004.

HY-TECH TECHNOLOGY GROUP, Inc.


By:  /s/ Martin Nielson
     ------------------------------------
     Martin Nielson

Its: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:  /s/ Gary F. McNear                       July 20,2004
     ------------------------------------
     Gary F. McNear
Its: Chief Financial Officer, Vice
     President, Secretary and Director

By:  /s/ Craig W. Conklin                     July 20,2004
     ------------------------------------
     Craig W. Conklin
Its: Chief Operating Officer, Vice
     President and Director

By:  /s/ Martin Nielson                       July 20,2004
     ------------------------------------
     Martin Nielson
Its: Chief Executive Officer and Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Hy-Tech Technology Group, Inc.
  Fort Myers, Florida

We have audited the accompanying consolidated balance sheet of Hy-Tech Technology Group, Inc. as of February 29, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of Hy-Tech's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hy-Tech Technology Group, Inc. as of February 29, 2004, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Hy-Tech will continue as a going concern. As discussed in Note 2 to the financial statements, Hy-Tech has incurred losses for the years ended February 29, 2004 and February 28, 2003 totaling $4,246,527 and $1,661,617 and had negative working capital of $2,470,752 as of February 29, 2004. These conditions raise substantial doubt about Hy-Tech's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

June 25, 2004

                         HY-TECH TECHNOLOGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                FEBRUARY 29, 2004

                                     ASSETS

Current Assets

      Accounts receivable, net                                   $    45,431
      Inventories, net                                                56,868
      Prepaid expenses                                                12,351
                                                                      ------
           Total current assets                                      114,650

      Property and equipment, net                                     10,000
      Other assets                                                       524
                                                                 -----------
                   Total assets                                  $   125,174
                                                                 ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities

      Bank overdraft                                             $    17,249
      Accounts payable                                             2,083,264
      Accrued expenses                                               369,901
      Current portion of loans payable                                93,626
      Sales taxes payable                                             21,362
                                                                 -----------
          Total current liabilities                                2,585,402

Long-term liabilities

Convertible debt                                                     733,300
                                                                 -----------
              Total liabilities                                    3,318,702
                                                                 -----------

Commitment and contingencies

Shareholders' deficit
    Preferred stock, $.0001 par value, 32,000,000 shares
      authorized, no shares issued and outstanding                         -
  Common stock, $.001 par value, 900,000,000 shares authorized,
    83,443,656 shares issued and outstanding                          83,444
  Additional paid in capital                                       3,982,942
  Accumulated deficit                                             (7,259,914)
                                                                 -----------
      Total shareholders' deficit                                 (3,193,528)
                                                                 -----------
     Total liabilities and shareholders' deficit                 $   125,174
                                                                 ===========



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                         HY-TECH TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                          2004             2003
                                      ------------    ------------
Net revenues                          $  8,985,425    $ 23,954,115
Cost of revenues                         7,943,655      20,841,744
                                      ------------    ------------
Gross margin                             1,041,770       3,112,371

General, administrative and selling      6,461,493       4,551,570
                                      ------------    ------------

Loss from operations                    (5,419,723)     (1,439,199)
                                      ------------    ------------

Other income (expense):

  Other income (expense)                        --          (5,802)
  Gain on settlement of debt             1,655,601              --
  Interest expense                        (482,405)       (216,616)
                                      ------------    ------------
                                         1,173,196        (222,418)
                                      ------------    ------------

Net loss                              $ (4,246,527)   $ (1,661,617)
                                      ============    ============

Net loss per share:
  Net loss - basic and diluted        $      (0.08)   $      (0.10)
                                      ============    ============

Weighted average shares outstanding:

  Basic and diluted                     52,042,676      16,967,699
                                      ============    ============


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                         HY-TECH TECHNOLOGY GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                              Common Stock                Additional
                                        -------------------------          Paid-In         Accumulated
                                          Shares          Amount           Capital           Deficit         Total
                                        ----------      ---------        -----------      ------------    -----------
Balance,
  February 28, 2002                     16,000,000      $  16,000        $   689,500      $ (1,089,586)   $  (384,086)
Issuance of common stock
  in connection with
  recapitalization                       8,027,501          8,028           (689,500)         (262,184)      (943,656)

Net loss                                         -              -                  -        (1,661,617)    (1,661,617)
                                        ----------      ---------        -----------      ------------    -----------
Balance,
  February 28, 2003                     24,027,501         24,028                  -        (3,013,387)    (2,989,359)
Issuance of common stock
  for services                          30,352,827         30,353          1,899,283                 -      1,929,636
Issuance of common stock
  for conversion of debt                27,563,328         27,563          1,806,923                 -      1,834,486
Issuance of common stock
  for advances                           1,500,000          1,500            276,736                 -        278,236

Net loss                                         -              -                  -        (4,246,527)    (4,246,527)
                                        ----------      ---------        -----------      ------------    -----------
Balance,
  February 29, 2004                     83,443,656      $  83,444        $ 3,982,942      $ (7,259,914)   $(3,193,528)
                                        ==========      =========        ===========      ============    ===========


                 See accompanying summary of accounting policies and notes to consolidated financial statements.


                         HY-TECH TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                              2004           2003
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(4,246,527)   $(1,661,617)
  Adjustments to reconcile net loss to cash provided by
    (used in ) operating activities:
      Depreciation and amortization                           411,476        351,886
      Bad debt expense                                         47,791        217,940
      Gain on settlement of debt                           (1,655,601)            --
      Common stock for services                             1,929,636             --
      Non-cash interest expense                               834,486             --
      Impairment                                              245,555             --
        Changes in assets and liabilities:
          Accounts receivable                               1,375,153        663,307
          Inventories                                       1,682,830        942,392
          Other receivables                                    10,200         22,834
          Prepaid and other assets                             90,570          4,961
          Accounts payable                                    114,545        296,368
          Accrued expenses                                    (18,250)      (501,251)
                                                          -----------    -----------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                        821,864        336,820
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposition of assets                                       210,310             --
  Capital expenditures                                        (34,261)      (468,335)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                          176,049       (468,335)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (payments) on line of credit                (1,230,399)      (184,000)
  Proceeds from advances                                           --        195,236
  Proceeds (payments) from loans payable - shareholders      (105,000)       105,000
  Proceeds from loans                                       1,733,300        228,400
  Payments of loans payable                                (1,560,963)      (113,934)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                       (1,163,062)       230,702
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                              (165,149)        99,187
  Cash, beginning of period                                   165,149         65,962
                                                          -----------    -----------
  Cash, end of period                                     $        --    $   165,149
                                                          ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $        --    $   216,616
                                                          ===========    ===========
Supplemental disclosure of non-cash transactions:
  Issuance of common stock for convertible debt           $ 1,000,000    $        --
  Issuance of common stock for shareholder advances       $   278,236    $        --
  Stock issued for net liabilities in recapitalization    $        --    $   943,656


                 See accompanying summary of accounting policies and notes to consolidated financial statements.


                         HY-TECH TECHNOLOGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Nature of business.

Hy-Tech Computer Systems, Inc. ("Hy-Tech") is a wholly owned subsidiary of Hy-Tech Technology Group, Inc. ("HYTT"). Hy-Tech was incorporated in Florida on May 22, 1991. Hy-Tech is a distributor of computers and computer parts to customers who specialize in computer maintenanceHy-Tech had nine locations in Florida, three locations in Tennessee, two locations in Alabama, two locations in Kentucky, one location in Wisconsin and one location in Colorado. Hy-Tech has sold or liquidated all of its stores during the year ended February 28, 2004 and retuned any unsold inventory to its Ft. Myers warehouse. Subsequent to February 2004, Hy-Tech liquidated all of its remaining inventory and property and equipment in June 2004 at a public auction. Hy-Tech is currently looking for merger or acquisition candidates.

Principles of Consolidation

The consolidated financial statements include the accounts of HYTTs wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. HYTT's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or February 28, 2004, as applicable.

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

Advertising

Costs incurred in connection with advertising are charged to expense as incurred. Advertising expense was approximately $10,751 and $50,701 for the years ended February 29, 2004 and February 28, 2003, respectively.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended February 29, 2004 and February 28, 2003, Hy-Tech incurred net losses totaling $4,246,527 and $1,661,617, respectively, and at February 29, 2004 had negative working capital of $2,470,752. Because of these recurring losses, Hy-Tech announced its restructure of the operations which included shifting its sales operations to an online store operated by a third party. As a result of this change, the Company eliminated the overhead of the local wholesale outlets and all its local costs became variable.

In February 2004, the Company announced its planned changes which included its planned acquisition of Robotic Workspace Technologies (RWT) and the intended divestiture of Hy-Tech Computer Systems (HTCS). Such changes support the Company's plan to grow by acquisition and differentiate the company with unique technologies, by converting to e-commerce selling and distribution techniques and by adding complementary, higher margin services. The Company remains in discussion with various financing sources to allow it access to the financing needed to complement the use of its stock in achieving these plans. The Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

There are no assurances that Hy-Tech will be able to obtain additional financing through private placement, public offerings and/or bank financing necessary to support Hy-Tech's plan. No assurance can be given that financing will be available, or if available, will be on terms acceptable to Hy-Tech. If adequate financing is not available Hy-Tech may be required to curtail its operations. These conditions raise substantial doubt about Hy-Tech's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Hy-Tech be unable to continue as a going concern. As of June 25, 2004, Hy-Tech had not closed on the acquisition of RWT.

NOTE 3 - ACCOUNTS RECEIVABLE

Hy-Tech's trade accounts receivable are shown net of allowance for doubtful accounts of $369,765 at February 29, 2004 as follows:

    Accounts receivable                        $   415,196
    Less: Allowance for doubtful accounts          369,765
                                               -----------
                                               $     45,431

During fiscal year ended February 29, 2004, the Company entered into a Factoring Line of Credit with Platinum Financing Corporation. Interest expense under this Factoring Line of Credit for the fiscal year ended February 29, 2004 totaled $385,987.

Hy-Tech maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Hy-Tech's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

NOTE 4 - PROPERTY AND EQUIPMENT

As of February 29, 2004, all property and equipment was reclassified as an asset held for sale. Hy Tech held an action for their remaining assets in June 2004 in which the assets sold for $10,000.

Depreciation and amortization expense was $411,477 and $351,886 for the years ended February 29, 2004 and February 28, 2003, respectively.

NOTE 5 - LINE OF CREDIT

Hy-Tech had a $4,000,000 revolving line of credit with a financial institution. The line of credit is collateralized by Hy-Tech's accounts receivable and inventories. In February 2003, Hy-Tech agreed to pay SunTrust Bank $1,500,000 by April 11, 2003 to settle the outstanding balances on the $4,000,000 revolving line of credit and promissory notes. Hy-Tech paid $300,000 and failed to make the remainder of $1,200,000 by April 11, 2003 and SunTrust Bank then obtained a judgment on April 14, 2003 for failure to make required payments and failure to meet its borrowing base requirements. Hy-Tech renegotiated the settlement terms, for a total of $1,500,000 and recorded a gain of $1,665,810. Under the terms of the Settlement Agreement, Hy-Tech paid $1 million dollars to SunTrust on April 29, 2003. This $1 million represented all of the proceeds of the sale of a convertible debenture that was issued to a private investor. The remaining balance was paid by July 2003.

NOTE 6 - CONVERTIBLE DEBT

In January 2004, Hy-Tech issued convertible debentures of $203,000 due in November 2005. The convertible debentures are convertible into common stock at $0.03 per share.

In November 2003, Hy-Tech issued convertible debentures of $300,000 due in November 2005. The convertible debentures are convertible into common stock at $0.03 per share.

Hy-Tech has convertible debentures of $230,000 past due as of November 30, 2003. The convertible debentures are convertible into common stock at $.10 per share.

NOTE 7 - INCOME TAXES

For the year ended February 28, 2004, Hy-Tech incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Hy-Tech had leased two buildings from related parties. The building located at 1826 Boy Scout Drive, Fort Myers, FL consists of 4,600 square feet, and Hy-Tech leased it for $3,400.00 monthly. The building located at 1840 Boy Scout Drive, Fort Myers, FL consists of 11,320 square feet, and Hy-Tech leased it for $6,325 monthly. Both of these buildings are owned by Lee Coast Enterprises, Inc. Margaret L. Conklin, (wife of Craig Conklin), as trustee, owns 33% of the stock of Lee Coast Enterprises. Susan McNear, (wife of Gary McNear), as trustee, owns 33% of the stock of Lee Coast Enterprises. Gary McNear is President of Lee Coast Enterprises, Inc. Both of these buildings are leased at market rates. Gary McNear is our vice president, chief financial officer, secretary and a director. Craig Conklin is our vice president, chief operating officer and director. In June 2004, Hy-Tech reached a settlement for $50,000 to terminate the remainder of these leases.

In January 2003, Craig W. Conklin, our President, and Gary F. McNear, our Chief Executive Officer, entered into a consulting agreement with Hy-Tech Computer Systems relating to the negotiation of a reduced loan amount due SunTrust Bank. Pursuant to the consulting agreement, Hy-Tech Computer Systems agreed to pay each of Messrs. Conklin and McNear six percent of the discounted amount of the loan due SunTrust Bank. In consideration for six percent of the discounted amount, Messrs. Conklin and McNear agreed to forego any compensation due them for the past two years. In connection with the SunTrust settlement, Hy-Tech issued common stock valued at $225,772 to Mr. Conklin and Mr. McNear.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Hy-Tech is in default of several leases and has terminated its largest lease as noted above. Rental expense for the operating leases for the years ended February 29, 2004 and February 28, 2003 was $564,388 and $572,784, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of February 28, 2004 are approximately $70,672. The $70,672 was accrued as of February 29, 2004 since all leases were abandoned except for the Ft. Myers location which was settled in June 2004.

Litigation, Claims, Assessments

Hy-Tech has a number of overdue accounts payable to its suppliers and other trade creditors, and is in the process of negotiating payment terms. Numerous creditors have sent demand letters and threatened litigation against the Hy-Tech. Two significant actions have been commenced against us as of the date of this report. One is an action commenced in the Circuit Court of Lee County, Florida by Uneec Technology, Inc. in which it seeks to recover $116,180 for goods sold and delivered to Hy-Tech. The second is an action commenced in the circuit Court of Lee County, Florida by Hyundai Imagequest America to recover $51,075 for goods sold and delivered to Hy-Tech. Hy-Tech believes it can settle these litigations and other creditors' claims after it obtains secured financing.

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

Contingency

Hy-Tech assumed certain net liabilities when it merged with SRM Networks, Inc. and in resolving those liabilities issued 2,000,000 common shares to a financial institution who had loaned $700,000 to SRM Networks, Inc. Hy-Tech was notified that the shareholders of SRM Networks, Inc. were being prosecuted by the United States Attorney. Accordingly, management determined that Hy-Tech should not settle this liability since the proceeds were issued to a party designated by the shareholders or a United Kingdom entity. Hy-Tech has cancelled such shares as of February 29, 2004. Hy-Tech believes that it has valid defenses with respect to the cancellation of such shares. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency.

NOTE 11 - SUBSEQUENT EVENTS

Beginning in July 2004, Hy-Tech Technology Group, Inc. will operate under the new name of Innova Holdings. This new name is more synonymous with the Company's plan to grow by acquisition and to differentiate the company with unique technologies.

In July 2004, the Company will increase its authorized shares to 900 million from 100 million. The increase would allow the company to issue new shares for acquisitions, or to secure financing for operations or strategic partnerships.

In February 2004, the Company announced it had entered into a Letter of Intent to acquire Robotic Workspace Technologies, Inc. (RWT). RWT, based in Fort Myers, Florida, is a privately-held company founded in 1994 to enhance the field of robotics with commercially available, patented products to improve robot performance, applicability, and productivity. As of June 25, 2004, this transaction had not closed.

In Feburary 2004, the Company announced it had entered into a Letter of Intent for the sale of its wholly owned subsidiary, Hy-Tech Computer Systems (HTCS) to Aegis, Inc. As of June 25, 2004, this transaction had not closed.