Form 10QSB
period 2004-05-31
HY TECH TECHNOLOGY GROUP INC
filed 2004-07-21
CIK 1156784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended:   MAY 31, 2004


          [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                      EXCHANGE ACT

      For the transition period from ________________ to __________________

                        COMMISSION FILE NUMBER 000-33231

                         HY-TECH TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                             95-4868120
----------------------------------                         ---------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

                1840 BOY SCOUT DRIVE, FORT MYERS, FLORIDA 33907
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (239) 278-4111
                          -----------------------------
                           (Issuer's telephone number)


     ----------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 98,776,906 AS OF JULY 15, 2004

      Transitional Small Business Disclosure Format (check one). Yes ____; No X

                         HY-TECH TECHNOLOGY GROUP, INC.
                                  MAY 31, 2004
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3

                         PART I - FINANCIAL INFORMATION

Item  1.        Financial Statements...........................................4
Item  2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................9
Item  3.        Controls and Procedures.......................................11

                           PART II - OTHER INFORMATION

Item  2.        Changes in Securities and Use of Proceeds.....................11
Item  6.        Exhibits and Reports on Form 8-K..............................12

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

           To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

           In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                             PAGE
                                                                            ----

           Consolidated Balance Sheet as of May 31, 2004.......................5

           Consolidated Statements of Operations for the three months ended May 31, 2004 and May 31, 2003............................6

           Consolidated Statements of Cash Flows for the three months ended May 31, 2004 and May 31, 2003............................7

           Notes to Consolidated Financial Statements..........................8

                         HY-TECH TECHNOLOGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets

  Cash                                                        $     7,669
  Accounts receivable, net of allowance of $381,975                12,412
  Inventories                                                      19,231
                                                              -----------
    Total current assets                                           39,312

Property and equipment, net                                        10,000
Other assets                                                          524
                                                              -----------

    Total assets                                              $    49,836
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

  Accounts payable                                            $ 2,097,524
  Accrued expenses                                                448,523
  Sales taxes payable                                               1,008
  Loans payable                                                    93,626
                                                              -----------
    Total current liabilities                                   2,640,681

Convertible debt-issued equity                                    733,300

Commitments and Contingencies

SHAREHOLDERS' DEFICIT:
  Common stock                                                  4,426,205
  Accumulated deficit                                          (7,750,350)
                                                              -----------
    Total Shareholders' Deficit                                (3,324,145)
                                                              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $    49,836
                                                              ===========

                         HY-TECH TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                         2004          2003
                                                     ------------  ------------
Net revenues                                         $     24,430  $  3,996,330
Cost of revenues                                           36,409     3,602,353
                                                     ------------  ------------
Gross margin                                              (11,979)      393,977

General, administrative and selling                       478,457     1,371,970
                                                     ------------  ------------

Loss from operations                                     (490,436)     (977,993)
                                                     ------------  ------------

Other income (expense)
  Other income (expense)                                       --       (16,497)
  Gain on settlement of debt                                   --     1,665,810
  Interest expense                                             --        (7,062)
                                                     ------------  ------------
                                                               --     1,642,251
                                                     ------------  ------------

Net income (loss)                                    $   (490,436) $    664,258
                                                     ============  ============

Net income (loss) per share:
  Net income (loss) - basic and diluted              $      (0.01) $       0.03
                                                     ============  ============

Weighted average shares outstanding:
  Basic and diluted                                    51,166,461    24,493,154
                                                     ============  ============

                         HY-TECH TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                          2004         2003
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   (490,436) $    664,258
  Adjustments to reconcile net loss to cash provided
    by (used in) operating activities:
      Gain on settlement of debt                               --    (1,655,601)
      Common stock for services                           359,819       132,000
      Depreciation and amortization                            --       102,868
      Bad debt expense                                         --        20,000
        Changes in assets and liabilities:
          Accounts receivable                              33,019       412,159
          Inventories                                      37,637       447,079
          Other receivables                                    --        (2,500)
          Prepaid expenses                                 12,351        (7,661)
          Other assets                                         --            --
          Accounts payable                                 (2,989)      228,024
          Accrued expenses and sales taxes payable         58,268       (91,166)
                                                     ------------  ------------

CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                                7,669       249,460
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         --       (19,375)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (payments) on line of credit                    --    (1,210,385)
  Proceeds from loans                                          --     1,050,000
  Payments of loans payable                                    --       (90,638)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES                           --      (251,023)
                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH                             7,669       (20,938)
Cash, beginning of period                                      --       165,149
                                                     ------------  ------------
Cash, end of period                                  $      7,669  $    144,211
                                                     ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                      $         --  $      7,062
                                                     ============  ============
Supplemental disclosure of non-cash transactions:
  Conversion of convertible notes for common stock   $         --  $    250,898
  Stock issued for advances                          $         --  $    278,236

                         HY-TECH TECHNOLOGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Presentation

The consolidated balance sheet of the Company as of May 31, 2004, the related consolidated statements of operations for the three months ended May 31, 2004 and 2003 and the statements of cash flows for the three months ended May 31, 2004 and 2003 included in the consolidated financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's February 29, 2004 Form 10-KSB.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At May 31, 2004, the Company had total assets of $49,836 and total liabilities of $3,373,981. The Company's recent operations consisted of administrative costs to maintain the Company, and identifying potential investment and acquisition opportunities.

Although the Company's efforts to identify potential investment and acquisition opportunities have not resulted in any consummated transactions to date, the Company continues to seek opportunities. No assurances can be given that the Company will be successful in identifying and consummating an investment or acquisition transaction, or in obtaining other financing.

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

Note 2 - Common Stock

During the three months ended May 31, 2004, the Company issued 15,381,250 shares of common stock for services valued at $359,819.

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

RESULTS OF OPERATIONS

           During the three month period ended May 31, 2004 (the "2004 Period") revenues were $24,430 compared to revenues of $3,996,330 during the three month period ended May 31, 2003 (the "2003 Period").

           Gross margins were ($11,979) during the 2004 Period compared to $393,977 during the 2003 Period. The decrease in gross margins resulted in part from the liquidation and sale of older and slower moving inventory.

           General, administrative and selling expenses were $478,457 during the 2004 period compared to $1,371,970 during the 2003 period. The decrease in general, administrative and selling expenses primarily resulted from the winding down of its retail operations and reduction in workforce.

              Interest expense was $0 during the 2004 Period and $7,062 during the 2003 Period.

              During the 2003 Period we had a gain on the settlement of debt of $1,665,810, with no comparable gain during the 2004 Period. This gain arose from the partial settlement of our debt with our primary lender, SunTrust Bank.

              Net loss for the 2004 Period was $490,436 compared to a net income of $664,258 for the 2003 Period, due to the factors described above including the gain on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

              At May 31, 2004, we had cash of $7,669, current assets of $39,312 and current liabilities of $2,640,681. At May 31, 2004, we had negative working capital of $2,601,369.

              On April 29, 2003, we settled the claims of our primary lender, SunTrust Bank pursuant to a Settlement Agreement for aggregate payments of $1.5 million. Under the terms of the Settlement Agreement, we delivered $1 million dollars to SunTrust on April 29, 2003. This $1 million represented all of the proceeds of the sale of a convertible debenture that was issued to a private investor. We also paid SunTrust three installments of $65,000 each in June, July and August. The balance of $305,000 was settled in 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

           Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

           During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

           On April 26, 2004, the Company issued 156,250 shares of common stock to Edward R. Pekarek in connection with a settlement of certain claims Mr. Pekarek had asserted against the Company.

           On April 27, 2004, the Company issued 7,500,000 shares to Robotic Workspace Technologies, Inc. ("RWT"), in consideration for RWT agreeing that for a period of ninety (90) days following the issuance, RWT will shall not seek or solicit any offers to engage in a transaction, or negotiate the terms of any transaction, that would supersede an acquisition transaction that was proposed between the Company and RWT.

           These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts and without a view to distribution. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

                                         Hy-Tech Technology Group, Inc.

Dated: July 21, 2004                     By: /s/ Martin Nielson
                                            ------------------------------------
                                            Martin Nielson
                                            Chief Executive Officer