Form 10QSB
period 2004-09-30
HY TECH TECHNOLOGY GROUP INC
filed 2004-12-02
CIK 1156784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:       SEPTEMBER 30, 2004
                                                  ----------------------------


        [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                   EXCHANGE ACT

               For the transition period from ________________ to _____________

                        COMMISSION FILE NUMBER 000-33231


                             INNOVA HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                   95-4868120
            ----------                             ------------------
   (State or other jurisdiction                    (IRS Employer
 of incorporation or organization)                 Identification No.)


         17105 SAN CARLOS BLVD., SUITE A 6151, FORT MYERS, FLORIDA 33931
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (239) 466-0488
                                 --------------
                           (Issuer's telephone number)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 378,824,906 AS OF OCTOBER 15, 2004



      Transitional Small Business Disclosure Format (check one).  Yes__ ;  No X
                                                                             ---

                              INNOVA HOLDINGS, INC.
                               SEPTEMBER 30, 2004
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                                                               Page

Special Note Regarding Forward Looking Statements.................................................................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements................................................................................4
Item  2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............12
Item  3.      Controls and Procedures............................................................................14

                           PART II - OTHER INFORMATION

Item  6.      Exhibits and Reports on Form 8-K...................................................................14


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                                  PAGE
                                                                                                               ----

         Unaudited Consolidated Balance Sheet as of September 30, 2004............................................5

         Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and September 30, 2003....................................................6

         Unaudited Consolidated Statements of Cash Flows for the nine months ended September
               30, 2004 and September 30, 2003....................................................................7

         Notes to Unaudited Consolidated Financial Statements.....................................................8

                              INNOVA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash                                                             $   22,224
                                                                        ----------

              Total Current Assets                                          22,224

PROPERTY AND EQUIPMENT, NET                                                  8,029
                                                                        ----------


TOTAL ASSETS                                                            $   30,253
                                                                        ==========


                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts Payable                                                $   281,518
       Line of Credit                                                      190,467
       Accrued Expenses                                                    698,125
                                                                       -----------

          Total Current Liabilities                                      1,170,110

LONG-TERM DEBT                                                           1,219,100
                                                                       -----------

TOTAL LIABILITIES                                                        2,389,210

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 10,000,000 shares authorized,
     411,834 shares issued and outstanding                                     412
Common Stock, $.001 par value, 900,000,000 shares authorized,
     378,824,906 shares issued and outstanding                             378,825
Additional Paid-In Capital                                               3,687,771
Accumulated deficit                                                     (6,425,965)
                                                                       -----------
   Total Stockholders' Deficit                                          (2,358,957)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                              $    30,253
                                                                       ===========

                              INNOVA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                             Three Months Ended                Nine Months Ended
                                                September 30,                     September 30,
                                            2004             2003             2004             2003
                                       -------------    -------------    -------------    -------------

Revenues                               $           -    $       1,250    $       3,300    $       4,200

Operating expenses                           200,811           54,338          495,508          109,573
                                       -------------    -------------    -------------    -------------

Loss from operations                   $     200,811    $      53,088    $     492,208    $     105,373

Other Expense                                 21,663            3,090           70,008           43,184
                                       -------------    -------------    -------------    -------------

Net loss                               $    (222,474)   $     (56,178)   $    (562,216)   $     148,557)
                                       =============    =============    =============    =============

Net loss per share:
   Net loss basic and diluted          $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                       =============    =============    =============    =============

Weighted average shares outstanding:
   Basic and diluted                     355,455,036      205,295,000      255,713,698      205,295,000
                                       =============    =============    =============    =============

                                       6

                              INNOVA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                 2004         2003
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                    $(562,216)   $(148,557)
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                               1,022          469
Changes in operating assets and liabilities:
  Accounts payable and accrued expenses                                        (117,305)     145,408
                                                                              ---------    ---------
   NET CASH USED IN OPERATING ACTIVITIES                                       (678,499)      (2,680)
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (5,895)           -
                                                                              ---------    ---------
   NET CASH USED IN INVESTING ACTIVITIES                                         (5,895)           -
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt                                                             (429,966)           -

  Proceeds from issuance of debt                                                      -        1,500
  Proceeds from issuance of convertible debt                                    230,000            -
  Proceeds from issuance of preferred stock                                     286,836            -
  Proceeds from issuance of common stock                                        656,665            -
  Payments to officers                                                           (7,500)           -
  Net payments on line of credit                                                (34,533)           -
                                                                              ---------    ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                    701,502        1,500
                                                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH                                                  17,108       (1,180)
                                                                              ---------    ---------
Cash, beginning of period                                                         5,116        1,480
                                                                              ---------    ---------
Cash, end of period                                                           $  22,224    $     300
                                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                              ---------    ---------
Interest paid                                                                 $  70,008    $  10,402
                                                                              =========    =========
Income taxes paid                                                             $       -    $       -
                                                                              =========    =========

NONCASH TRANSACTIONS:
Issuance of common and preferred stock for assumption
   of liabilities in connection with recaptialization                         $ 444,709    $       -
                                                                              =========    =========

                              INNOVA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying unaudited interim financial statements of Innova Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's Form 8-K filed with the Securities and Exchange Commission on July 21, 2004. The Company will file the historical financial statements of Innova Holdings, Inc. as of December 31, 2003 and the two years then ended in a Form 8-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innova Holdings, Inc. and its wholly-owned subsidiary Robotic Workspace Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended September 2003 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. In a reverse merger, the weighted average shares outstanding utilized in the computation of loss per share are being adjusted to give effect as if the September 2004 combination of Innova Holdings, Inc. and Robotics Workspace Technologies, Inc. had occurred as of the beginning of the year, similar to a stock split. For the periods presented prior to the combination the weighted average shares outstanding have not been adjusted to reflect the recapitalization as of the earliest period presented.

Recent Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 became effective during the quarter ended March 31, 2004, the adoption of which did not have a material impact on the financial position, cash flows or results of operations of the Company.

In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In April 2004, the Emerging Issues Task Force ("EITF") issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Since the first quarter of 2004, the Company has included the shares issuable upon conversion of the Notes in its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. Currently, there would be no effect of this proposed statement on its financial position and results of operations.

NOTE 2 - CHANGE IN CONTROL OF REGISTRANT

On August 25, 2004, Innova Holdings, Inc., a public corporation, issued 280,000,000 shares of common stock for 100% of the outstanding stock of Robotics Workspace Technology, Inc ("RWT"). For financial reporting purposes this transaction was treated as an acquisition of Innova and a recapitalization of RWT using the purchase method of accounting. RWT's historical financial statements replace Innova's in the accompanying financial statements.

NOTE 3 - CAPITAL STOCK

The total number of shares of stock of all classes which the Company shall have the authority to issue is Nine Hundred Ten Million (910,000,000), of which Ten Million (10,000,000) shall be shares of Preferred Stock with a par value of $.001 per share ("Preferred Stock"), and Nine Hundred Million (900,000,000) shall be shares of Common Stock with a par value of $.001 per share ("Common Stock").

On June 23, 2004, the Company entered into a private placement of 125,000 shares of its Series A Preferred Stock for an aggregate issue price of $125,000 with the holders of the Convertible Debentures.

During 2004, the Company entered into a private placement of 74,705,000 shares of its common stock for an aggregate issue price of $656,665.

NOTE 4 - NOTES PAYABLE

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The balance outstanding as of September 30, 2004 was $989,100 The annual interest rate on unpaid principle is 4%, due and payable in monthly installments of $4,813 beginning September 17, 2002, continuing until April 17, 2032.

On July 22, 2002, the Company entered into a revolving line of credit of $225,000 with Fifth Third Bank, Florida. The annual interest rate on unpaid principle is the prime rate plus 2%, due in monthly installments. Principle and interest were due on July 22, 2003. The debt is currently in default.

In September 2004, the Company issued convertible debentures of $230,000 due in September 2009. The convertible debentures are convertible into common stock at the lesser of (1) seventy five percent of the average closing bid price of the common stock over the twenty trading days immediately preceding the date of conversion, or (2) $.005.

NOTE 5 - COMMITMENTS:

LEASE AGREEMENTS

For the nine months ending September 30, 2004, and September 30, 2003, rental expenses of approximately $11,080 and $2,122 respectively, were incurred.

The Company leases office space at 11595 Kelly Road, Ft. Myers, Florida as its primary operations. The office space lease is with Sunset Concepts, LLC, with initial base rent monthly payments during month 1 - 12 of $1,343. The lease commenced on May 1, 2004 and expires on August 31, 2005.

Future obligations under the cancelable lease terms areas follows:



Period Ending December 31,             Amount
                                  -------------
          2004                    $       4,029
          2005                           10,744
                                  -------------
         Total                    $      14,773
                                  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         We were formed in 1992 as a supplier to the information technology business. On January 31, 2003, we completed a reverse acquisition into SRM Networks, an Internet service provider, in which we were deemed the "accounting acquirer". We have discontinued SRM Network's Internet business. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc.

         On August 25, 2004, we completed a reverse acquisition into Robotic Workspace Technologies, Inc. ("RWT"), a robotics technology provider, in which we were deemed the "accounting acquirer." Simultaneously, we sold our Hy-Tech Computer Systems, Inc. subsidiary and discontinued our computer systems sales and services business. In connection with these transactions, Hy-Tech Technology Group, Inc. changed its name to Innova Holdings, Inc.

RESULTS OF OPERATIONS

         Three months ended September 30, 2004 compared to three months ended
         --------------------------------------------------------------------
September 30, 2003
------------------

         During the three month period ended September 30, 2004 (the "2004 Period") revenues were $0 compared to revenues of $1,250 during the three month period ended September 30, 2003 (the "2003 Period").

         Operating expenses were $200,811 during the 2004 period compared to $54,338 during the 2003 period. The increase in operating expenses primarily resulted from increased professional fees due to our acquisition of RWT.

         Net loss for the 2004 Period was $222,474 compared to a net loss of $56,178 for the 2003 Period, due to the factors described above.

         Nine months ended September 30, 2004 compared to nine months ended
         ------------------------------------------------------------------
September 30, 2003
------------------

         During the nine month period ended September 30, 2004 (the "2004 Period") revenues were $3,300 compared to revenues of $4,200 during the nine month period ended September 30, 2003 (the "2003 Period").

         Operating expenses were $495,508 during the 2004 period compared to $109,573 during the 2003 period. The increase in operating expenses primarily resulted from increased professional fees due to our acquisition of RWT.

         Net loss for the 2004 Period was $562,216 compared to a net loss of $148,557 for the 2003 Period, due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2004, we had current assets of $22,224 and current liabilities of $1,170,110. At September 30, 2004, we had negative working capital of $1,147,886 and an accumulated deficit of $6,425,965.

            In February 2004, the Company announced its planned changes which included its planned acquisition of Robotic Workspace Technologies (RWT) and the intended divestiture of Hy-Tech Computer Systems (HTCS). These changes closed on August 25, 2004. These changes support the Company's plan to grow by acquisition and differentiate the company with unique technologies. The Company remains in discussion with various financing sources to allow it access to the financing needed to complement the use of its stock in achieving these plans. The Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

         There are no assurances that the Company will be able to obtain additional financing through private placement, public offerings and/or bank financing necessary to support the Company's plan. No assurance can be given that financing will be available, or if available, will be on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

          31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

          31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

          32.1    Section 1350 Certification of Chief Executive Officer

          32.2    Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

            On September 28, 2004, the Company filed a Report on form 8-K regarding a Change in Certifying Accountants, the Election and Appointment of new Officers and Directors and a Change in Fiscal Year.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         Innova Holdings, Inc.



Dated: November 22, 2004                 By:  /s/ Walter Weisel
                                              ------------------------
                                              Walter Weisel
                                              Chief Executive Officer