Form 10KSB
period 2004-12-31
INNOVA HOLDINGS
filed 2005-04-19
CIK 1156784

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                        COMMISSION FILE NUMBER: 000-33231

                              INNOVA HOLDINGS, INC.
--------------------------------------------------------------------------------
           (EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

                               DELAWARE 95-4868120
             ----------------------------------------------------
      (STATE OR OTHER JURISDICTION OF (IRS EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

                           17105 SAN CARLOS BOULEVARD
                         SUITE A6151 FORT MYERS FL 33931
   -----------------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (239) 466-0488
                 --------------------------------------------
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

                          COMMON STOCK, PAR VALUE $.001
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year. $-0-. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 15, 2005, approximately $4,500,000

As of March 15, 2005 there were 371,296,897 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Transitional Small Business Disclosure format (check one):

                                 [ ] Yes [X] No

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

ITEM NUMBER AND CAPTION                                              PAGE

Special Note Regarding Forward-Looking Statements..........................4

PART I

   1. Description of Business..............................................5

   2. Description of Property.............................................16

   3. Legal Proceedings...................................................16

   4. Submission of Matters to a Vote of Security Holders.................16

PART II

   5. Market for Common Equity and Related Stockholder Matters............17

   6. Management's Discussion and Analysis or Plan of Operation...........20

   7. Financial Statements................................................21

   8. Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosures..............................................21

   8A. Controls and Procedures............................................22

   8B. Other Information .................................................23

PART III

   9. Directors, Executive Officers, Promoters and Control
       Persons Compliance with Section 16(a) of the Exchange Act..........23

   10. Executive Compensation.............................................25

   11. Security Ownership of Certain Beneficial Owners and Management.....27

   12. Certain Relationships and Related Transactions.....................29

   13. Exhibits ..........................................................30

   14. Principal Accountant Fees and Services.............................32

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Innova Holdings, Inc. (Innova or the "Company") is a software technology company providing software solutions in the industrial industry, service industry and consumer markets. The Company's plan of operations is to identify, develop and acquire technology that is or will become a market leader and to create opportunities to leverage its software into value-added applications when combined with other software solutions offered by the Innova group of companies.

Innova offers a suite of software solutions to the service, personal, and industrial robotic markets. Its software and hardware solutions benefit industrial robot users and developers of new technology and are adaptable to the commercial end-user market as well. Innova offers its solutions through licensing of its proprietary software and the sale of its control systems as well as through complete system development and integration services.

In addition to its current product offering in the industrial market, Innova's management believes the Company is positioned to become a market leader for the emerging service and personal robot industry. This belief is based upon the expertise, experience, and patented technologies developed by Robotic Workspace Technologies, Inc. (RWT), a wholly-owned subsidiary, which has served the industrial market for ten years.

Principal Technology Products and Business Solutions

Innova, through RWT, delivers its software through the sale of Control Systems and the licensing of its Software to end-user companies, system integrators, manufacturing support providers, software development companies, and other partners. The proprietary patents, including two pioneer utility patents issued by the USPTO and one patent pending, are owned by RWT and cover all applications pertaining to the interface of a general use computer and the mobility of robots, regardless of specific applications.

Control Systems

The Company has two control systems, the Universal Robot Controller and the Universal Automation Controller.

Universal Robot Controller

The Universal Robot Controller(TM) (URC(TM)) is the physical control or robot control which operates the robot. It includes the general purpose PC running Windows, RobotScript and other programs as well as dedicated separate processors for real-time motion control of the robot. The URC cabinet houses the PC that runs the Windows(R) operating system. RobotScript and other software directly control the connected systems of the robot and related input and output. It also incorporates the electronic components needed to control the robot motion and communicate with other PC devices and platforms including internet connectivity worldwide. In addition, all inputs and outputs required for auxiliary equipment are controlled by RobotScript and are included in the URC cabinet.

Universal Automation Controller

The Universal Automation Controller(TM) (UAC(TM)), which is in the later stages of development and is expected to be released soon, is a general-purpose motion control system for automated machines with fewer than 5-6 axis of movement. The UAC provides the power of a full-featured open PC motion controller and Programmable Logic Controller (PLC) in one easy to use PC control system. It provides direct motion control for complex machines and adds "soft PLC" (software control of Input/Output). The enhanced motion control capabilities provide greater functionality and full motion control of less sophisticated machinery as well. The UAC is powered by RWT's RobotScript(R) software.

The UAC provides standard communications and interface ports, providing maximum flexibility in choosing off-the-shelf user interface and communications components. The Company believes that the UAC shortens development time, reduces manufacturing time, and dramatically decreases the time to market of motion-based machines, and therefore will greatly improve productivity and reduce costs in all manufacturing environments.

Licensing of Proprietary Software Solutions - Middleware

RobotScript is a universal programming language based on Microsoft's Visual Basic(R) Scripting Edition (VBScript(R)) software. It provides a robot language that is simple to use and easy to learn. From a plain text file, robot programmers can easily control robot motion, coordinate input and output for auxiliary equipment and communicate with other PC devices for reporting and data sharing. Because RobotScript operates in the Windows environment, challenges common to proprietary control schemes, such as networking and file sharing, are eliminated. RobotScript can access anything on the operating system or network as well as utilize the Internet for remote monitoring and control of equipment.

The software can also be easily used to create custom applications specific to customer needs. A software development kit is provided to allow even novice developers to quickly create a specialized interface for a particular use in meeting a customer's need.

The proven success of RobotScript has supported the development of a number of evolutionary, application-specific modules such as arc-welding, vision systems and automation control. Additional modules are also in development for other robotic applications such as:

o     Guidance Systems

o     Sensor Systems

o     Voice Control Systems

o     Tactile Control Systems

o     Laser Welding

o     Material Handling

o     Medical Applications

o     Elder Care Control Systems

o     Entertainment Control Systems

o     Plasma Cutting

o     Autonomous Underwater Vehicles

o     Home Land Security Systems

o     Security Systems

o     Pharmaceutical Production

o     TIG/MIG Welding

Gatekeeper is a communication module that serves as the bridge between the RobotScript programming software and the motion control mechanisms. Gatekeeper implements a standard protocol that directs the device driver to activate the appropriate motion control of the robot, input/output of auxiliary equipment and other devices operating in real time. It is the core software used as a foundation for all current and future software modules and languages.

The Innova suite of software will be marketed and sold to the service and personal robot markets through Service Robots, Inc., a wholly-owned subsidiary of Innova. Generally, the Innova suite of software solutions is referred to as Middleware, which is connectivity software that consists of a set of enabling services that allow multiple processes running on one or more machines to interact across a network. Middleware is essential to migrating mainframe applications to client/server applications and to providing for communication across heterogeneous platforms. This technology has evolved during the 1990s to provide for interoperability in support of the move to client/server architectures.

Markets Served

The markets served are the Industrial Robot market and the Service and Personal Robot market, which are discussed below.

Industrial Robots - Market Overview

Installations

According to a report released by the UNITED NATIONS ECONOMIC COMMISSION FOR EUROPE (UNECE) in cooperation with the INTERNATIONAL FEDERATION OF ROBOTICS
(IFR), of which RWT is a supporting member:

o worldwide investment in industrial robots was up 19 percent in 2003 and in the first half of 2004, orders were up another 18 percent

Worldwide growth between 2004 and 2007 is forecast at an average annual rate of about 7 percent.

According to the US-based ROBOTIC INDUSTRIES ASSOCIATION (RIA):

o North American robotic companies posted a 13 percent gain in the first nine months of 2004.

Estimates are that 800,000 to 1 million robots are currently being used worldwide. Japan leads with some 352,000 units, followed by the European Union with 266,000 units and about 121,000 units in the United States. (RIA estimates 142,000 robots are being used in the United States).

In Europe, Germany leads with 113,000 units; Italy has 50,000; Spain 20,000, and the United Kingdom some 14,000 units, according to UNECE.

           Installations and Operational Stock of Industrial Robots
                  2002 and 2003 and Forecasts for 2004-2007
                                 Number of Units

                             Yearly Installations                Operational Stock at Year End
      Country            2002     2003     2004       2007      2002       2003      2004       2007
Japan                  25,373   31,588   33,200     41,300   350,169    348,734   352,200    349,400
United States           9,955   12,693   12,800     15,900   103,515    112,390   121,300    145,100
European Union         26,296   27,114   28,800     34,400   233,769    249,200   266,100    325,900
Other Europe              582      922    1,000      1,300    11,009     11,409    11,900     14,200
Asia/Australia          5,123    6,695    7,200      8,900    60,427     65,419    69,900     78,500
Other Countries         1,466    2,764    3,200      4,500    11,216     13,620    16,500     27,200

Totals                 68,795   81,776   86,200    106,300   770,105    800,772   837,900    940,300

Source: UNECE, IFR and national robot associations.

Users

The primary users of industrial robots in the United States include automotive manufacturers and automotive suppliers, food and consumer goods companies, semiconductor and electronics firms, metalworking companies, plastics and rubber manufacturers, and increasingly sciences, pharmaceutical, and biomedical businesses, according to RIA.

Applications

With regard to applications, material handling - historically the largest application area for robots - increased 36 percent the first nine months of 2004. Double-digit gains were also posted in assembly, arc welding, and material handling applications, according to RIA.

Sales

The market for the Company's Universal Robot Controller is the Retrofit market. Virtually all of the 800,000 + older robots have antiquated control systems which require replacement in order to improve functionality to current standards of the robotic industry, and to drastically reduce the costs of spare parts. Currently, owners of these older robots must buy their spare parts from the Original Equipment Manufacturers (OEMs) and management belives that since these spare parts for the controller are proprietary to the OEM, the costs of these spare parts is very high, thus providing a substantial profit margin to the OEMs. RWT's Universal Robotic Controller is a state of the art solution which in management's opinion provides more features and functionality then the controllers of the robot OEMs.

Service Robots -  Market Overview

The service robot industry is rapidly emerging and according to many it is expected to be large. Although a few products/applications have emerged, they have not, as of 2004, had widespread impact on ancillary goods and services. So, whether it is a vacuum cleaning robot or a deep-sea remotely operated vehicle, system controls are OEM specific. However, increasingly the scope of applications is beginning to expand and we are experiencing an increasing demand for software to function as the middleware for connectivity, interoperability, and ease of integration between high-powered software and devices. We are beginning to see the smart refrigerator and whole house control systems that may evolve to have a need to communicate with the vacuum cleaning robot and robotic lawn mower. In the professional service robot sector, robots used for handling bombs and hazardous materials may evolve such that there is a need to interface with, for example, Homeland Security systems using vision, audio and data. As the market better realizes the potential of such applications, there will be a substantial push for open software standards. RWT's RobotScript is now poised to enter this market as the only proven middleware offering with substantial scope of applications and functionality throughout all sectors of the Service Robots market - Professional, Entertainment and Personal.

Professional Use

According to UNECE, at the end of 2003, it is estimated that some 21,000 units were in operation. The value of professional service robots in use is estimated at $2.4 billion. This market is expected to grow by 54,000 units between 2004 and 2007. Specific areas of use are:

o     Underwater systems
o     Cleaning robots
o     Laboratory robots
o     Demolition and construction
o     Medical robots
o     Mobile robot platforms/general
o     Defense, rescue, security
o     Field robots (milking, forestry)

The unit prices for professional service robots range from less than $10,000 to more than $300,000. The most expensive service robots are the underwater systems ($300,000), followed by milking robots ($200,000). The average price of a medical robot is about $150,000.

UNECE suggests that in the coming years, service robots will not only clean floors, mow lawns and guard homes, they will assist the elderly and handicapped with sophisticated interactive equipment, carry out surgery, inspect pipes and hazardous sites, fight fires, and dispose of bombs. UNECE believes there is a huge worldwide military investment in service robot R&D that will spur spin-off products for both the consumer and professional markets.

Entertainment Use

Robots for entertainment and leisure use, which include toy robots, are forecast to reach 2.5 million units with a value of $4 billion in the 2004-2007 timeframe, according to UNECE.

Personal Use

At the end of 2003, about 610,000 service robots - autonomous vacuum cleaners and lawn-mowing robots - were in operation. In 2004-2007 more than 4 million new units are forecasted with an estimated value of $2.7 billion according to UNECE.

SALES AND MAKETING

The sales and marketing channels employed by Innova include direct sales, re-sellers, websites, distributors, system integrators and other partners. The Company is currently in the process of establishing these relationships.

Industrial Controls

The sales for the Universal Robot Controller (URC(TM)) and the Universal Automation Controller (UAC(TM)) will be directed from the company's offices in Pontiac, Michigan and Ft. Myers, Florida. Offices are located in the building of the Classic Companies located in Michigan. Classic has been a long-term systems integrator for our company. RWT will have a sales representative organization in place in Chicago, Cincinnati & Atlanta with systems integrators being supported in each of those areas either from Ft. Myers or directly from Detroit. This is a model that the company used several years ago, and it functioned successfully based on territorial splits, commission splits and properly placed applications engineering support.

As the territories in the southwest and in the lower central U.S. develop, it is anticipated that sales representative organizations will be used with a direct support person knowledgeable in applications engineering and our software capabilities.

Service Robots

The sales, licensing and software applications support for the service robot activity will initially be headquartered out of Ft. Myers, Florida, until such time that other areas require support. Another event for the company will be the service robot conferences and expositions sponsored by Robotics Trends and supported by other device manufacturers that the Company will be targeting to license RobotScript(R) as their software development kit.

With respect to the entertainment portion of the future business, a regional office will be located in Orlando, Florida. This office will be supported through Ft. Myers and will concentrate primarily on the entertainment and hospitality industry for service applications and animatronics, while licensing our software for specific applications.

Innova's Business Development Group is comprised of several high powered business developers with a focus on the following markets:

o     Entertainment
      o     Theme Parks

      o     NASCAR
o     Medical
      o     Healthcare
      o     Surgery
o     Eldercare
o     Personal security
o     Residential services
o     Toys and Hobbies
o     Sports
o     Education
o     Retail
o     Hotel and Resorts
o     Homeland security
o     Aerospace
o     NASA
o     Military
o     Automotive
o     Industrial - automation
o     Industrial - heavy manufacturing
o     Transportation, including airports, railroad and trucking
o     Warehousing

Marketing

Our marketing and sales materials will be generated from the home office in Ft. Myers, Florida using our existing marketing and PR firm, Incomm International. Additional high level support for closing deals at corporate levels will also be supported out of Ft. Myers, Florida.

Protection of Trade Secrets and Patents - Significant Litigation

On December 9, 2004, RWT filed a case in the United States District Court for the Middle District of Florida against ABB, Inc. and ABB Robotics AB. The action alleges misappropriation of trade secrets, breach of contract and breach of the covenant of good faith. The action stems from dealings between the parties in 2002. RWT seeks a trial by jury, an injunction prohibiting continued use of RWT's trade secrets, and money damages. It is possible that ABB, Inc. or ABB Robotics AB will counterclaim, although no counterclaims have yet been filed. The action is entitled Robotic Workspace Technologies, Inc. v. ABB, Inc. and ABB Robotics AB, Case No. 2:04-cv-611-FtM-29-SPC

RWT Business From1994 Through 2004

RWT started operations in 1994 with the intent to develop a PC based coordinated motion controller for industrial robots. Up to that point in time, virtually everyone in the industry doubted if a PC based controller, using an open architecture system and based on Microsoft's platform, could ever be developed and accepted as a standard in the industry. RWT dedicated significant resources and time, over $6 million and six years, to successfully develop such a controller and was awarded two pioneer utility patents by the USPTO. RWT successfully established itself as a provider of a Universal Robot Controller to the industrial market, and in particular to the automobile industry, the key market for RWT products. In November 2000, after 10 months of due diligence verifying source code and the operations of the Universal Robot Controller at Ford and other production facilities, the Ford Motor Company investment group invested $3.0 million in RWT and Ford planned a substantial order for RWT's Universal Robot Controllers. Also, Ford received the first rights to RWT's development and up to 80% of RWT's production capacity. The Ford Vice President for Body Assembly, Stamping and Structures joined the RWT Board of Directors.

In June 2001, a joint international press conference announcing the Ford investment in RWT was held at the 32nd International Robotics Conference and Exposition. Additionally, 10 Universal Robot Controllers were successfully sold and installed in non-automotive manufacturing environments. However, the business of RWT was drastically and adversely affected by the economic recession and the impact on the automobile industry after the September 11, 2001 attacks in the US. After the September 11, 2001 attacks, Ford cancelled their orders due to large losses they were incurring. The resulting continued downturn in the economy and RWT's inability to raise additional capital resulted in the termination of all its employees, except the Chief Executive Officer and several contract employees. RWT substantially shut down its operations during December 2002.

RWT today is building back its business and plans to re-emerge as a provider of the Universal Robot Controller for the automotive market and other companies in the industrial market. Additionally, it is in the final stages of developing its Universal Automation Controller that is targeted to the very broad manufacturing markets globally. And RWT is offering its RobotScript software and related application modules including Gatekeeper software under licensing agreements, which are targeted to the service and personal robot market.

Activities of Hy-Tech Prior to the Merger With RWT

Innova was previously named Hy Tech Technology Group, Inc. (Hy Tech) and had as its sole operating activities its wholly-owned operating subsidiary Hy Tech Computer Systems, Inc. (HTCS). On August 25, 2004, Hy Tech completed the reverse acquisition into RWT in which RWT was deemed to be the "accounting acquirer." Simultaneously, Hy Tech sold its Hy-Tech Computer Systems, Inc. subsidiary and discontinued its computer systems sales and services business. Prior to these transactions, Hy-Tech changed its name to Innova Holdings, Inc.

In January 31, 2003, HTCS completed a reverse acquisition into SRM Networks, an Internet service provider and web hosting business, in which HTCS was deemed the "accounting acquirer". SRM Networks, Inc., a Nevada corporation, was incorporated on June 8, 2001and as part of the reverse merger agreement changed its state of incorporation to Delaware. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc. and HTCS discontinued SRM Network's Internet business.

HTCS was formed in 1992 in Fort Myers, Florida as a supplier to the information technology business. From 1992 through 2002, HTCS was a leading custom systems builder and authorized distributor of the world's leading computer system and components. The products sold by HTCS were "Hy-Tech" branded computer systems - desktops, notebooks and servers, computer components and peripherals, computer storage products; computer operating systems and office software; Compaq computer systems - desktop and servers; computer service; and computer warranty work. At the end of 2003, as a result of substantial losses, the management of HTCS concluded that the then existing business was not viable, and initiated the changes necessary to closing its stores, laying off employees and transferring all business to e-commerce. Negotiations were initiated to acquire RWT and to divest the old HTCS business, which was accomplished in August 2004. As a result, Innova is no longer actively selling any of the HTCS products.

On April 29, 2003, Hy Tech entered into an agreement called an "Option to Purchase" ("Settlement Agreement") with SunTrust Bank under which Hy Tech agreed to settle all pending litigation and satisfy all judgments obtained against the HTCS subsidiary by SunTrust Bank. Hy Tech agreed to pay a total of $1.5 million by August 28, 2003 in full settlement of all of SunTrust's claims of approximately $3.7 million. Under the terms of the Settlement Agreement, Hy Tech delivered $1.0 million dollars to SunTrust on April 29, 2003. This $1.0 million represents all of the proceeds of the sale of the Convertible Debenture described below. Hy Tech also agreed to pay SunTrust three installments of $65,000 each in June 2003, July 2003 and August 2003, and the balance of $305,000 on or before August 28, 2003. Hy Tech used part of the proceeds from the Factoring Line of Credit to pay the August 28, 2003 installment of $305,000 due to SunTrust Bank, and all other amounts were paid. As a result of this settlement, Hy Tech obtained the ownership of the Sun Trust judgment, per the Settlement Agreement.

On April 22, 2003, Hy Tech entered into an Advisory Agreement (the "Advisory Agreement") with Altos Bancorp Inc. ("Altos") pursuant to which Altos agreed to act as the Company's exclusive business advisor for a one year period. Martin Nielson was President of Altos and subsequently became Chairman and Chief Executive Officer of Hy Tech. Altos advised Hy Tech regarding equity and debt financings, strategic planning, mergers and acquisitions, and business developments.

In conjunction with the decision to proceed with the RWT acquisition, the agreement with Altos was concluded. Altos did not receive any cash compensation for its services rendered, but will receive 16,133,333 shares of the Company's common stock.

On April 28, 2003, a merger between Hy Tech and Sanjay Haryama ("SH"), a Wyoming corporation, was effected. The merger was based upon an Agreement and Plan of Merger dated April 28, 2003 among the parties. Pursuant to the merger (i) SH was merged with and into Hy Tech; (ii) the SH shareholder exchanged 1,000 shares of common stock of SH, constituting all of the issued and outstanding capital stock of SH, for an aggregate of 1,000 shares of Hy Tech's restricted common stock; and (iii) SH's separate corporate existence terminated. The SH shareholder was Coachworks Auto Leasing, which is wholly owned by Jehu Hand. The determination of the number of shares of Hy Tech's stock to be exchanged for the SH shares was based upon arms' length negotiations between the parties.

Prior to the merger, SH completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to a Convertible Debenture Purchase Agreement (the "Purchase Agreement") dated April 21, 2003 between SH and an accredited Colorado investor (the "Investor"). In connection therewith, SH sold a 1% 1,000,000 Convertible Debenture due April 20, 2008 (the "SH Debenture") to the Investor. The unpaid principal amount of the SH Debenture was convertible into unrestricted shares of SH common stock to be held in escrow pending the repayment or conversion of the SH Debenture. Pursuant to the merger, Hy Tech assumed all obligations of SH under the SH Debenture and issued the holder thereof its 1% $1,000,000 Convertible Debenture due April 28, 2008 (the "Convertible Debenture") in exchange for the SH Convertible Debenture. The material terms of the Convertible Debenture were identical to the terms of the SH Convertible Debenture except that the unpaid principal amount of the Convertible Debenture was convertible into unrestricted shares of Hy Tech's Common Stock (the "Common Stock"). The per share conversion price for the Convertible Debenture in effect on any conversion date was the lesser of (a) $0.35 or one-hundred twenty-five percent (125%) of the average of the closing bid prices per share of Hy Tech's Common Stock during the five (5) trading days immediately preceding April 29, 2003 or (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of Hy Tech's Common Stock during the forty (40) trading days immediately preceding the date on which the holder of the Convertible Debenture provides the escrow agent with a notice of conversion. The number of shares of Hy Tech's Common Stock issuable upon conversion was also subject to anti-dilution provisions. The Investor's right to convert the Convertible Debenture was subject to the limitation that the Investor may not at any time own more than 4.99% of the outstanding Common Stock of Hy Tech, unless Hy Tech was in default of any provision of the Convertible Debenture or the Investor gives seventy five (75) days advance notice of its intent to exceed the limitation.

Between the date of the merger and the end of November, 2003, the Convertible Debenture was fully converted to Common Stock of Hy Tech.

On April 28, 2003, Hy Tech announced it had entered into a financing transaction in which it had received a firm commitment from a private equity fund for the purchase of a $750,000 convertible debenture from Hy Tech (the "Second Debenture"). The Second Debenture was not closed and Hy Tech arranged for alternative financing under a Factoring Line of Credit with Platinum Funding Corporation.

In May 2003, Martin Nielson assumed full time responsibilities as Chief Executive Office, brought new investors to the company, and was chartered to transform Hy Tech away from being a custom systems builder. During the fiscal year, Hy Tech took steps necessary to design the new business strategy and commenced the implementation of this strategy, which also included growth by acquisition. Among these steps taken were:

o construction of the details of the new plan which led to the decision to transform and then divest HTCS

o restructuring of the personnel and reduction of costs and writing off of unproductive assets

o     engagement of key professionals

o     negotiating with sources of new investment

o     identifying and negotiating with acquisition targets

Concurrent with the steps taken, Hy Tech aggressively pursued new financing from debt and equity sources to increase working capital, further reduce liabilities, and to help negotiate acquisitions to provide a platform for growth.

At the same time and due to the substantial requirement for capital to keep inventory in multiple outlets and to finance receivables, Hy Tech faced significant challenges to produce an adequate return on investment from HTCS. Hy Tech restructured operations by shifting its sales operations to an online store operated by a third party. This change was important. It was much more cost effective and far less capital intensive. HTCS eliminated the overhead of the local wholesale outlets, and all local costs became variable. Key employees in the local operations were offered positions with the contracting company, yet HTCS retained benefit of the sales as part of the deal.

In February 2004, Hy Tech announced its planned changes which included its planned acquisition of Robotic Workspace Technologies (RWT) and the intended divestiture of HTCS. Such changes were in keeping with Hy Tech's new plan to grow by acquisitions, to differentiate itself by adding unique technologies, by converting to e-commerce selling and distribution techniques and by adding complementary, higher margin services.

Effective July 29, 2004, Hy Tech changed its name to Innova Holdings, Inc. from Hy-Tech Technology Group, Inc. Hy Tech's trading symbol changed to "IVHG. Simultaneously with the name change, Hy Tech increased its authorized capitalization from 101,000,000 shares, consisting of 100,000,000 shares of common stock, $.001 par value and 1,000,000 shares of preferred stock, $.001 par value to 910,000,000 shares, consisting of 900,000,000 shares of common stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value.

On July 21, 2004, Hy Tech entered into an Agreement and Plan of Merger (the "Agreement") with Robotic Workspace Technologies, Inc. ("RWT"). This transaction closed on August 25, 2004. The Agreement provided that RWT Acquisition, Inc., a wholly owned subsidiary of Hy Tech, will merge into RWT, with RWT continuing as the surviving corporation. RWT became a wholly owned subsidiary of Hy Tech. The shareholders of RWT were issued an aggregate of 280,000,000 shares of Hy Tech's common stock as consideration for the merger. RWT's outstanding options were converted into options to acquire Hy Tech common stock at the same exchange ratio at which the RWT shareholders received Hy Tech common stock. For financial reporting purposes this transaction was treated as an acquisition of Innova and a recapitalization of RWT using the purchase method of accounting. RWT's historical financial statements replaced Innova's for SEC reporting purposes. As part of the agreement, the Company agreed to indemnify the directors of the Company from certain liabilities that were in existence on the date of closing of the sale, which management believes may apply to a maximum of approximately $500,000 of debt. If the Company issues shares of its common stock to settle any of this debt, it shall issue an equal number of common shares to the former RWT shareholders, in proportion to their RWT share holdings.

The determination of the number of shares of Hy Tech common stock exchanged for the RWT common stock was determined in arms length negotiations between the Boards of Directors of Hy Tech and RWT. The negotiations took into account the value of RWT's financial position, results of operations, products, prospects and other factors relating to RWT's business. At the time of the execution of the Agreement, there were no material relationships between RWT and Hy Tech or any of its affiliates, any director or officer of Hy Tech, or any associate of any such officer or director.

On June 23, 2004, Hy Tech entered into and simultaneously closed an Agreement with Encompass Group Affiliates, Inc. (Encompass"), pursuant to which Hy Tech granted to Encompass exclusive, worldwide, royalty free, fully paid up, perpetual and irrevocable licenses to use Hy Tech's customer list for its computer and systems related products and its related websites. Hy Tech also assigned to Encompass Hy Tech's rights to enter into acquisitions with Cyber-Test, Inc., BCD 2000, Inc. and Pacific Magtron International, Inc. Hy Tech agreed for a five year period commencing on the closing not to compete with Encompass (i) in the business of the marketing, sale, integration, distribution or repair of computer systems, components, equipment or peripherals, and any related consulting work, and (ii) conducting any business of a nature (A) engaged in by Encompass or its subsidiaries or (B) engaged in by Hy Tech at the time of closing, or (C) engaged in by any of BCD 2000, Inc., Cyber Test, Inc. or Pacific Magtron International Corp. at the time the stock or assets of which are acquired by Encompass. For (i) a period of three (3) months following the closing, Hy Tech is permitted to sell, in the ordinary course of its business, any inventory not sold on or prior to the closing and (ii) so long as RWT is engaged solely in the business of developing or acquiring proprietary computer technology within the robotics field, Hy Tech will be permitted to engage in this business.

Encompass hired Martin Nielson, who had been Hy Tech's Chief Executive Officer, as an Executive Officer. Mr. Nielson will continue to serve on Hy Tech's board of directors and resigned as Hy Tech's Chief Executive Officer.

In consideration for the transaction, Encompass assumed all of Hy Tech's obligations under certain Convertible Debentures (the "Convertible Debentures") in the aggregate principal amount of $503,300. The holders of the Convertible Debentures released Hy Tech from all claims arising under the Convertible Debentures.

The determination of the consideration in the Encompass transaction was determined in arms length negotiations between the Boards of Directors of Hy Tech and Encompass. The negotiations took into account the value of the assets sold to Encompass and the consideration received. At the time of the transaction, there were no material relationships between Encompass and Hy Tech or any of its affiliates, any director or officer of Hy Tech, or any associate of any such officer or director.

On June 23, 2004, immediately after the closing of the transaction with Encompass, Hy tech entered into a private placement of 125,000 shares of its Series A Preferred Stock for an aggregate issue price of $125,000 with the holders of the Convertible Debentures. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of Hy tech in cash or common stock, (ii) is convertible into the number of shares of common stock equal to $1.00 divided by a conversion price equal to the lesser of 75% of the average closing bid price of Hy Tech's common stock over the twenty trading days preceding conversion or $0.005, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by Hy Tech five years after issuance at $1.00 per share plus accrued and unpaid dividends, (v) may be redeemed by Hy Tech at any time for $1.30 per share plus accrued and unpaid dividends and (vi) has no voting rights except when mandated by Delaware law.

In the event that Hy Tech has not (a) completed the merger with RWT and (2) RWT has not raised $500,000 in new capital by August 27, 2004, then each of the holders of the Series A Preferred Stock may elect to convert their shares into
(a) a demand note payable by Hy Tech in the principal amount equal to the purchase price of the Series A Preferred Stock plus accrued and unpaid dividends, with interest at the rate of ten percent (10%) until paid in full and
(b) warrants to purchase 2,500,000 shares of Hy Tech's common stock at an exercise price of $.005 per share, with a term of two (2) years' from the date of issuance, and standard anti-dilution provisions regarding stock splits, recapitalizations and mergers, for each $25,000 of Series A Preferred Stock purchased. This issuance of the Series A Preferred Stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act.

On August 18, 2004 the Company entered into an agreement with Aegis Funds, Inc
(AFI) to sell all of the issued and outstanding capital stock of HTCS to AFI. The sale of HTCS to AFI closed on August 25, 2004. At the closing date, for and in consideration for the transfer to AFI of the HTCS Capital Stock, AFI became the record and beneficial owner of the HTCS Capital Stock, the Company transferred as directed by AFI and for the benefit of HTCS the sum of fifteen thousand dollars ($15,000) in good funds, and the judgment of Sun Trust Bank against HTCS was transferred to AFI free of all claims and liens. AFI is controlled by Gary McNear and Craig Conklin, who are directors of the Company. The transaction was approved by the member of the board of directors who had no interest in the transaction.

Trademarks and Patents

The Company has the following trademarks and patents:
RWT(TM)
Universal Robot Controller(TM)
URC(TM)
RobotScript(R)
TeachPoint File Creator(TM)
Gatekeeper(TM)
ControlScript(TM)
CMMScript(TM)
MediScript(TM)
Robotic Artists(TM)
Service Robots(TM) SM

RWT Patents

1st Patent number 6,442,451 - awarded September 5, 2002 - Versatile robot control system - Abstract - An improved, versatile robot control system comprises a general purpose computer with a general purpose operating system in electronic communication with a real-time computer subsystem. The general purpose computer includes a program execution module to selectively start and stop processing of a program of robot instructions and to generate a plurality of robot move commands. The real-time computer subsystem includes a move command data buffer for storing the plurality of move commands, a robot move module linked to the data buffer for sequentially processing the moves and calculating a required position for a robot mechanical joint. The real-time computer subsystem also includes a dynamic control algorithm in software communication with the move module to repeatedly calculate a required actuator activation signal from a robot joint position feedback signal.

2nd Patent number 6,675,070 - awarded April 5, 2004 - Automation equipment control system Abstract - A automation equipment control system comprises a general purpose computer with a general purpose operating system in electronic communication with a real-time computer subsystem. The general purpose computer includes a program execution module to selectively start and stop processing of a program of equipment instructions and to generate a plurality of move commands. The real-time computer subsystem includes a move command data buffer for storing the plurality of move commands, a move module linked to the data buffer for sequentially processing the moves and calculating a required position for a mechanical joint. The real-time computer subsystem also includes a dynamic control algorithm in software communication with the move module to repeatedly calculate a required actuator activation signal from a joint position feedback signal.

Pending Patents - Number: 20040153213 - Filed December 30, 2003 (continuation of previous) Automation equipment control system.

Research and Development

There were no substantial funds spent on R & D during the last two years.

Employees

At the end of 2004, the Company had two full time employees and several independent contractors providing services.

Contracts

The Company has entered into contracts with two independent contractors, B. Smith Holdings, Inc. (B.Smith) and Stratex Solutions, LLC (Stratex). The contract with B. Smith, which became effective January 14, 2005, is for business development, sales and marketing services and is for a term of five years and is automatically renewable annually thereafter unless terminated by either party by giving written notice of no less than 30 days. Under the terms of the contract, the Company will pay B. Smith a monthly engagement fee of $10,000 provided certain sales and other objectives are met, a commission on such sales, stock options equal to 1% of the common stock outstanding on a fully dilutive basis vesting over a three year period, reimbursement of approved expenses, and a one-time payment of 6 million shares of common stock. The monthly fee is payable in cash or common stock at the option of the Company; if common stock, the price per share shall be $.005 for the two weeks ended January 31, 2005 and thereafter at the closing bid price on the fifteenth day of the calendar month, or the closest trading day, for which such fee is earned. B. Smith has agreed to keep all inventions, trade secrets and other information about the Company confidential and to not compete with the Company during the term of the agreement and for one year thereafter. The contract with Stratex, effective December 15, 2004, is for certain business planning, financial and accounting services and is for a term of five years which is automatically renewable annually thereafter unless terminated by either party by giving written notice of no less than 30 days. Under the terms of the contract, the Company will pay Stratex $10,000 monthly for the first 6 months and $15,000 monthly thereafter, provided certain stipulated objectives are met. The Company shall have the option to pay Stratex either in cash or common stock; if common stock, the price per share shall be $.005 through December 15, 2005 and thereafter at the closing bid price on the first trading day of the calendar month for which such fee is earned. Additionally, the Company will grant to Stratex stock options equal to 2% of the common stock outstanding on a fully dilutive basis vesting over a three year period and reimbursement of approved expenses. If the agreement with Stratex is terminated without just cause or if there is a change of ownership of the Company or any of its subsidiaries, then all remaining unexercised outstanding stock options shall immediately vest to the benefit of Stratex. Stratex is also eligible for incentive fees as determined by the board of directors. If the agreement with Stratex is terminated without just cause, Stratex will receive a payment equal to twenty four months of the full monthly fee payable to Stratex immediately prior to the termination. Stratex has agreed to keep all inventions, trade secrets and other information about the Company confidential and to not compete with the Company during the term of the agreement and for one year thereafter

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases office space at 11595 Kelly Road, Ft. Myers, Florida as its primary operations. The office space lease, which is for approximately 1,000 square feet, is with Sunset Concepts, LLC, with monthly payments of $1,343. The lease commenced in May 2004 and expires in August 2005. The office lease is cancelable with 30 days notice.

The Company is negotiating a lease with The Classic Companies for 15,000 square feet at $1.00 per square foot annually. The space will be used for the production of the Company's Universal Robot Controller and the Universal Automation Controller. Other terms of the lease have not yet been defined.

ITEM 3. LEGAL PROCEEDINGS

Except for one lawsuit, which management of the Company believes has no merit and is not material; there are no lawsuits against the Company as of March 15, 2005. There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the common stock of the Company is a party adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Since February 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin Board under the trading symbol "SRMW" until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became HYTT. In August 2004 the name of the Company was changed to Innova Holdings, Inc. and the trading symbol was changed to IVHG.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales price of our Common Stock as reported on the NASD Over-the-Counter Bulletin Board for each quarterly period during fiscal year ended December 31, 2004 and December 31, 2003.

Common Stock

Year Ended December 31, 2004       High        Low
                               -----------  ----------
First quarter                  $  0.056     $  0.012
Second quarter                 $  0.017     $  0.006
Third Quarter                  $  0.014     $  0.006
Fourth Quarter                 $  0.010     $  0.005

Year Ended December 31, 2003      High         Low

First quarter                  $  2.480     $  0.630
Second quarter                 $  0.800     $  0.135
Third quarter                  $  0.130     $  0.024
Fourth quarter                 $  0.074     $  0.041

There are approximately 113 record holders of common equity.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, the Company has issued and has outstanding $125,000 of Series A Preferred Stock and $525,000 of Series B Preferred Stock all of which earns a 5% dividend, payable in either cash or common stock of the Company. Such dividends on these Preferred Stock will be paid before any dividends on common stock. The board of directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table set forth the information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION
                                December 31, 2004

---------------------------------------------------------------------------
Plan Category       Number of shares  Weighted average   Number of
                    to be issued      exercise price of  securities
                    upon exercise of  outstanding        remaining
                    outstanding       options            available for
                    options.                             future issuance
---------------------------------------------------------------------------
Equity
compensation plans
approved by                 0                 0                  0
security holders
---------------------------------------------------------------------------
Equity
compensation plans
not approved by        48,388,141           $.008           18,050,000
security holders
---------------------------------------------------------------------------
Total                  48,388,141           $.008           18,050,000
---------------------------------------------------------------------------

On July 15, 2003 the Company adopted a Stock Option Plan authorizing options on 5,000,000 shares. On October 29, 2003 the Company authorized options on 10,900,000 shares to be issued to senior management. On April 15, 2004 the Company adopted a Stock Option Plan authorizing options on 3,150,000 shares. Under all of these plans, the Company issued options for 1,000,000 shares. On December 15, 2004 the Company authorized 32,121,276 options to be awarded to directors and an independent contractor.

The Company is planning to file an S-8 registration statement in April 2005 for the Company's stock option plan. Options granted through December 31, 2004 to be included are 30,900,000 shares to directors and management and 12,121,276 shares to Stratex Solutions, LLC, a consulting firm providing financial and accounting support services to the Company. Additionally, options were granted for another 6,060,638 shares in February 2005 to B. Smith Holdings, Inc, for business development services in support of the Company's growth strategies, and 19,408,621 shares in March 2005 were granted to employees.

Robotic Workspace Technologies, Inc. had a stock option plan in effect at the time of the merger with the Company, under which plan there were options granted for the equivalent of 15,266,865 shares of the Company, after adjusting for the ratio of stock exchange in the merger agreement, which will also be included in the S-8 filing. There are no remaining shares to be granted under that plan.

Stock Options

There are a total 48,388,141 outstanding options to purchase common equity of Innova Holdings, Inc. as of March 15, 2005.

Convertible Securities

On June 23, 2004, the Company entered into a private placement of 125,000 shares of its Series A Preferred Stock for an aggregate issue price of $125,000 with the holders of the Company's Convertible Debentures. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible into the number of shares of common stock equal to $1.00 divided by a price equal to the lesser of 75% of the average closing bid price of the Company's common stock over the twenty trading days preceding conversion or $0.005, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by the Company five years after issuance at $1.00 per share plus accrued and unpaid dividends, (v) may be redeemed by the Company at any time for $1.30 per share plus accrued and unpaid dividends and (vi) has no voting rights except when mandated by Delaware law.

In the event that the Company had not completed the merger with RWT and RWT had not raised $500,000 in new capital by August 27, 2004, then each of the holders of the Series A Preferred Stock could elect to convert their shares into (a) a demand note payable by the Company, in the principal amount equal to the purchase price of the Series A Preferred Stock plus accrued and unpaid dividends, with interest at the rate of ten percent (10%) until paid in full and
(b) warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.005 per share, with a term of two (2) years from the date of issuance, and standard anti-dilution provisions regarding stock splits, recapitalizations and mergers, for each $25,000 of Series A Preferred Stock purchased. Since RWT had not raised $500,000 by August 27, 2004 the holders of the Series A Preferred Stock could have elected to convert their shares into the demand note but none of the holders elected to do so. This issuance of the Series A Preferred Stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act.

In September 2004, the Company authorized $525,000 of Series B Preferred Stock, convertible into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion. At December 31, 2004 $377,000 of the Series B Preferred Stock had been sold; as of March 15, 2005 all of the Series B Preferred Stock was sold. None of the Series B Preferred Stock has been converted into common stock. This issuance of the Series B Preferred Stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operation

During the next twelve months, the Company expects to aggressively market and sell its Universal Robot Controller, complete the development of its Universal Automation Controller and license its software in the service, personal and industrial markets. The Company, during the past ten years, successfully developed its open architecture PC based Universal Robot Controller and developed its RobotScript, Gatekeeper and related software. Additionally, the development of the Universal Automation Controller was commenced and is now in its final stages. As discussed in Item 1 of this document, management believes there is a large market opportunity for its controllers and software, and management intends to aggressively pursue those opportunities. Specifically, the Company has established a Business Development group consisting of ten individuals who will focus largely on the software licensing opportunities, retained an industry experienced individual to sell its Universal Robot Controller as well as license its software, and will establish contractual relationships with independent sales firms to sell its controllers into the industrial markets.

Regarding research and development, management expects to continue to constantly upgrade and improve its software and will work towards developing the next generation of software. In March 2005, the Company hired Chris Wright as Vice President of Engineering who is responsible for the continued development and acquisition of the Company's software, and the identification and development of new technologies to incorporate into the Company's technology solutions.

The Company does not expect to sell any of its property or equipment in the next twelve months, nor does it expect to purchase any real property in the next twelve months. The Company expects to enter into a lease for office space and laboratory facilities and expects to have as part of that lease the build-out of the space to meet the needs of the Company's employees. During the next twelve months the Company expects to purchase certain equipment to support software development, testing and continued deployment of its technologies. Additionally, the Company expects to purchase office equipment, computer equipment and laboratory development and testing equipment to support the planned increase of the number of employees of the Company.

In order to accomplish all of the goals established by the Company during the next twelve months, the Company intends to hire approximately 30 employees in software engineering and applications development, production, sales, and administration. The funds to finance this expansion are planned to be obtained from a private equity investment later this year, as well as the issuance of convertible preferred stock.

The Company has been successful in raising working capital through the private sale of convertible preferred stock and intends to continue to raise funds in this manner. Additionally, the Company intends to raise the majority of its funding needs through a private equity sale during 2005. Management believes the Company will be able to raise sufficient funds through these sources to meet its cash requirements for the next twelve months and beyond.

The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements immediately follow ITEM 14 - Principal Accountant Fees and Services

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Malone & Bailey, PC was the independent certifying accountant for the Company for the fiscal year ended February 29, 2004. The Company's fiscal year was changed to December 31 when the Company adopted the fiscal year of RWT after the reverse merger between the Company and RWT.

On September 22, 2004, Malone & Bailey, PLLC was dismissed as the Company's certifying accountant. The Company engaged Lopez, Blevins, Bork & Associates, LLP, Three Riverway, Suite 1400, Houston, Texas 77056 as the Company's certifying accountant for the fiscal year ending December 31, 2004. The appointment of Lopez, Blevins, Bork & Associates, LLP was approved by the Company's board of directors.

The reports of Malone & Bailey, PLLC on the Company's financial statements for the fiscal years ended February 28, 2003 and February 29, 2004, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle, except that Malone & Bailey, PLLC expressed in their reports substantial doubt about the ability of the Company to continue as a going concern.

During the two most recent fiscal years ended February 29, 2004 and February 28, 2003 and in the subsequent interim periods through the date of dismissal, there were no disagreements between the Company and Malone & Bailey, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Malone & Bailey, PLLC to make reference to the subject matter of the disagreement in connection with its reports.

During the two most recent fiscal years ended February 29, 2004 and February 28, 2003 and in the subsequent interim periods through the date of dismissal, Malone & Bailey, PLLC did not advise the Company that:

        (A) Internal controls necessary for the Company to develop reliable financial statements did not exist;

        (B) Information had come to its attention that led it to no longer to be able to rely on the Company's management's representations or made it unwilling to be associated with the financial statements prepared by management;

        (C) There was a need to expand significantly the scope of its audit, or that information had come to its attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements.

Effective March 5, 2003, the client-auditor relationship between the Company (previously named Hy Tech Technology Group, Inc. and SRM Networks, Inc.) and Quintanilla, a Professional Accountancy Corporation ("Quintanilla") ceased. On that date, the Company engaged Malone & Bailey, PLLC as its principal independent public accountant. The decision to engage Malone & Bailey, PLLC was made by the Company's Finance and Audit Committee in accordance with Section 301 of the Sarbanes-Oxley Act of 2002. The change was based on the relocation of the Company's principal place of business from California to Florida.

Malone & Bailey, PLLC succeeded Quintanilla. Quintanilla's report on the financial statements of SRM Networks since its inception on June 8, 2001 through December 31, 2001 and any later interim period up to and including the date the relationship with Quintanilla ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of SRM Network's first and most recent fiscal year ending December 31, 2001 and any later interim period, including the interim period up to and including the date the relationship with Quintanilla ceased, there have been no disagreements with Quintanilla on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Quintanilla would have caused Quintanilla to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. Since the Company's inception on June 8, 2001, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

The Company authorized Quintanilla to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Quintanilla review the disclosure and Quintanilla was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein.

The Company did not previously consult with Malone & Bailey, PLLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Quintanilla, the Company's previous independent accountant, as there were no such disagreements or another reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's inception through December 31, 2001 and any later interim period, including the interim period up to and including the date the relationship with Quintanilla ceased. The Company has not received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Malone & Bailey, PLLC reviewed the disclosure required by Item 304(a) before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey, PLLC did not furnish a letter to the Commission.

ITEM 8A. CONTROLS AND PROCEDURES

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

The Company's principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. The Company's principal officer and principal financial officer evaluated the effectiveness of the Company's internal controls over financial reporting as required in Rule 13a-15 and 15d-15 and have concluded that the Company's internal controls over financial reporting is effective. There were no changes in the Company's internal controls over financial reporting identified in connection with management's evaluation of such internal controls during the fourth quarter of the period covered by this annual report.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, principal executive officers and significant employees are as specified on the following table:

=======================================================================

Name            Age                    Position

Walter K. Weisel       65      Chairman, Chief Executive Officer, Chief
                               Financial Officer and Director

Martin Nielson         53      Previously Chief Executive Officer and
                               Chairman of the Board of Directors; Director

Gary F. McNear         60      Director; Previously C F O, Vice President,
                               and Secretary

Craig W. Conklin       55      Director; Previously Chief Operating Officer
                               and Vice President

Sheri Aws              43      Secretary

=======================================================================

WALTER K. WEISEL became the Company's Chairman and Chief Executive Officer on August 25, 2004, the date the merger closed between the Company and RWT. With over thirty years experience, Mr. Weisel is recognized as a pioneer and leader in the robotics industry. An original founding member of the Robotic Industries Association (RIA), the U.S. robot manufacturers' trade association, Mr. Weisel served three terms as President. He served on the RIA Board of Directors and Executive Committee and, as a spokesperson for the industry, served as an advisor to members of the U.S. Trade Commission and the U.S. Department of Commerce. Mr. Weisel was a founding member of Robotics International (RI), a member society dedicated to the advancement of robotic technology. During his term as President the membership grew to over 16,000 members. In 1992 Mr. Weisel was awarded the Joseph F. Engelberger Award, which recognizes the most significant contribution to the advancement of robotics and automation in the service of mankind. Each year nominations are received from 26 nations worldwide. This award has been presented since 1977.

Mr. Weisel has a long record of advancing technology and growing companies that develop and commercialize technology. Mr. Weisel served 13 years with Prab Robots, Inc. as Chief Executive Officer, President, and Chief Operating Officer. During his tenure, Prab Robots, Inc. was transformed into an international organization and leader in the fields of industrial robots and automation. While under his direction, Prab Robots, Inc. was taken public in an Initial Public Offering and Unimation, Inc. and several other companies in the U.S. and Europe were acquired. By 1990, Prab Robots, Inc. was responsible for the largest installed base of robots in North America and had developed a very successful robot retrofit business with customers such as General Motors, Ford, and Chrysler. Mr. Weisel has served as Chairman and Chief Executive Officer of RWT since its incorporation in 1994, and continues to serve in that capacity.

Mr. Weisel's employment agreement is dated July 19, 2000. Mr. Weisel's salary is $150,000 per annum plus a bonus at the discretion of the Board of Directors. The agreement stipulates that Mr. Weisel's salary will be increased to $200,000 and $250,000 when certain sales and profit objectives are met. The agreement is for a term of three years and automatically renews for successive one year periods unless terminated by either party upon not less than sixty days prior to the renewal date. Mr. Weisel has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment. The agreement also requires the Company to pay Mr. Weisel all accrued compensation, which amounted to $337,500 as of December 31, 2004, upon receipt of additional capital of no less than $3,000,000.

MARTIN NIELSON was the Company's Chief Executive Officer and Chairman of the Board of Directors since May 2003. He resigned effective June 1, 2004. Mr. Nielson is a principal of Altos Bancorp, Inc., serving as its Chairman and Chief Executive Officer since November 2002. He has also served as Chief Executive Officer and director of Inclusion Inc. since September, 2000. Mr. Nielson and Altos were instrumental in assisting the Company in the negotiations that led to the Company's settlement of its litigation with SunTrust Bank and in securing the financing that funded that settlement. Mr. Nielson will continue as a director of the Company. Mr. Nielson is a senior executive with extensive experience in operations and finance. He has been a business builder for 30 years with such companies as Gap, Businessland, and Corporate Express.

Altos, which is an outgrowth of Nielson's M&A practice during his ten years in London is engaged in providing investment banking and business development services to growth oriented, emerging companies throughout the United States and Europe. Altos was retained by the Company to act as its business advisor, but that contract was concluded to coincide with the acquisition of RWT. Mr. Nielson is also a director of Advanced Communications, Inc.

GARY F. MCNEAR was the Chief Financial Officer, Vice President and Secretary since May 2003 through August 25, 2004, and a Director since May 2003. From January 2003, through May 2003 he served as Chief Executive Officer and Director of the Company. Mr. McNear has served as the Chief Executive Officer, Chairman of the Board, and Treasurer of Hy-Tech Computer Systems(HTCS) since HTCS's inception in November 1992, and was a founding shareholder. Mr. McNear has also served as Secretary of HTCS since March 2001. HTCS acquired the Company in a reverse acquisition in January 2003. Mr. McNear's duties included banking relationships, cash management, and financial reporting. Mr. McNear's formal education is in Industrial Administration at Iowa State University. Mr. McNear is a former officer and pilot in the U.S. Air Force, and a former airline pilot.

CRAIG W. CONKLIN was the Chief Operating Officer and Vice President since May 2003 through August 25, 2005, and a Director since May 2003. From January 2003 through May 2003, he served as President and Director of the Company. Mr. Conklin has served as President and Director of HTCS since HTCS's inception in November 1992, and was a founding shareholder. HTCS acquired the Company in a reverse acquisition in January 2003. Mr. Conklin's duties included marketing and operations of the Company. Mr. Conklin holds a B.S. in engineering from the Dartmouth College, and an MBA from the Amos Tuck School of business. Mr. Conklin was formerly employed by Owens-Corning Fiberglas, Inc. and he successfully operated and sold Golf & Electric Carriages, Inc., a local distributorship for Club Car Golf Carts.

SHERI AWS was appointed Secretary of the Company on September 14, 2004. Ms. Aws has served as Vice President of Administration of RWT, the Company's wholly owned subsidiary, since February 2004. Prior to that, Ms. Aws served as Executive Administrator, General Mortgage Corporation of America, from August

2003 to February 2004; Director of Just for Kids, an after school and summer camp program for children, from December 2002 to August 2003; Assistant to the Chief Executive Officer of RWT from December 2002 through February 2004; and Administrative Assistant to Vice President of Marketing and Sales and Manager of Proposals and Contracts Administration for RWT.

Ms. Aws is employed as Vice President of Administration by RWT under an Employment Agreement dated February 24, 2004. Ms. Aws compensation is $42,000 per annum plus a bonus in the discretion of RWT. Ms. Aws compensation will increase to $60,000 per annum upon completion of the merger between the Company and RWT and proper financing. The agreement is for a term of one year, and automatically renews for successive one year periods unless terminated by either party upon not less than thirty days notice prior to the renewal date. Ms Aws has agreed not to compete with RWT or solicit its customers or employees for a period of one year following the termination of her employment.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony or any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Except for the late filing of Form 3s associated with the merger of the Company and RWT by the RWT shareholders owning 10% or more of the Company after the merger, and the late filing of Form 3 by certain officers of the Company, we believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities). The individuals who filed late Form 3s are Walter K. Weisel, Sheri Aws and Jerry E. Horne. None of these individuals have purchased or sold shares of the Company's common stock or preferred stock since the merger date and all Form 3s are currently filed.

CODE OF ETHICS DISCLOSURE COMPLIANCE

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The Code of Ethics is being filed with the Securities and Exchange Commission as part of this report.

ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the years ending December 31, 2004, February 29, 2004 and February 28, 2003.

                              Innova Holdings, Inc.
                           Summary Compensation Table

                                                                                       Restricted
         Name & Position          Year         Salary         Bonus        Other         Stock   Options        LTIP      All Other

Walter K. Weisel                   2004        $150,000        0.000           0           0    5,000,000           0           0
Chairman and CEO                   2003        $150,000        0.000           0           0            0           0           0
(see note 1 and 3 below)           2002         $37,500        0.000           0           0            0           0           0


Martin Nielson                     2004        $100,000        0.000           0           0    5,000,000           0    Note 2
Chairman and CEO                   2003        $116,667        0.000           0           0            0           0    Note 2
(see notes 1,2 and 3 below)        2002              $0        0.000           0           0            0           0           0

Note 1. Walter K. Weisel has served as Chairman and CEO of the Company since August 25, 2004, the date the merger between the Company and RWT closed. Martin Nielson served as Chairman and CEO of the Company from the beginning of the year to August 25, 2004.

Note 2. On April 22, 2003, the Company entered into an Advisory Agreement with AltosBancorp Inc. ("Altos") pursuant to which Altos agreed to act as the Company's exclusive business advisor for a one year period. Martin Nielson was President of Altos and subsequently became Chairman and Chief Executive Officer of the Company. Altos advised the Company regarding equity and debt financings, strategic planning, mergers and acquisitions, and business developments. In conjunction with the decision to proceed with the RWT acquisition, the agreement with Altos was concluded. Altos did not receive any cash compensation for its services rendered, but will receive 16,133,333 shares of the Company's common stock (valued at approximately $166,000), of which 10,633,333 shares were earned in 2004 and 5,500,000 shares were earned in 2003. None of these shares have been issued to Altos as of this filing date.

Note 3. During the past three years, Walter K. Weisel has not received any cash compensation. The amounts earned by Mr. Weisel remain accrued by the Company as of December 31, 2004. Martin Nielson received $80,000 in cash compensation; $50,000 was paid in 2003 and $30,000 was paid in 2004. The balance earned but unpaid remains accrued by the Company as of December 31, 2004.

2004 Stock Option Plan

The Company adopted the 2004 stock option plan on April 15, 2004. The Plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "nonstatutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 3,150,000 subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. Additionally, the Company authorized 10,900,000 options to be awarded to management on October 29, 2003 and on December 15, 2005 authorized options for 32,121,276 shares of common stock for directors and an independent contractor.

The plan is presently administered by the Company's board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between the Company and the optionee.

Options may be granted to employees (including officers) and directors and certain consultants and advisors.

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

Also, the plan allows the board of directors to award to an optionee for each share of common stock covered by an option, a related alternate stock appreciation right, permitting the optionee to be paid the appreciation on the option in lieu of exercising the option. The amount of payment to which an optionee shall be entitled upon the exercise of each stock appreciation right shall be the amount, if any, by which the fair market value of a share of common stock on the exercise date exceeds the exercise price per share of the option.

Director's Compensation

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity. However, the Company will give the directors a grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses for attending meetings.

Employment Agreements with Executive Officers

Currently there are employment agreements with two executives, Walter Weisel, Chairman, CEO and CFO and Sheri Aws, Vice President and Secretary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 371,296,897 shares of common stock outstanding as of March 15, 2005. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 15, 2005 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

-----------------------------------------------------------
Name and Address of   Amount and Nature  Percent of Class
Beneficial Owner      of Beneficial
                      Owner
-----------------------------------------------------------
Walter K. Weisel      59,001,385 -       15.6%
17105 San Carlos      Direct Ownership
Blvd.
Suite A6151
Fort Myers Beach,
FL, 33931
-----------------------------------------------------------
Martin Nielson        30,085,033 -       7.7%
17105 San Carlos      Direct (1)
Blvd.
Suite A6151
Fort Myers Beach,
FL, 33931
-----------------------------------------------------------


-----------------------------------------------------------
Gary McNear            10,235,450 - (2). 2.8%
17105 San Carlos Blvd.
Suite A6151
Ft. Myers Beach,
FL, 33931
------------------------------------------------------------
Craig Conklin          10,576,950 - (3). 2.8%
17105 San Carlos Blvd.
Suite A6151
Ft. Myers Beach,
FL, 33931
------------------------------------------------------------
Jerry E. Horne         74,329,227 -      20.0%
17105 San Carlos Blvd. Direct
Suite A6151
Ft. Myers Beach,
FL, 33931
------------------------------------------------------------
John Murphy            26,671,524-       7.2%
17105 San Carlos Blvd. Direct
Suite A6151
Ft. Myers Beach,
FL, 33931
------------------------------------------------------------
Directors and          112,933,301       26.4%
Officers as a Group
------------------------------------------------------------

(1). On April 29, 2003, the Gary F. McNear Revocable Trust ("Gary Trust"), the Susan M. McNear Revocable Trust ("Susan Trust"), the Craig M. Conklin Revocable Trust ("Craig Trust") and the Margaret L. Conklin Revocable Trust ("Margaret Trust") (collectively the "Trusts") entered into a Stock Option and Irrevocable Proxy Agreement with Altos. Gary McNear was the Chief Financial Officer, Vice President, Secretary and Director of The Company; he currently is a director of the Company. Susan McNear is his wife. Craig M. Conklin was the Chief Operating Officer, Vice President and a Director of the Company; he currently is a director of the Company. Margaret Conklin is his wife. The Trusts own an aggregate of 15,838,444 shares of the Company's Common Stock. The Trusts granted to Altos an option to acquire 10,000,000 of their shares of Common Stock for $.01 per share for a period of three years. The Trusts also granted to Altos an irrevocable proxy to vote their shares. The irrevocable proxy is for a term of three years with respect to the 10,000,000 shares of Common Stock held by the Trusts that are subject to the option to purchase and for a term of six months with respect to the 5,838,444 shares of Common Stock held by the Trusts that are not subject to the option to purchase. The irrevocable proxy relating to the 5,838,444 shares has expired. Additionally, Altos and Mr. Nielson earned a fee for services rendered, compensation as an executive of the Company and reimbursement of expenses which are expected to be paid in full upon the issuance of an additional 20,085,033 shares.

(2). Includes 2,919,224 shares owned by the Susan M. McNear Revocable Trust.

(3). Includes 2,919,224 shares owned by the Margaret L. Conklin Revocable Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 23, 2004, the Company entered into and simultaneously closed an Agreement with Encompass Group Affiliates, Inc. (Encompass"), pursuant to which the Company granted to Encompass an exclusive, worldwide, royalty free and fully paid up perpetual and irrevocable licenses to use the customer list associated with its computer and systems related products business and its related websites; this business was subsequently closed down. Additionally, the Company assigned to Encompass the Company's rights to enter into acquisitions with three companies. In consideration for this transaction, Encompass assumed all of the Company's obligations under certain Convertible Debentures (the "Convertible Debentures") in the aggregate principal amount of $503,300. The holders of the Convertible Debentures released the Company from all claims arising under the Convertible Debentures.

On April 28, 2003, the Company entered into an employment agreement with Gary F. McNear, as Chief Financial Officer, Vice President, Secretary and Director. Mr. McNear is no longer an employee of the Company but is currently a director. Mr. McNear was paid a base salary of $1,500 per week. The agreement was for a term of two years. Mr. McNear resigned as an employee of the Company upon the close of the merger with RWT. The agreement restricts Mr. McNear from competing with the Company, soliciting the Company's customers or employees, and interfering with the Company's business during the term of the agreement and for one year thereafter. Mr. McNear agreed to keep the Company's business trade secrets confidential and not to make use of them. Under the agreement, Mr. McNear was also granted an option to acquire 500,000 shares of our common stock, at a price of $.01 per share, expiring five years from the date of grant.

On April 28, 2003, the Company entered into an employment agreement with Craig
W. Conklin, as the Company's Chief Operating Officer, Vice President, and Director. Mr. Conklin is no longer an employee of the Company but is currently a director. Mr. McNear was paid a base salary of $1,500 per week. The agreement was for a term of two years. The agreement restricts Mr. Conklin from competing with the Company, soliciting the Company's customers or employees, and interfering with the Company's business during the term of the agreement and for one year thereafter. Mr. Conklin agreed to keep the Company's business trade secrets confidential and not to make use of them. Under the agreement, Mr. Conklin was also granted an option to acquire 500,000 shares of our common stock, at a price of $.01 per share, expiring five years from the date of grant.

In January 2003, Craig W. Conklin, our President, and Gary F. McNear, our Chief Executive Officer, entered into a consulting agreement with the Company's subsidiary relating to the negotiation of a reduced loan amount due SunTrust Bank. Pursuant to the consulting agreement, the subsidiary agreed to pay each of Messrs. Conklin and McNear six percent of the discounted amount of the loan due SunTrust Bank. In consideration for six percent of the discounted amount, Messrs. Conklin and McNear agreed to forego any compensation due them for the past two years and each received. In connection with the SunTrust settlement, the Company issued common stock valued at $225,772 to each individual, Mr. Conklin and Mr. McNear.

On August 18, 2004 the Company entered into an agreement with Aegis Funds, Inc
(AFI) to sell all of the issued and outstanding capital stock of its subsidiary Hy Tech Computer Systems (HTCS) to AFI. The sale of HTCS to AFI closed on August 25, 2004. At the closing date, for and in consideration for the transfer to AFI of the HTCS Capital Stock, AFI became the record and beneficial owner of the HTCS Capital Stock, the Company transferred as directed by AFI and for the benefit of HTCS the sum of fifteen thousand dollars ($15,000) in good funds, and the judgment of Sun Trust Bank against HTCS was transferred to AFI free of all claims and liens. AFI is controlled by Gary McNear and Craig Conklin, who are directors of the Company. The transaction was approved by the member of the board of directors who had no interest in the transaction.

On July 22, 2002, the Company entered into a revolving line of credit of $225,000 with Fifth Third Bank, Florida, secured by the assets of the Company. The annual interest rate on unpaid principal is the prime rate plus 2%, due in monthly installments. Principal and interest were due on July 22, 2003. In November 2004, a principal shareholder, Jerry E. Horne, loaned the Company $165,000 to pay down the line of credit with Fifth Third Bank. The loan has the same terms as the Fifth Third Bank line of credit, except that it remains unsecured until such time as the Fifth Third Bank line of credit is fully paid, including principal and accrued interest, and is due upon demand. In January 2005, the Fifth Third Bank line of credit was paid off.

On August 25, 2004 the Company issued 280,000,000 shares of common stock for 100% of the outstanding stock of Robotic Workspace Technology, Inc ("RWT"). For financial reporting purposes this transaction was treated as an acquisition of Innova and a recapitalization of RWT using the purchase method of accounting. As part of this transaction, Walter K. Weisel received 53,172,765 shares of the Company and Jerry E. Horne received 74,329,227 shares of the Company.

ITEM 13. EXHIBITS

2.1  Exchange Agreement (1)

2.2 Agreement and Plan of Merger dated as of April 29, 2003 between The Company and Sanjay Haryama (4)

2.3 Certificate of Merger between The Company and Sanjay Haryama as filed with the Delaware Secretary of State on April 29, 2003. (4)

2.4 Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

2.5 Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004. (5)

2.6  Agreement between the Company and Aegis Finance, Inc. dated August 18,
2004 *

3.1  Articles of Incorporation (2)

3.2  Bylaws (2)

3.3  Certificate of Amendment to Articles of Incorporation (3)

3.4  Certificate of Amendment to Articles of Incorporation (6)

4.1   Certificate of Designation of Series A Preferred Stock (5)

4.2  Certificate of Designation of Series B Preferred Stock *

10.1 Advisory Agreement between The Company and Altos Bancorp Inc. dated April 22, 2003 (4)

10.2 Stock Option and Irrevocable Proxy Agreement among Altos Bancorp, Inc., the Gary F. McNear Trust, the Susan M. McNear Trust, the Craig W. Conklin Trust and the Margaret L. Conklin Trust (4)

10.3 Convertible Debenture Purchase Agreement dated as of April 21, 2003 between Sanjay Haryama and HEM Mutual Assurance LLC. (4)

10.4 Convertible Debenture Purchase Agreement dated as of April 28, 2003 between The Company and HEM Mutual Assurance Fund Limited. (4)

10.5 Option Purchase Agreement between the Company and SunTrust Bank (4)

10.6 License Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 for customer list (5)

10.7 License Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 for website (5)

10.8 Assumption Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.9 Noncompetition and Nondisclosure Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.10 Employment Agreement of Sheri Aws dated February 24, 2004 (7)

10.11 Renewal Promissory Note payable to Fifth Third Bank, Florida for $225,000 effective July 22, 2003 (8)

10.12 Security Agreement in favor of Fifth Third Bank, Florida effective July 22, 2003 (8)

10.13 Consulting Agreements with Stratex Solutions, LLC*

10.14 Business Development Agreement with B. Smith Holdings, Inc *

10.15 Employment Agreement with Walter K. Weisel dated July 19, 2000 *

14.1 Code of Ethics *

31.1 Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2 Rule 13(a) -14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1 Section 1350 Certification of Chief Executive Officer *

32.2 Section 1350 Certification of Chief Financial Officer *

(1) Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2) Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3) Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4) Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5) Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6) Incorporated by reference to the Form 14C filed on June 30, 2004.

(7) Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8) Incorporated by reference to the Form 8-K filed on January 11, 2005.

*Filed with this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)   Audit Fees

The aggregate fees billed for professional services rendered by Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003, including fees paid by Hy-Tech Technology Group, Inc. for these periods prior to its reverse acquisition by Robotic Workspaces Technologies, Inc., were $19,500 and $41,300, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for audit related fees for fiscal years 2004 and 2003 were $0 and $0, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2004 and 2003 were $0 and $0, respectively.

(4) All Other Fees

No other fees were paid to Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for fiscal years 2004 and 2003.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for fiscal years 2004 and 2003.

(6) Audit Work Attributed to Persons Other than Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC Full-time, Permanent Employees.

Not applicable.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Innova Holdings, Inc.
Ft Myers Beach, Florida

We have audited the accompanying balance sheet of Innova Holdings, Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Innova's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innova Holdings, Inc. as of December 31, 2004 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Innova Holdings, Inc. incurred losses of $1,426,931 and $203,829 for the years ended December 31, 2004 and 2003, respectively. Innova Holdings, Inc. will require additional working capital to develop its business until it either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Innova Holdings, Inc.'s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

April 15, 2005

                              INNOVA HOLDINGS, INC.
                                  BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current assets
  Cash                                                       $      2,794
                                                             ------------
    Total current assets                                            2,794

Property and equipment, net                                         7,688
                                                             ------------

    TOTAL ASSETS                                             $     10,482
                                                             ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt                       $     37,700
  Line of credit                                                        -
  Accounts payable                                                573,939
  Accrued expenses                                              1,343,478
  Notes payable                                                   395,500
  Dividend payable                                                  9,850
                                                             ------------
    Total current liabilities                                   2,360,467
                                                             ------------

Long-term debt                                                    951,400

Mandatorily redeemable series A preferred stock                   125,000

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, 376,834 shares issued and outstanding                 377
  Common stock, $.001 par value, 900,000,000 shares
    authorized, 371,296,897 shares issued and outstanding         371,297
  Additional paid-in capital                                    3,492,621
  Accumulated deficit                                          (7,290,680)
                                                             ------------
    Total Stockholders' Deficit                                (3,426,385)
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFCIT                   $     10,482
                                                             ============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                              INNOVA HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                     2004              2003
                                                -------------     -------------

Revenues                                        $          --     $          --

Cost of revenues                                           --                --
                                                -------------     -------------

Gross profit                                               --                --
                                                -------------     -------------

Operating expenses:

    Selling, general and administrative               270,059           172,765
    Merger related costs                              570,874                --
    Outside services                                  262,050                --
    Legal fees                                        135,869                --
    Professional fees                                  85,763                --
    Depreciation and amortization                       1,363               626
    Gain on sale of assets                                 --           (42,658)
                                                -------------     -------------

      Total operating expenses                      1,325,978           130,733
                                                -------------     -------------

Loss from operations                                1,325,978           130,733

Interest expense                                      100,953            73,096
                                                -------------     -------------

    Net loss                                    $  (1,426,931)    $    (203,829)
                                                =============     =============

Net loss per share:

    Basic and diluted                           $       (0.00)    $       (0.00)
                                                =============     =============

Weighted averaged shares outstanding:
    Basic and diluted                             371,296,897       192,645,050
                                                =============     =============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                              INNOVA HOLDINGS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2004 and 2003

                               Common Stock               Preferred Stock        Additional
                         -------------------------   -------------------------     paid-in      Accumulated
                           Shares         Amount        Shares        Amount       capital        deficit         Total
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance,
  December 31, 2002      192,645,050   $   192,645            --   $        --   $ 3,276,621    $(5,659,920)   $(2,190,654)

Net loss                          --            --            --            --            --       (203,829)      (203,829)
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance,
  December 31, 2003      192,645,050       192,645            --            --     3,276,621     (5,863,749)    (2,394,483)

Issuance of common
  stock for notes
  payable                 61,820,488        61,821            --            --       441,783             --        503,604

Common stock issued
  for services
  rendered                25,534,462        25,534            --            --       182,472             --        208,006

Issuance of common
  stock in connection
  with reverse merger
  and recapitalization    91,296,897        91,297            --            --      (774,862)            --       (683,565)

Issuance of Series B
  Preferred Stock                 --            --       376,834           377       376,457             --        376,834

Dividend declared on
  preferred stock                 --            --            --            --        (9,850)            --         (9,850)

Net loss                          --            --            --            --            --     (1,426,931)    (1,426,931)
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance,
  December 31, 2004      371,296,897   $   371,297       376,834   $       377   $ 3,492,621    $(7,290,680)   $(3,426,385)
                         ===========   ===========   ===========   ===========   ===========    ===========    ===========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                              INNOVA HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                          2004           2003
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(1,426,931)   $  (203,829)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Gain on sale of assets                                   --        (42,658)
      Depreciation and amortization                         1,363            626
      Common stock issued for services rendered           208,006             --
      Common stock issued for interest expense             58,629             --
        Changes in assets and liabilities:
          Accounts payable                                226,732        (13,134)
          Accrued expenses                                610,940        212,901
                                                      -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                  (321,261)       (46,094)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of assets                             --         42,658
  Additions to property and equipment                      (5,895)            --
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       (5,895)        42,658
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances - officers                            --          7,500
  Proceeds from notes payable - net                       158,000             --
  Proceeds from investors                                 391,834             --
  Payments on long-term debt                             (224,999)       (11,928)
  Proceeds from long-term debt                                 --         11,500
                                                      -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES                       324,835          7,072
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                            (2,322)         3,636

Cash, beginning of period                                   5,116          1,480
                                                      -----------    -----------

Cash, end of period                                   $     2,794    $     5,116
                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                       $    99,597    $    10,403
                                                      ===========    ===========
  Income taxes paid                                   $        --    $        --
                                                      ===========    ===========


                See accompanying summary of accounting policies
                       and notes to financial statements.

                              INNOVA HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Nature of the Company

Innova Holdings, Inc. is a software technology company providing software solutions to the industrial robotics industry, service robotics industry and the personal robotics industry. The Company's plan of operations is to identify, develop and acquire technology that is or will become a market leader and to create opportunities to leverage its software into value-added applications when combined with other software solutions offered by the Innova group of companies.

Innova has two wholly-owned subsidiaries, Robotic Workspace Technologies, Inc.
(RWT) and Service Robots, Inc. RWT delivers its software through the sale of Control Systems and the licensing of its software to end-user companies, system integrators, manufacturing support providers, software development companies, and other partners, primarily in the industrial markets. RWT also offers complete system development and system integration services. The control systems include the Universal Robot Controller and the Universal Automation Controller. The Universal Automation Controller is in the final stages of development The proprietary patents, including two pioneer utility patents issued by the USPTO and one patent pending, are owned by RWT and cover all applications pertaining to the interface of a general use computer and the mobility of robots, regardless of specific applications.

Innova's software solutions benefit developers of new technology in the service and personal robotic markets. Software available for licensing includes RobotScript, a universal programming language based on Microsoft's Visual Basic(R) software (VBScript(R)). The Innova suite of software will be marketed and sold to the service and personal robot markets through Service Robots, Inc.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

Product sales are recognized by the Company generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

Allowance for Doubtful Accounts - Earnings are charged with a provision for doubtful accounts based on past experience, current factors, and management's judgment about collectibility. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. Additionally, taxes are calculated and expensed in accordance with applicable tax code.

Basic Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 2003 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. Although the Company is in the process of evaluating the impact of applying the various provisions of SFAS No. 123R, we expect that this statement will have a material impact on our consolidated results of operations.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based
Compensation-Transition and Disclosure, issued in December 2002.

                                                  2004         2003
                                               ------------ ------------
Net loss, as reported                          $(1,426,931) $  (203,829)
  Add: Intrinsic value expense recorded                  -            -
  Deduct: total stock-based employee
   compensation determined under fair value
   based method                                          -            -
                                               -----------  -----------
Pro forma net loss                             $(1,426,931) $  (203,829)
                                               ===========  ===========
Earnings per share:

  Basic and diluted - as reported              $      (.00) $      (.00)

  Basic and diluted - pro forma                $      (.00) $      (.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002: no dividend yield and expected volatility of .001%, risk-free interest rate of 2.50%, and expected lives of 10 years. There were 1,000,000 options granted in 2003 and 33,962,655 options granted in 2004.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Innova Holdings, Inc. has incurred losses for the years ended December 31, 2004 and 2003 of $1,426,931 and $203,829, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

Innova Holdings, Inc. intends to raise additional working capital through private placements, public offerings and/or bank financing. During 2004, Innova Holdings, Inc. raised approximately $377,000 from the sale of preferred stock, $15,000 from the sale of convertible notes which were subsequently converted into common stock, and $165,000 from debt which was used to pay down a bank line of credit.

There are no assurances that Innova Holdings, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Innova Holdings, Inc.'s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Innova Holdings, Inc. will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Innova Holdings, Inc.

These conditions raise substantial doubt about Innova Holdings, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Innova Holdings, Inc. be unable to continue as a going concern.

NOTE 3 - REVERSE MERGER

On August 25, 2004, Innova Holdings, Inc., (previously Hy-Tech Technology, Inc.) issued 280,000,000 shares of common stock for 100% of the outstanding stock of Robotic Workspace Technology, Inc ("RWT"). For financial reporting purposes this transaction was treated as an acquisition of Innova and a recapitalization of RWT using the purchase method of accounting. RWT's historical financial statements replace Innova's in the accompanying financial statements. As part of this merger, Innova assumed $230,000 of notes payable and $125,000 of redeemable Series A Preferred Stock which has a mandatory redemption provision. In addition, the merger agreement requires Innova to issue 37,885,033 shares of Innova's common stock to its previous management and business advisor for services rendered up through the merger date; Innova has recorded an accrued liability for these shares in the amount of $378,850.

The 280,000,000 shares of Innova's common stock issued to RWT shareholders were comprised of the following:

Shares issued to shareholders as of December 31, 2003         192,645,050
Shares issued to shareholders for conversion of notes payable  61,820,488
Shares issued to shareholders for services rendered            25,534,462
                                                              -----------
Total shares issued in reverse merger                         280,000,000
                                                              ===========

Innova sold its wholly owned subsidiary and all of its operations in connection with the acquisition of RWT. As part of the agreement, the Company agreed to indemnify the directors of the Company from certain liabilities that were in existence on the date of closing of the sale, which management believes may apply to a maximum of approximately $500,000 of debt. If the Company issues shares of its common stock to settle any of this debt, it shall issue an equal number of common shares to the former RWT shareholders, in proportion to their RWT share holdings. After the reorganization and stock purchase there were 371,296,897 shares of common stock outstanding of the combined entity.

NOTE 4 - CAPITAL STOCK

Effective July 29, 2004, the Company changed its name to Innova Holdings, Inc. from Hy-Tech Technology Group, Inc. The Company's trading symbol changed to "IVHG." Simultaneously with the name change, the Company increased its authorized capitalization from 101,000,000 shares, consisting of 100,000,000 shares of common stock, $.001 par value and 1,000,000 shares of preferred stock, $.001 par value to 910,000,000 shares authorized, consisting of 900,000,000 shares of common stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value.

On June 23, 2004, the Company entered into a private placement and sold 125,000 shares of Series A Preferred Stock for $125,000 with the holders of the Company's Convertible Debentures. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible into the number of shares of common stock equal to $1.00 divided by a conversion price equal to the lesser of 75% of the average closing bid price of the Company's common stock over the twenty trading days preceding conversion or $0.005, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by the Company five years after issuance at $1.00 per share plus accrued and unpaid dividends, (v) may be redeemed by the Company at any time for $1.30 per share plus accrued and unpaid dividends and
(vi) has no voting rights except when mandated by Delaware law.

In the event that the Company had not completed the merger with RWT and RWT had not raised $500,000 in new capital by August 27, 2004, then each of the holders of the Series A Preferred Stock could elect to convert their shares into (a) a demand note payable by the Company, in the principal amount equal to the purchase price of the Series A Preferred Stock plus accrued and unpaid dividends, with interest at the rate of ten percent (10%) until paid in full and
(b) warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.005 per share, with a term of two (2) years from the date of issuance, and standard anti-dilution provisions regarding stock splits, recapitalizations and mergers, for each $25,000 of Series A Preferred Stock purchased. Since RWT had not raised $500,000 by August 27, 2004 the holders of the Series A Preferred Stock could have elected to convert their shares into the demand note but none of the holders elected to do so.

In September 2004, the Company authorized $525,000 of Series B Preferred Stock, convertible into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion. At December 31, 2004, approximately $377,000 of the Series B Preferred Stock had been sold; none of the Series B Preferred Stock has been converted into common stock.

Stock Options:

No compensation cost has been recognized for grants under the stock option plans since all grants pursuant to these plans have been made at the current estimated fair values of the Company's common stock at the grant date. There were 33,962,655 options issued for the year ended December 31, 2004. There were 1,000,000 options issued for the year ended December 31, 2003.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004: zero dividend yield, expected volatility of 80%, risk-free interest rate of 2.75% and expected lives of 10 years.

The options granted have a weighted average exercise price of $.008 per share and vest over three years. The maximum term of the options is ten years.

The following table summarizes stock option activity:

Outstanding, December 31, 2002            13,425,486
Granted                                    1,000,000
Canceled                                          --
Exercised                                         --
                                     ---------------
Outstanding, December 31, 2003            14,425,486
Granted                                   33,962,655
Canceled                                          --
Exercised                                         --
                                     ---------------
Outstanding, December 31, 2004            48,388,141
                                     ===============

Weighted-average grant-date fair
  value of options, granted during
  the year                           $          .008
                                     ===============

Weighted-average remaining, years
  of contractual life                           8.79
                                     ===============

NOTE 5 - LINE OF CREDIT

On July 22, 2002, the Company entered into a revolving line of credit of $225,000 with Fifth Third Bank, Florida, secured by the assets of the Company. The annual interest rate on unpaid principal is the prime rate plus 2%, due in monthly installments. Principal and interest were due on July 22, 2003. The line of credit was paid in January 2005.

NOTE 6 - ACCRUED EXPENSES

On April 22, 2003, the Company entered into an Advisory Agreement (the "Advisory Agreement") with AltosBancorp Inc. ("Altos") pursuant to which Altos agreed to act as the Company's exclusive business advisor. Altos advised the Company regarding equity and debt financings, strategic planning, mergers and acquisitions, and business developments, including the merger with RWT. Altos did not receive any cash compensation for services rendered. In August 2004, as a final determination of compensation, the Company agreed to pay Altos $161,333 in common stock of the Company, or 16,133,333 shares. Martin Nielson is president of Altos and after entering into the Advisory Agreement became the Company's Chairman and Chief Executive Officer, for which he received a salary and expense reimbursement totaling $104,650 and $114,867 in 2004 and 2003, respectively. Of these amounts, $80,000 was paid in cash and $139,517 will be paid in common stock of the Company, or 13,951,700 shares. These amounts owed Altos and Mr. Nielson are recorded on the balance sheet as accrued expenses.

NOTE 7 - NOTES PAYABLE

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. This loan is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's Chairman and CEO, a principal shareholder and founder of RWT. The balance outstanding as of December 31, 2004 was $989,100 The annual interest rate on unpaid principle is 4%, due and payable in monthly installments of $4,813 beginning September 17, 2002, continuing until April 17, 2032.

In November 2004, a principal shareholder loaned the Company $165,000 to pay down the line of credit with Fifth Third Bank. The loan has the same terms as the Fifth Third Bank line of credit, except that it remains unsecured until such time as the Fifth Third Bank line of credit is fully paid, including principal and accrued interest, and is due upon demand. In January 2005, the Fifth Third Bank line of credit was paid off.

In February 2003 the Company issued $230,000 of notes payable, the terms of which were subsequently modified in July 2003. The notes earn interest at 8% unless they are in default, in which case they earn interest at 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 115,000 shares of common stock at $1.50 per share and were exercisable through February 12, 2005. None of these warrants were exercised.

Future maturities of these notes as of December 31, 2004 were as follows:

   Years Ending December 31,
             2005                           $   433,200
             2006                                20,067
             2007                                20,884
             2008                                21,633
             2009                                22,510
             Thereafter                         866,306
                                            -----------
                                              1,384,600
   Less: current portion                       (433,200)
                                            -----------
                                            $   951,400
                                            ===========

In 2002, the company entered into convertible debt notes totaling $429,966. Terms were 8% per annum, without payment. Accrued interest earned during the term was to be paid upon maturity on January 31, 2007. The notes were convertible into Class B Convertible Preferred Stock upon certain future events that did not materialize, including raising $5 million in additional equity. In March 2004, the notes plus accrued interest were converted into 61,820,488 common shares of Innova Holdings, Inc. The shares were originally converted into RWT common stock at $.50 a share and then converted into shares of Innova Holdings, Inc. at 61.37929356 to 1, the effective share exchange ratio for the merger between RWT and Innova.

NOTE 8 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

                                                          December 31, 2004
                                                          -----------------
     Refundable Federal income tax attributable to:
        Current Operations                                   $  480,000
        Less, Change in valuation allowance                    (480,000)
                                                             ----------
     Net refundable amount                                   $        -
                                                             ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                         December 31, 2004
                                                         -----------------
     Deferred tax asset attributable to:
        Net operating loss carryover                         $2,000,000
        Less, Change in valuation allowance                  (2,000,000)
                                                             ----------
     Net deferred tax asset                                  $        -
                                                             ==========

At December 31, 2004, we had an unused net operating loss carryover approximating $9,500,000 that is available to offset future taxable income; it expires beginning in 2020.

NOTE 9 - COMMITMENTS

Lease Agreements

Rental expense for the operating leases for the years ended December 31, 2004 and 2003 was $17,344 and $21,879, respectively.

The Company leases office space at 11595 Kelly Road, Ft. Myers, Florida as its primary operations. The office space lease is with Sunset Concepts, LLC, with monthly payments of $1,343. The lease commenced in May 2004 and expires in August 2005. The office lease is cancelable with 30 days notice.

There are no future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004.

NOTE  10 - PROTECTION OF TRADE SECRETS AND PATENTS - LITIGATION

On December 9, 2004, Robotic Workspace Technologies, Inc., a wholly owned subsidiary of Innova Holding, Inc. filed a case in the United States District Court for the Middle District of Florida against ABB, Inc. and ABB Robotics AB. The action alleges misappropriation of trade secrets, breach of contract and breach of the covenant of good faith. The action stems from dealings between the parties in 2002. RWT seeks a trial by jury and an injunction prohibiting continued use of RWT's trade secrets and money damages. It is possible that ABB, Inc. or ABB Robotics AB will counterclaim, although no counterclaims have yet been filed. The action is entitled Robotic Workspace Technologies, Inc. v. ABB, Inc. and ABB Robotics AB, Case No. 2:04-cv-611-FtM-29-SPC.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNOVA HOLDINGS, INC.

Date: April 15, 2005               By: /s/ Walter K. Weisel
                                       --------------------------
                                       Walter K. Weisel, CEO, President, CFO,
                                       and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2005                 By: /s/ Walter K. Weisel
                                          -----------------------------------
                                          Walter K. Weisel, CEO, President,
                                          CFO and Director


Date:  April 15, 2005                 By: /s/ Gary F. McNear
                                          -----------------------------------
                                          Gary. F McNear, Director



Date:  April 15, 2005                 By: /s/ Craig W. Conklin
                                          -----------------------------------
                                          Craig W. Conklin, Director


Date:  April 15, 2005                 By: /s/ Martin Nielson
                                          ------------------------------------
                                          Martin Nielson, Director