Form 10QSB
period 2005-03-31
INNOVA HOLDINGS
filed 2005-05-24
CIK 1156784

U.S.    SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                             20549

                                   FORM 10-QSB

    (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:       March 31, 2005
                                                  ------------------------------


      [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ______________ to ________________

                        Commission file number 000-33231

                              Innova Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             95-4868120
           ----------                                           -----------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


         17105 San Carlos Blvd., Suite A 6151, Fort Myers, Florida 33931
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (239) 466-0488
                      ------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 371,296,897 as of April 15, 2005
                                                --------------------------------

      Transitional Small Business Disclosure Format (check one). Yes [_]; No [X]

                              Innova Holdings, Inc.
                                 March 31, 2005
                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            Page
                                                                            ----
Special Note Regarding Forward Looking Statements..............................3


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................4
Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................11
Item 3.    Controls and Procedures............................................13

                           PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities............................13

Item 6.    Exhibits ..........................................................13

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

         Unaudited Consolidated Balance Sheet as of March 31, 2005.............5

         Unaudited Consolidated Statements of Operations for the
               three months ended March 31, 2005 and March 31, 2004............6

         Unaudited Consolidated Statements of Cash Flows for the
               three months ended March 31, 2005 and March 31, 2004............7

         Notes to Unaudited Consolidated Financial Statements..................8

                              INNOVA HOLDINGS, INC.
                                  BALANCE SHEET
                                 March 31, 2005

                                     ASSETS

Current assets
  Cash                                                              $    33,999
                                                                    -----------
    Total current assets                                                 33,999

Property and equipment, net                                               7,272
                                                                    -----------

    TOTAL ASSETS                                                    $    41,271
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt                              $    37,700
  Accounts payable                                                      828,501
  Accrued expenses                                                    1,528,607
  Notes payable                                                         395,500
  Dividend payable                                                       15,488
                                                                    -----------
    Total current liabilities                                       $ 2,805,796
                                                                    -----------

Long-term debt                                                      $   951,400

Mandatorily redeemable series A preferred stock                     $   125,000

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    525,000 shares issued and outstanding                           $       525
  Common stock, $.001 par value, 900,000,000 shares authorized,
  371,296,897 shares issued and outstanding                             371,297
  Additional paid-in capital                                          3,635,002
  Accumulated deficit                                                (7,847,749)
                                                                    -----------
    Total Stockholders' Deficit                                     $(3,840,925)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFCIT                          $    41,271
                                                                    ===========

                              INNOVA HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004

                                                     2005              2004
                                                -------------     -------------

Revenues                                        $          --     $          --
                                                -------------     -------------

Cost of revenues                                           --                --
                                                -------------     -------------
Gross profit                                               --                --
                                                -------------     -------------

Operating expenses:

    Selling, general and administrative         $      84,343     $      63,266
    Outside services                                  139,763             5,865
    Legal fees                                         13,998             8,704
    Professional fees                                 295,012            14,073
    Depreciation and amortization                         416               251
                                                -------------     -------------

      Total operating expenses                  $     533,532     $      92,159
                                                -------------     -------------

Loss from operations                            $    (533,532)    $     (92,159)

Interest expense                                       23,537           (21,217)
                                                -------------     -------------

Net loss                                        $    (557,069)    $    (113,376)
                                                =============     =============

Net loss per share:

    Basic and diluted                           $       (0.00)    $       (0.00)
                                                =============     =============

Weighted averaged shares outstanding:

    Basic and diluted                             371,296,897       254,465,538
                                                =============     =============

                              INNOVA HOLDINGS, INC
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004

                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(557,069)   $(113,376)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                            416          251
      Changes in assets and liabilities:
          Accounts payable                                 234,563       24,641
          Accrued expenses                                 205,129       29,075
                                                         ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                  $(116,961)   $ (59,409)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                     $      --    $      --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                            $      --    $  15,000
  Proceeds from investors in Series B Preferred Stock      148,166      108,334

CASH FLOW FROM FINANCING ACTIVITIES                        148,166      123,334
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                          $  31,205    $  63,925

Cash, beginning of period                                    2,794        5,115
                                                         ---------    ---------

Cash, end of period                                      $  33,999    $  69,040
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $  19,876    $      --
                                                         =========    =========
  Income taxes paid                                      $      --    $      --
                                                         =========    =========

                              INNOVA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Innova Holdings, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2004 as reported in form 10-KSB, have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

                                                    Three Months Ended March 31,
                                                         2005         2004
                                                     -----------  -----------
Net loss, as reported                                $  (557,069) $  (113,376)
  Add: Intrinsic value expense recorded                       --           --
  Deduct:  total stock-based employee compensation
     determined under fair value based method             (5,250)          --
                                                     -----------  -----------
Pro forma net loss                                   $  (562,319) $  (113,376)
                                                     ===========  ===========

Earnings per share:

  Basic and diluted - as reported                           (.00)        (.00)

  Basic and diluted - pro forma                             (.00)        (.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: no dividend yield and expected volatility of 80%, risk-free interest rate of 2.75%, and expected lives of 10 years.

During the first quarter of 2005 there were 16,060,638 options granted to employees. The share purchase options vest evenly over a three year period from date of grant and are exercisable between $.01 per share and $.017 per share depending on the value of the stock on the grant date, and they expire ten years after the grant date. The options were valued using the intrinsic value method and had no value because the exercise price was equal to the market price on the grant date. Additionally, during the first quarter of 2005 there were 6,000,000 shares of the Company's common stock awarded to a key employee and 6,000,000 shares awarded to a key independent contractor. Neither of these stock awards has any cash payments associated with it nor has any common stock of the Company been issued. The Company has recognized a liability of $105,000 for these stock awards on its Balance Sheet in Accrued Expenses.

NOTE 3 - CAPITAL STOCK

In September 2004, the Company authorized $525,000 of Series B Preferred Stock, convertible into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion. At December 31, 2004, approximately $377,000 of the Series B Preferred Stock had been sold. During the first quarter of 2005, the Company sold $148,000 of the Series B Preferred Stock, bringing the total sold to $525,000; none of the Series B Preferred Stock has been converted into common stock.

In 2002, the company entered into convertible debt notes which totalled $429,966 at December 31, 2003. An additional $15,000 of the notes were issued during the first quarter of 2004. Terms were 8% per annum, without payment. Accrued interest earned during the term was to be paid upon maturity on January 31, 2007. The notes were convertible into Class B Convertible Preferred Stock upon certain future events that did not materialize, including raising $5 million in additional equity. In March 2004, the notes totaling $444,966 plus accrued interest were converted into 61,820,488 common shares of Innova Holdings, Inc. The shares were originally converted into RWT common stock at $.50 a share and then converted into shares of Innova Holdings, Inc. at 61.37929356 to 1, the effective share exchange ratio for the merger between RWT and Innova.

NOTE 4 - LINE OF CREDIT

On July 22, 2002, the Company entered into a revolving line of credit of $225,000 with Fifth Third Bank, Florida, secured by the assets of the Company. The annual interest rate on unpaid principal was the prime rate plus 2%, due in monthly installments. Principal and interest were due on July 22, 2003. In November 2004, a principal shareholder loaned the Company $165,000 to pay down the line of credit with Fifth Third Bank. The loan with the principal shareholder has the same terms as the Fifth Third Bank line of credit, except that it remains unsecured until such time as the Fifth Third Bank line of credit is fully paid, including principal and accrued interest, and is due upon demand. In January 2005, the Fifth Third Bank line of credit was paid off.

NOTE 5 - SUBSEQUENT EVENTS

In April 2005 the Company was authorized to sell common stock of the Company totaling $400,000 at $.015 per share or higher as warranted by stock market conditions; for investors purchasing $30,000 or more, the stock price will be discounted up to 15%. During April and May, $360,000 of the Company's common stock was sold at stock prices ranging from $.0125 per share to $.03 per share in accordance with the above mentioned terms. Investors in these shares of the Company's common stock will be given notice in the event that the Company files any registration statement with the Securities and Exchange Commission for its Common Stock (excluding any registration statement on Form S-8 or S-4) and shall be entitled to include any or all of the shares of Common Stock purchased in these investments in such Registration Statement.

In April 2005 there were 30,658,621 stock options granted to employees. The share purchase options vest evenly over a three year period from date of grant and are exercisable at $.017 per share, the value of the stock on the grant date, and they expire ten years after the grant date. The options were valued using the intrinsic value method and have no value because the exercise price was equal to the market price on the grant date. In April 2005 the Company awarded 47,982,000 shares of the Company's common stock to twenty-four (24) employees, independent contractors and individuals for services provided to the Company. The Board of Directors of the Company approved all of the stock options and shares of the Company's common stock awarded as well as 21,159,465 stock options and 9,000,000 shares of the Company's common stock for awards in the future.

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

      On August 25, 2004, we completed a reverse merger into Robotic Workspace Technologies, Inc. ("RWT"), a robotics software technology provider, in which RWT was deemed the "accounting acquirer." Simultaneously, we sold our Hy-Tech Computer Systems, Inc. subsidiary and discontinued our computer systems sales and services business. In connection with these transactions, Hy-Tech Technology Group, Inc. changed its name to Innova Holdings, Inc.

RESULTS OF OPERATIONS

      Three months ended March 31, 2005 compared to three months ended March 31, 2004

      During the three month period ended March 31, 2005 (the "2005 Period") revenues were $0 compared to revenues of $0 during the three month period ended March 31, 2004 (the "2004 Period").

      Operating expenses were $533,532 during the 2005 period compared to $92,159 during the 2004 period. The increase in operating expenses primarily resulted from increased fees for outside services to independent contractors providing business development services and increased professional fees for auditing, accounting, financial and business planning services.

      Net loss for the 2005 Period was $557,069 compared to a net loss of $113,376 for the 2004 Period, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, we had current assets of $33,999 and current liabilities of $2,805,796. At March 31, 2005, we had negative working capital of $2,771,797 and an accumulated deficit of $7,847,749.

The reverse merger of RWT discussed above, which closed on August 25, 2004, are indicative of the Company's plan to grow by acquisition and development of leading software and technology solutions. The Company remains in discussion with various financing sources to allow it access to the financing needed to complement the use of its stock in achieving these plans. The Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

      In April 2005, the Company obtained an additional $150,000 of funds through the private placement sale of 12,000,000 shares of the Company's common stock at $.0125 per share and in May an additional $210,000 of funds were obtained through the private placement sale of 7,000,000 shares of the Company's common stock at $.03 per share. Investors in these shares of the Company's common stock will be given notice in the event that the Company files any registration statement with the Securities and Exchange Commission for its Common Stock (excluding any registration statement on Form S-8 or S-4) and shall be entitled to include any or all of the shares of Common Stock purchased in these investments in such Registration Statement. There are no assurances that the Company will be able to obtain additional financing through private placement, public offerings and/or bank financing necessary to support the Company's plan. No assurance can be given that financing will be available, or if available, will be on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      We cannot guarantee that additional funding will be available on favorable terms, if at all. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

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


                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

      In April 2005, the Company obtained an additional $150,000 of funds through the private placement sale of 12,000,000 shares of the Company's common stock at $.0125 per share and in May an additional $210,000 of funds were obtained through the private placement sale of 7,000,000 shares of the Company's common stock at $.03 per share. These private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) and rule 506 thereunder. Investors in these shares of the Company's common stock will be given notice in the event that the Company files any registration statement with the Securities and Exchange Commission for its Common Stock (excluding any registration statement on Form S-8 or S-4) and shall be entitled to include any or all of the shares of Common Stock purchased in these private placements in such Registration Statement.

ITEM 6.   EXHIBITS

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

                                 Innova Holdings, Inc.

Dated: May 20, 2005              By:   /s/ Walter Weisel
                                       ----------------------------
                                       Walter Weisel
                                       Chief Executive Officer