Form 10KSB/A
period 2004-12-31
INNOVA HOLDINGS
filed 2005-06-24
CIK 1156784

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

   11. Security Ownership of Certain Beneficial Owners and Management.....27

   12. Certain Relationships and Related Transactions.....................29

   13. Exhibits ..........................................................30

   14. Principal Accountant Fees and Services.............................32


NOTE: Registrant has filed this Report on Form 10-KSB/A in order to restate the financial statements incuded in its Form 10-KSB filed on April 19, 2005.

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

In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.


ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, principal executive officers and significant employees are as specified on the following table:

=======================================================================

Name                  Age                    Position
----                  ---                    --------

Walter K. Weisel       65      Chairman, Chief Executive Officer, Chief
                               Financial Officer and Director

Martin Nielson         53      Previously Chief Executive Officer and
                               Chairman of the Board of Directors; Director

Gary F. McNear         60      Director; Previously C F O, Vice President,
                               and Secretary

Craig W. Conklin       55      Director; Previously Chief Operating Officer
                               and Vice President

Sheri Aws              43      Secretary

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

10.9 Noncompetition and Nondisclosure Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.10 Employment Agreement of Sheri Aws dated February 24, 2004 (7)

10.11 Renewal Promissory Note payable to Fifth Third Bank, Florida for $225,000 effective July 22, 2003 (8)

10.12 Security Agreement in favor of Fifth Third Bank, Florida effective July 22, 2003 (8)

10.13 Consulting Agreements with Stratex Solutions, LLC (9)

10.14 Business Development Agreement with B. Smith Holdings, Inc (9)

10.15 Employment Agreement with Walter K. Weisel dated July 19, 2000 (9)

14.1 Code of Ethics (9)

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

(9) Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

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

As discussed in Note 11 to these audited financial statements, the Company restated its financial statements.


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

                              INNOVA HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                     2004              2003
                                                -------------     -------------

Revenues                                        $          --     $          --

Cost of revenues                                           --                --
                                                -------------     -------------

Gross profit                                               --                --
                                                -------------     -------------

Operating expenses:

    Selling, general and administrative               270,059           172,765
    Merger related costs                              570,874                --
    Outside services                                  262,050                --
    Legal fees                                        135,869                --
    Professional fees                                  85,763                --
    Depreciation and amortization                       1,363               626
    Gain on sale of assets                                 --           (42,658)
                                                -------------     -------------

      Total operating expenses                      1,325,978           130,733
                                                -------------     -------------

Loss from operations                                1,325,978           130,733

Interest expense                                      100,953            73,096
                                                -------------     -------------

    Net loss                                    $  (1,426,931)    $    (203,829)
                                                =============     =============


Net loss applicable to common shareholders:

    Net loss                                    $  (1,426,931)               --
    Beneficial conversion of preferred stock         (146,500)               --
                                                -------------     -------------
Net loss applicable to common shareholders      $  (1,573,431)               --
                                                =============     =============

Net loss per share:

    Basic and diluted                           $       (0.00)    $       (0.00)
                                                =============     =============

Weighted averaged shares outstanding:
    Basic and diluted                             371,296,897       192,645,050
                                                =============     =============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                              INNOVA HOLDINGS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2004 and 2003

                               Common Stock               Preferred Stock        Additional
                         -------------------------   -------------------------     paid-in      Accumulated
                           Shares         Amount        Shares        Amount       capital        deficit         Total
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance,
  December 31, 2002      192,645,050   $   192,645            --   $        --   $ 3,276,621    $(5,659,920)   $(2,190,654)

Net loss                          --            --            --            --            --       (203,829)      (203,829)
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance,
  December 31, 2003      192,645,050       192,645            --            --     3,276,621     (5,863,749)    (2,394,483)

Issuance of common
  stock for notes
  payable                 61,820,488        61,821            --            --       441,783             --        503,604

Common stock issued
  for services
  rendered                25,534,462        25,534            --            --       182,472             --        208,006

Issuance of common
  stock in connection
  with reverse merger
  and recapitalization    91,296,897        91,297            --            --      (774,862)            --       (683,565)

Issuance of Series B
  Preferred Stock                 --            --       376,834           377       376,457             --        376,834

Dividend declared on
  preferred stock                 --            --            --            --        (9,850)            --         (9,850)

Beneficial conversion
feature embedded in
preferred stock                                                                      146,500                       146,500

Deemed dividend on
preferred stock                                                                     (146,500)                     (146,500)

Net loss                          --            --            --            --            --     (1,426,931)    (1,426,931)
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance,
  December 31, 2004      371,296,897   $   371,297       376,834   $       377   $ 3,492,621    $(7,290,680)   $(3,426,385)
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

                                                     2004         2003
                                                  ------------ ------------
Net loss, applicable to common shareholders       $(1,573,431) $  (203,829)
  Add: Intrinsic value expense recorded                     -            -
  Deduct: total stock-based employee
   compensation determined under fair value
   based method                                             -            -
                                                  -----------  -----------
Pro forma net loss applicable to common
   shareholders                                   $(1,573,431) $  (203,829)
                                                  ===========  ===========
Earnings per share:

  Basic and diluted - as reported                 $      (.00) $      (.00)

  Basic and diluted - pro forma                   $      (.00) $      (.00)

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

In September 2004, the Company authorized $525,000 of Series B Preferred Stock, convertible into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion. At December 31, 2004, approximately $377,000 of the Series B Preferred Stock had been sold; none of the Series B Preferred Stock has been converted into common stock. The beneficial conversion feature embedded in the Series B Preferred Stock was $146,500.

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

NOTE 11 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There was a misstatement in the originally prepared December 31, 2004 financial statements discovered in 2005 which related to the beneficial conversion feature of the Series B Preferred Stock issued in September 2004. Management has calculated the value of the beneficial conversion feature and has determined it is $146,500. Accordingly, the Statement of Operations and the Statement of Stockholders" Deficit for the year ended December 31, 2004 were restated to reflect the amount of the beneficial conversion feature.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNOVA HOLDINGS, INC.

Date: June 22, 2005                By: /s/ Walter K. Weisel
                                       --------------------------
                                       Walter K. Weisel
                                       Chairman, CEO and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 22, 2005                  By: /s/ Walter K. Weisel
                                          -----------------------------------
                                          Walter K. Weisel, Chairman, CEO
                                          and Director


Date:  June 22, 2005                  By: /s/ Gary F. McNear
                                          -----------------------------------
                                          Gary. F McNear, Director



Date:  June 22, 2005                  By: /s/ Craig W. Conklin
                                          -----------------------------------
                                          Craig W. Conklin, Director


Date:  June 22, 2005                  By: /s/ Martin Nielson
                                          ------------------------------------
                                          Martin Nielson, Director