Form 10KSB/A
period 2004-12-31
INNOVA HOLDINGS
filed 2005-07-29
CIK 1156784

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 2


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

In May 2003, Martin Nielson assumed full time responsibilities as Chief Executive Officer, brought new investors to the company, and was chartered to transform Hy Tech away from being a custom systems builder. During the fiscal year, Hy Tech took steps necessary to design the new business strategy and commenced the implementation of this strategy, which also included growth by acquisition. Among these steps taken were:

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

On July 21, 2004, Hy Tech entered into an Agreement and Plan of Merger (the "Agreement") with Robotic Workspace Technologies, Inc. ("RWT"). This transaction closed on August 25, 2004. The Agreement provided that RWT Acquisition, Inc., a wholly owned subsidiary of Hy Tech, will merge into RWT, with RWT continuing as the surviving corporation. RWT became a wholly owned subsidiary of Hy Tech. The shareholders of RWT were issued an aggregate of 280,000,000 shares of Hy Tech's common stock as consideration for the merger. RWT's outstanding options were converted into options to acquire Hy Tech common stock at the same exchange ratio at which the RWT shareholders received Hy Tech common stock. For financial reporting purposes this transaction was treated as an acquisition of Innova and a recapitalization of RWT using the purchase method of accounting. RWT's historical financial statements replaced Innova's for SEC reporting purposes. As part of the agreement, the Company agreed to indemnify the directors of the Company from certain liabilities that were in existence on the date of closing of the sale, which management believes may apply to a maximum of approximately $500,000 of debt. If the Company issues shares of its common stock or pays cash to settle any of this debt, it shall issue an equal number of common shares to the former RWT shareholders, in proportion to their RWT share holdings.

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

ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer initially concluded that the Company's controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report had been recorded, processed, summarized and reported as of the end of the period covered by this report. Management has reevaluated the Company's disclosure controls and procedures in effect as of December 31, 2004 and has concluded that they were ineffective regarding the accounting for beneficial conversion features associated with convertible preferred securities issued in 2004, and the accounting guidance provided by EITF 98-5 and EITF 00-27. Accordingly, management has taken action to implement improvements to correct these deficiencies, and has amended the financial statements and related disclosures as of December 31, 2004. See Note 11 to the financial statements in this report.

In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. As a result of certain required restatements of the financial statements included in this report, specifically referring to the accounting treatment of beneficial conversion features of convertible preferred securities issued during 2004, management has implemented certain improvements and changes in the Company's internal controls over financial reporting. Except for the foregoing, there has been no change in the Company's disclosure controls and procedures that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, its financial reporting.

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

4.2   Certificate of Designation of Series B Preferred Stock (9)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Innova Holdings, Inc. incurred losses of $1,426,931 and $203,829 for the years ended December 31, 2004 and 2003, respectively. Innova Holdings, Inc. will require additional working capital to develop its business until they either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Innova Holdings, Inc.'s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 11 to these audited financial statements, the Company restated its financial statements.


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

April 15, 2005

                              INNOVA HOLDINGS, INC.
                                  BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current assets
  Cash                                                       $      2,794
                                                             ------------
    Total current assets                                            2,794

Property and equipment, net                                         7,688
                                                             ------------

    TOTAL ASSETS                                             $     10,482
                                                             ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt                       $     37,700
  Line of credit                                                        -
  Accounts payable                                                573,939
  Accrued expenses                                              1,343,478
  Notes payable                                                   395,500
  Dividend payable                                                  9,850
                                                             ------------
    Total current liabilities                                   2,360,467
                                                             ------------

Long-term debt                                                    951,400

Mandatorily redeemable series A preferred stock                    80,300

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, 376,834 shares issued and outstanding                 377
  Common stock, $.001 par value, 900,000,000 shares
    authorized, 371,296,897 shares issued and outstanding         371,297
  Additional paid-in capital                                    3,687,421
  Accumulated deficit                                          (7,440,780)
                                                             ------------
    Total Stockholders' Deficit                                (3,381,685)
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFCIT                   $     10,482
                                                             ============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                              INNOVA HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                     2004              2003
                                                -------------     -------------

Revenues                                        $          --     $          --

Cost of revenues                                           --                --
                                                -------------     -------------

Gross profit                                               --                --
                                                -------------     -------------

Operating expenses:

    Selling, general and administrative               270,059           172,765
    Merger related costs                              570,874                --
    Outside services                                  262,050                --
    Legal fees                                        135,869                --
    Professional fees                                  85,763                --
    Depreciation and amortization                       1,363               626
    Gain on sale of assets                                 --           (42,658)
                                                -------------     -------------

      Total operating expenses                      1,325,978           130,733
                                                -------------     -------------

Loss from operations                                1,325,978           130,733

Interest expense                                      100,953            73,096
                                                -------------     -------------

    Net loss                                    $  (1,426,931)    $    (203,829)
                                                =============     =============


Net loss applicable to common shareholders:

    Net loss                                    $  (1,426,931)    $    (203,829)
    Beneficial conversion of preferred stock         (150,100)               --
                                                -------------     -------------
Net loss applicable to common shareholders      $  (1,577,031)    $    (203,829)
                                                =============     =============

Net loss per share:

    Basic and diluted                           $       (0.00)    $       (0.00)
                                                =============     =============

Weighted averaged shares outstanding:
    Basic and diluted                             371,296,897       192,645,050
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

                                                             INNOVA HOLDINGS, INC.
                                                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                     Years Ended December 31, 2004 and 2003

                               Common Stock               Preferred Stock        Additional
                         -------------------------   -------------------------     paid-in      Accumulated
                           Shares         Amount        Shares        Amount       capital        deficit         Total
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance,
  December 31, 2002      192,645,050   $   192,645            --   $        --   $ 3,276,621    $(5,659,920)   $(2,190,654)

Net loss                          --            --            --            --            --       (203,829)      (203,829)
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance,
  December 31, 2003      192,645,050       192,645            --            --     3,276,621     (5,863,749)    (2,394,483)

Issuance of common
  stock for notes
  payable                 61,820,488        61,821            --            --       441,783             --        503,604

Common stock issued
  for services
  rendered                25,534,462        25,534            --            --       182,472             --        208,006

Issuance of common
  stock in connection
  with reverse merger
  and recapitalization    91,296,897        91,297            --            --      (774,862)            --       (683,565)

Issuance of Series B
  Preferred Stock                 --            --       376,834           377       376,457             --        376,834

Dividend declared on
  preferred stock                 --            --            --            --        (9,850)            --         (9,850)

Beneficial conversion
feature embedded in
mandatorily redeemable
Series A preferred
stock                             --            --            --            --        48,300         (3,600)        44,700

Beneficial conversion
feature embedded in
Series B preferred
stock                             --            --            --            --       146,500       (146,500)            --

Net loss                          --            --            --            --            --     (1,426,931)    (1,426,931)
                         -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance,
  December 31, 2004      371,296,897   $   371,297       376,834   $       377   $ 3,687,421    $(7,440,780)  $ (3,381,685)
                         ===========   ===========   ===========   ===========   ===========    ===========    ===========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                              INNOVA HOLDINGS, INC
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                         2004          2003
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(1,426,931)  $  (203,829)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Gain on sale of assets                                   --       (42,658)
      Depreciation and amortization                         1,363           626
      Common stock issued for services rendered           208,006            --
      Common stock issued for interest expense             58,629            --
        Changes in assets and liabilities:
          Accounts payable                                226,732       (13,134)
          Accrued expenses                                610,940       212,901
                                                      -----------   -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                  (321,261)      (46,094)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of assets                             --        42,658
  Additions to property and equipment                      (5,896)           --
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       (5,896)       42,658
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances - officers                            --         7,500
  Proceeds from notes payable - net                       158,000            --
  Proceeds from investors                                 391,834            --
  Payments on long-term debt                             (224,999)      (11,928)
  Proceeds from long-term debt                                 --        11,500
                                                      -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES                       324,835         7,072
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH                            (2,322)        3,636

Cash, beginning of period                                   5,116         1,480
                                                      -----------   -----------

Cash, end of period                                   $     2,794   $     5,116
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                       $    99,597    $    10,403
                                                      ===========    ===========
  Income taxes paid                                   $        --    $        --
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

                                                     2004          2003
                                                  -----------  -----------
Net loss applicable to common shareholders        $(1,577,031) $  (203,829)
  Add: Intrinsic value expense recorded                    --           --
  Deduct: total stock-based employee
   compensation determined under fair value
   based method                                            --           --
                                                  -----------  -----------
Pro forma net loss applicable to common
   shareholders                                   $(1,577,031) $  (203,829)
                                                  ===========  ===========
Earnings per share:

  Basic and diluted - as reported                 $      (.00) $      (.00)

  Basic and diluted - pro forma                   $      (.00) $      (.00)

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
                                                              ===========

Innova sold its wholly owned subsidiary and all of its operations in connection with the acquisition of RWT. As part of the agreement, the Company agreed to indemnify the directors of the Company from certain liabilities that were in existence on the date of closing of the sale, which management believes may apply to a maximum of approximately $500,000 of debt. If the Company issues shares of its common stock or pays cash to settle any of this debt, it shall issue an equal number of common shares to the former RWT shareholders, in proportion to their RWT share holdings. After the reorganization and stock purchase there were 371,296,897 shares of common stock outstanding of the combined entity.

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

On June 23, 2004, the Company entered into a private placement and sold 125,000 shares of Series A Preferred Stock for $125,000 with the holders of the Company's Convertible Debentures. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the number of shares of common stock equal to $1.00 divided by a conversion price equal to the lesser of 75% of the average closing bid price of the Company's common stock over the twenty trading days preceding conversion or $0.005, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by the Company five years after issuance at $1.00 per share plus accrued and unpaid dividends,
(v) may be redeemed by the Company at any time for $1.30 per share plus accrued and unpaid dividends and (vi) has no voting rights except when mandated by Delaware law.

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

Of the $125,000 proceeds received from the issuance of the Series A Preferred Stock, $50,000 was allocated to the beneficial conversion feature embedded in the Series A Preferred Stock on the date of issuance based on a conversion price of $.005 per share. Of this amount, $48,300 was the unamortized embedded beneficial feature assumed as part of the reverse merger with Robotic Workspace Technologies, Inc. The beneficial conversion feature is being amortized over five (5) years and accordingly $3,600 was amortized through Accumulated Deficit through December 31, 2004. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $125,000 of proceeds received when the Series A Preferred Stock was issued amounted to $50,000.


In September 2004, the Company authorized $525,000 of Series B Preferred Stock. The terms of the Series B Preferred Stock include the following: i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v) ranks junior to the Series A Preferred Stock upon liquidation of the Company and (vi) has no voting rights except when mandated by Delaware law.

At December 31, 2004, approximately $377,000 of the Series B Preferred Stock had been sold; none of the Series B Preferred Stock has been converted into common stock. Of the $377,000 proceeds received from the issuance of the Series B Preferred Stock, $146,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $146,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of December 31, 2004. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $377,000 of proceeds received when the Series B Preferred Sock was issued amounted to $158,500.

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

NOTE 11 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There was a misstatement in the originally prepared December 31, 2004 financial statements discovered in 2005 which related to the beneficial conversion features of the Mandatorily Redeemable Series A Preferred Stock issued in June 2004 and assumed by the Company as part of the reverse merger in August 2004, and the Series B Preferred Stock issued in September 2004. Management calculated the values of the beneficial conversion features and determined that of the $125,000 proceeds received from the issuance of the Series A Preferred Stock, $48,300 was the amount of the assumed unamortized beneficial conversion feature, of which $3,600 was amortized through Accumulated Deficit for the year ended December 31, 2004. Of the $377,000 proceeds received from the issuance of the Series B Preferred Stock, $146,500 was allocated to the beneficial conversion feature, all of which was amortized through Accumulated Deficit for the year ended December 31, 2004. Accordingly, the Balance Sheet, Statement of Operations and the Statement of Stockholders' Deficit for the year ended December 31, 2004 were restated to reflect the amounts and related amortization of the beneficial conversion features.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNOVA HOLDINGS, INC.

Date: July 27, 2005                    By: /s/ Walter K. Weisel
                                       --------------------------
                                       Walter K. Weisel
                                       Chairman, CEO and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 27, 2005                  By: /s/ Walter K. Weisel
                                          -----------------------------------
                                          Walter K. Weisel, Chairman, CEO
                                          and Director

Date:  July 27, 2005                  By: /s/ Eugene Gartlan
                                          -----------------------------------
                                          Eugene Gartlan, Chief
                                          Financial Officer

Date:  July 27, 2005                  By: /s/ Gary F. McNear
                                          -----------------------------------
                                          Gary. F McNear, Director


Date:  July 27, 2005                  By: /s/ Craig W. Conklin
                                          -----------------------------------
                                          Craig W. Conklin, Director


Date:  July 27, 2005                  By: /s/ Martin Nielson
                                          ------------------------------------
                                          Martin Nielson, Director