Form 10QSB/A
period 2005-03-31
INNOVA HOLDINGS
filed 2005-07-29
CIK 1156784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                           PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities............................13

Item 6.    Exhibits ..........................................................13

Note: Registrant has filed this Report on Form 10-QSB/A in order to restate the Financial Statements included in its Form 10-QSB filed on May 24, 2005.

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

         Unaudited Consolidated Balance Sheet as of March 31, 2005.............5

         Unaudited Consolidated Statements of Operations for the
               three months ended March 31, 2005 and March 31, 2004............6

         Unaudited Consolidated Statements of Cash Flows for the
               three months ended March 31, 2005 and March 31, 2004............7

         Notes to Unaudited Consolidated Financial Statements..................8

                              INNOVA HOLDINGS, INC.
                                  BALANCE SHEET
                                 March 31, 2005

                                     ASSETS

Current assets
  Cash                                                              $    33,999
                                                                    -----------
    Total current assets                                                 33,999

Property and equipment, net                                               7,272
                                                                    -----------

    TOTAL ASSETS                                                    $    41,271
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt                              $    37,700
  Accounts payable                                                      828,501
  Accrued expenses                                                    1,528,607
  Notes payable                                                         395,500
  Dividend payable                                                       15,488
                                                                    -----------
    Total current liabilities                                       $ 2,805,796
                                                                    -----------

Long-term debt                                                      $   951,400

Mandatorily redeemable series A preferred stock                     $    82,800

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    525,000 shares issued and outstanding                           $       525
  Common stock, $.001 par value, 900,000,000 shares authorized,
  371,296,897 shares issued and outstanding                             371,297
  Additional paid-in capital                                          3,971,302
  Accumulated deficit                                                (8,141,849)
                                                                    -----------
    Total Stockholders' Deficit                                     $(3,798,725)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFCIT                          $    41,271
                                                                    ===========

                              INNOVA HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004

                                                     2005              2004
                                                -------------     -------------

Revenues                                        $          --     $          --
                                                -------------     -------------
Cost of revenues                                           --                --
                                                -------------     -------------
Gross profit                                               --                --
                                                -------------     -------------

Operating expenses:

    Selling, general and administrative         $      84,343     $      63,266
    Outside services                                  139,763             5,865
    Legal fees                                         13,998             8,704
    Professional fees                                 295,012            14,073
    Depreciation and amortization                         416               251
                                                -------------     -------------

      Total operating expenses                  $     533,532     $      92,159
                                                -------------     -------------

Loss from operations                            $    (533,532)    $     (92,159)

Interest expense                                       23,537           (21,217)
                                                -------------     -------------

Net loss                                        $    (557,069)    $    (113,376)
                                                =============     =============

Net loss applicable to common shareholders:
    Net loss                                    $    (557,069)    $    (113,376)
    Beneficial conversion of preferred stock         (144,000)               --
                                                -------------     -------------
Net loss applicable to common shareholders      $    (701,069)    $    (113,376)
                                                -------------     -------------

Net loss per share:

    Basic and diluted                           $       (0.00)    $       (0.00)
                                                =============     =============

Weighted averaged shares outstanding:

    Basic and diluted                             371,296,897       254,465,538
                                                =============     =============

                              INNOVA HOLDINGS, INC
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004

                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(557,069)   $(113,376)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                            416          251
      Changes in assets and liabilities:
          Accounts payable                                 234,563       24,641
          Accrued expenses                                 205,129       29,075
                                                         ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                  $(116,961)   $ (59,409)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                     $      --    $      --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                            $      --    $  15,000
  Proceeds from investors in Series B Preferred Stock      148,166      108,334
                                                         ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES                        148,166      123,334
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                          $  31,205    $  63,925

Cash, beginning of period                                    2,794        5,115
                                                         ---------    ---------

Cash, end of period                                      $  33,999    $  69,040
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $  19,876    $      --
                                                         =========    =========
  Income taxes paid                                      $      --    $      --
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

                                                   Three Months  Ended March 31,
                                                        2005          2004
                                                    -----------   -----------
Net loss applicable to common shareholders          $  (701,069)  $  (113,376)
  Add: Intrinsic value expense recorded                      --            --
  Deduct: Total stock-based employee compensation
     determined under fair value based method            (5,250)           --
                                                    -----------   -----------
Pro forma net loss applicable to common
shareholders                                        $  (706,319)  $  (113,376)
                                                    ===========   ===========

Earnings per share:

  Basic and diluted - as reported                   $      (.00)  $      (.00)

  Basic and diluted - pro forma                     $      (.00)  $      (.00)

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

At December 31, 2004, approximately $377,000 of the Series B Preferred Stock had been sold. During the first quarter of 2005, the Company sold $148,000 of the Series B Preferred Stock, bringing the total sold to $525,000 as of March 31, 2005; none of the Series B Preferred Stock has been converted into common stock. Of the $148,000 proceeds received from the issuance of the Series B Preferred Stock, $141,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $141,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of March 31, 2005. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $148,000 of proceeds received when the Series B Preferred Stock was issued amounted to $39,400.

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

NOTE 6 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There was a misstatement in the originally prepared March 31, 2005 financial statements which related to the beneficial conversion features of the $125,000 of Mandatorily Redeemable Series A Preferred Stock issued in June 2004 and assumed by the Company as part of the reverse merger in August 2004, and the $525,000 Series B Preferred Stock issued between September 2004 and March 2005. Management calculated the value of the beneficial conversion features and determined it was $50,000 for the Series A Preferred Stock at the date of issuance. Of this amount, $48,300 was the amount of the assumed unamortized beneficial conversion feature, of which $3,600 was amortized to Accumulated Deficit during 2004 and $2,500 was amortized to Accumulated Deficit during the three months ended March 31, 2005. The beneficial conversion feature was $146,500 for the Series B Preferred Stock sold in 2004 and $141,500 for the Series B Preferred Stock sold during the three months ended March 31, 2005. Accordingly, the Balance Sheet, Statement of Operations and the Statement of Stockholders Deficit for the three months ended March 31, 2005 were restated to reflect the amount of the beneficial conversion features.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, we had current assets of $33,999 and current liabilities of $2,805,796. At March 31, 2005, we had negative working capital of $2,771,797 and an accumulated deficit of $8,141,849.

      The reverse merger of RWT discussed above, which closed on August 25, 2004, is indicative of the Company's plan to grow by acquisition and development of leading software and technology solutions. The Company remains in discussion with various financing sources to allow it access to the financing needed to complement the use of its stock in achieving these plans. The Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

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

 ITEM 3.  CONTROLS AND PROCEDURES

      Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer initially concluded that the Company's controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report had been recorded, processed, summarized and reported as of the end of the period covered by this report. Management has reevaluated the Company's disclosure controls and procedures in effect as of March 31, 2005 and has concluded that they were ineffective regarding the accounting for beneficial conversion features associated with convertible preferred securities issued in 2004 and 2005, and the accounting guidance provided by EITF 98-5 and EITF 00-27. Accordingly, management has taken action to implement improvements to correct these deficiencies, and has amended the financial statements and related disclosures as of March 31, 2005. See Note 6 to the financial statements in this report.

      In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. As a result of certain required restatements of the financial statements included in this report, specifically referring to the accounting treatment of beneficial conversion features of convertible preferred securities issued during 2004 and 2005, management has implemented certain improvements and changes in the Company's internal controls over financial reporting. Except for the foregoing, there has been no change in the Company's disclosure controls and procedures over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its financial reporting.



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

                                 Innova Holdings, Inc.

Dated: July 27, 2005              By:   /s/ Walter Weisel
                                       ----------------------------
                                       Walter Weisel
                                       Chief Executive Officer