Form 10QSB
period 2005-06-30
INNOVA HOLDINGS
filed 2005-08-22
CIK 1156784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:            June 30, 2005
                                           ------------------------------

      [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _______________ to __________________

                        Commission file number 000-33231


                              Innova Holdings, Inc.
             ------------------------------------------------------
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

                                 (239) 466-0488
                         -------------------------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 444,345,676 as of July 15, 2005
                                                --------------------------------

      Transitional Small Business Disclosure Format (check one). Yes __; No X

                              Innova Holdings, Inc.
                                  June 30, 2005
                         Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3


                         PART I - FINANCIAL INFORMATION

Item  1.    Financial Statements...............................................4
Item  2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................15
Item  3.    Controls and Procedures...........................................18

                         PART II - OTHER INFORMATION

Item  2.    Unregistered Sales of Equity Securities...........................18

Item  6.    Exhibits .........................................................19

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                Page
                                                                            ----

      Unaudited Consolidated Balance Sheet as of June 30, 2005.................5

      Unaudited Consolidated Statements of Operations for the three months and the six months ended June 30, 2005 and June 30, 2004...........6

      Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004..............................7

      Notes to Unaudited Consolidated Financial Statements.....................8

                              INNOVA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005

                                     ASSETS

Current assets
  Cash                                                              $   147,785
                                                                    -----------
    Total current assets                                                147,785

Property and equipment, net                                              56,038
                                                                    -----------

Deferred financing cost                                                 100,000

    TOTAL ASSETS                                                    $   303,823
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt                              $    37,700
  Accounts payable                                                      572,652
  Accrued expenses                                                    1,366,067
  Notes payable                                                         395,500
  Dividend payable                                                       21,126
                                                                    -----------
    Total current liabilities                                       $ 2,393,045
                                                                    -----------

Long-term debt                                                      $   951,400

Mandatorily redeemable series A preferred stock                     $    85,300

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    525,000 shares issued and outstanding                           $       525
  Common stock, $.001 par value, 900,000,000 shares authorized,
    444,345,676 shares issued and outstanding                           444,346
  Additional paid-in capital                                          4,958,519
  Accumulated deficit                                                (8,529,312)
                                                                    -----------
    Total Stockholders' Deficit                                     $(3,125,922)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFCIT                          $   303,823
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             INNOVA HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three and Six Months Ended June 30, 2005 and 2004

                                                       Three Months Ended                Six Months Ended
                                                            June 30                          June 30
                                                     2005             2004            2005              2004
                                                -------------    -------------    -------------    -------------
Revenues                                        $          --    $          --    $          --    $          --
                                                -------------    -------------    -------------    -------------

Cost of revenues                                $          --    $          --    $          --    $          --
                                                -------------    -------------    -------------    -------------

Gross profit                                    $          --    $          --    $          --    $          --
                                                -------------    -------------    -------------    -------------

Operating expenses:

    Selling, general and administrative         $     255,825    $      52,025    $     340,168    $     115,291
    Outside services                                    8,921           23,512          148,684           29,377
    Legal fees                                         42,022            7,333           56,020           16,037
    Professional fees                                  40,056            7,121          335,068           21,194
    Depreciation and amortization                       1,366              186            1,782              437
                                                -------------    -------------    -------------    -------------
      Total operating expenses                  $     348,190    $      90,177    $     881,722    $     182,336
                                                -------------    -------------    -------------    -------------

Loss from operations                            $    (348,190)   $     (90,177)   $    (881,722)   $    (182,336)

Interest expense                                      (36,773)         (27,128)         (60,310)         (48,345)
                                                -------------    -------------    -------------    -------------

Net loss                                        $    (384,963)   $    (117,305)   $    (942,032)   $    (230,681)
                                                =============    =============    =============    =============

Net loss applicable to common shareholders:
     Net loss                                   $    (384,963)   $    (117,305)   $    (942,032)   $    (230,681)
     Beneficial conversion of preferred stock          (2,500)              --         (146,500)              --
                                                =============    =============    =============    =============
Net loss applicable to common shareholders      $    (387,463)   $    (117,305)   $  (1,088,532)   $    (230,681)
                                                =============    =============    =============    =============

Net loss per share:
    Basic and diluted                           $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                =============    =============    =============    =============

Weighted averaged shares outstanding:
    Basic and diluted                             444,345,676      271,353,397      444,345,676      271,353,397
                                                =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNOVA HOLDINGS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004

                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(942,032)   $(230,681)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                          1,782          437
      Common stock issued for services                     552,533      137,560
      Common stock issued for interest payment                  --       58,639
      Option expense for services                           12,871
        Changes in assets and liabilities:
          Accounts payable                                  (1,286)    (107,031)
          Accrued expenses                                  22,589       (9,066)
                                                         ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                  $(353,543)   $(150,142)
                                                         ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property and Equipment                   $ (17,632)   $  (5,895)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                     $ (17,632)   $  (5,895)
                                                         ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from notes payable                            $      --    $  15,000
  Proceeds from private placements of common stock         368,000           --
  Proceeds from investors in Series B Preferred Stock      148,166      219,334
  Payment of principal on note                                  --      (30,237)
                                                         ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES                      $ 516,166    $ 204,097
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                          $ 144,991    $  48,060

Cash, beginning of period                                    2,794        5,115
                                                         ---------    ---------

Cash, end of period                                      $ 147,785    $  53,175
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $  19,876    $      --
                                                         =========    =========
  Income taxes paid                                      $      --    $      --
                                                         =========    =========

NON-CASH TRANACTIONS:
  Common stock issued for property and equipment         $  32,500    $      --
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNOVA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Innova Holdings, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2004 as reported in form 10-KSB/A, have been omitted.

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

                                                                      Six Months Ended June 30,
                                                                         2005           2004
                                                                     -----------    -----------
      Net loss applicable to common shareholders                     $(1,088,532)   $  (230,681)
        Add: Intrinsic value expense recorded                                 --             --
        Deduct: total stock-based employee compensation determined
           under fair value based method                                 (26,843)            --
                                                                     -----------    -----------
      Pro forma net loss applicable to common shareholders           $(1,115,375)   $  (230,681)
                                                                     ===========    ===========

      Earnings per share:
        Basic and diluted - as reported                              $      (.00)   $      (.00)
        Basic and diluted - pro forma                                $      (.00)   $      (.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2005: no dividend yield and expected volatility of 80% and 150% in 2004 and 2005, respectively, risk-free interest rate of 2.75%, and expected lives of 10 years.

The options granted have a weighted average exercise price of $0.017 per share and vest over three and five years. The maximum term of the options is ten years.

During the six months ended June 30, 2005 there were 70,719,259 options granted, 64,658,621 to employees and 6,060,638 to an independent contractor. The share purchase options granted to employees vest annually over three years from the date of grant, 30,658,621 options are exercisable at $0.017 per share, 18,000,000 options are exercisable at $0.036 per share and 16,000,000 options are exercisable at $0.023 per share, and they expire ten years after the grant date. The options granted to employees were valued using the intrinsic value method and had no value because the exercise price was equal to the market price on the grant date. The share purchase options granted to the independent contractor vest monthly over five years from the date of grant, are exercisable at $0.01 per share, and they expire ten years after the grant date. During the period, $12,871 was recognized as an expense for the fair value of these options granted to the independent contractor.

NOTE 3 - CAPITAL STOCK

On June 14, 2005, Innova entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, Innova may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10,000,000. The purchase price for the shares is equal to their market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $400,000, with no advance occurring within five trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 2,608,699 shares of the Company's common stock equal to approximately $90,000 based on Innova's stock price on May 4, 2005, when the term sheet for the Standby Equity Distribution Agreement was signed. Cornell Capital Partners is paid a fee equal to 5% of each advance, which is retained by Cornell Capital Partners from each advance. The Company will pay a structuring fee of $500 for each advance made under the Standby Equity Distribution Agreement. The Company also issued to Cornell Capital Partners its promissory note for $300,000. The principal of the note is payable in three $100,000 installments due on the 30th, 60th and 90th days following the date the registration statement for the shares to be issued under the Standby Equity Distribution Agreement is declared effective by the SEC. The note does not bear interest except in the event of a default. On June 14, 2005, Innova entered into a Placement Agent Agreement with Monitor Capital, Inc. a registered broker-dealer. Pursuant to the Placement Agent Agreement, Innova paid a one-time placement agent fee of 289,855 restricted shares of common stock equal to approximately $10,000 based on Innova's stock price on May 4, 2005, when the term sheet for the Standby Equity Distribution Agreement was signed, for advising us in connection with the Standby Equity Distribution Agreement. In connection with this Standby Equity Distribution Agreement, the Company entered into a Registration Rights agreement with Cornell Capital Partners wherein the Company agreed to file with the Securities and Exchange Commission a registration statement for the sale by Cornell of the common stock of the Company to be purchased by Cornell under the terms of the Standby Equity Distribution Agreement, along with the one-time commitment fee and the placement agent fee. Accordingly, the Company filed an SB-2 registration statement with the Securities and Exchange Commission in August 2005 for a total of 284, 364,726 shares to be sold including 250,000,000 shares estimated to be sold to Cornell Capital Partners under the Standby Equity Distribution Agreement. Additionally, 34,364,726 currently issued and outstanding shares were included in the registration statement for sale by existing shareholders.

The commitment fee of 2,608,699 shares paid to Cornell and the placement agency fee paid to Monitor have been accounted for as a deferred financing fee and will be amortized over the period of the financing, which can be up to twenty-four months from the date the registration statement is declared effective by the Securities and Exchange Commission. The promissory note of $300,000 issued to Cornell has not been recorded since it is a contingent fee payable upon the completion of certain events described further in Note 5 to the financial statements included in this report.

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

Of the $125,000 proceeds received from the issuance of the Series A Preferred Stock, $50,000 was allocated to the beneficial conversion feature embedded in the Series A Preferred Stock on the date of issuance based on a conversion price of $.005 per share. Of this amount, $48,300 was the unamortized embedded beneficial feature assumed as part of the reverse merger with Robotic Workspace Technologies, Inc. The beneficial conversion feature is being amortized over five (5) years and accordingly $3,600 and $5,000 were amortized through Accumulated Deficit through December 31, 2004 and June 30, 2005, respectively. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $125,000 of proceeds received when the Series A Preferred Stock was issued amounted to $50,000.

In September 2004, the Company authorized $525,000 of Series B Preferred Stock. Each share of Series B Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v) ranks junior to the Series A Preferred Stock upon liquidation of the Company and (vi) has no voting rights except when mandated by Delaware law.

At December 31, 2004, approximately $377,000 of the Series B Preferred Stock had been sold. During the first quarter of 2005, the Company sold $148,000 of the Series B Preferred Stock, bringing the total sold to $525,000 as of March 31, 2005 and June 30, 2005; none of the Series B Preferred Stock has been converted into common stock. Of the $148,000 proceeds received from the issuance of the Series B Preferred Stock, $141,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $141,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of June 30, 2005. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $148,000 of proceeds received when the Series B Preferred Stock was issued amounted to $39,400.

In April 2005, the Company obtained an additional $150,000 of funds through the private placement sale of 12,000,000 shares of the Company's common stock at $.0125 per share and in May an additional $210,000 of funds were obtained through the private placement sale of 7,266,667 shares of the Company's common stock at $.03 per share. Investors in these shares of the Company's common stock will be given notice in the event that the Company files any registration statement with the Securities and Exchange Commission for its Common Stock (excluding any registration statement on Form S-8 or S-4) and shall be entitled to include any or all of the shares of Common Stock purchased in these investments in such Registration Statement. In August 2005, such Registration Statement was filed with the SEC and all of these investors are listed as selling shareholders.

In 2002, the company entered into convertible debt notes which totaled $429,966 at December 31, 2003. An additional $15,000 of the notes were issued during the first quarter of 2004. Terms were 8% per annum. Accrued interest earned during the term was to be paid upon maturity on January 31, 2007. The notes were convertible into Class B Convertible Preferred Stock upon certain future events that did not materialize, including raising $5 million in additional equity. During the first six months of 2004, notes totaling $444,966 plus accrued interest were converted into 61,820,488 common shares of Innova Holdings, Inc. The shares were originally converted into RWT common stock at $.50 a share and then converted into shares of Innova Holdings, Inc. at 61.37929356 to 1, the effective share exchange ratio for the merger between RWT and Innova. Additionally, during the first six months of 2004 16,887,859 shares were issued for services performed for the Company valued at $137,570 or the equivalent of $0.008 per share.

During the six months ended June 30, 2005 there were 70,719,259 options granted, 64,658,621 to employees and 6,060,638 to an independent contractor. The share purchase options granted to employees vest annually over three years from the date of grant, 30,658,621 options are exercisable at $0.017 per share, 18,000,000 options are exercisable at $0.036 per share and 16,000,000 options are exercisable at $0.023 per share, and they expire ten years after the grant date. The options granted to employees were valued using the intrinsic value method and had no value because the exercise price was equal to the market price on the grant date. The share purchase options granted to the independent contractor vest monthly over five years from the date of grant, are exercisable at $0.01 per share, and they expire ten years after the grant date. During the period, $12,871 was recognized as an expense for the fair value of these options granted to the independent contractor.

Additionally, the Company awarded 54,684,016 shares of the Company's common stock to twenty-four (24) employees, independent contractors and individuals for services provided to the Company in 2004 and 2005 valued at $581,000 or the equivalent of $0.01 per share. These amounts were fully accrued during 2004 and 2005.

The Board of Directors of the Company approved all of the stock options and shares of the Company's common stock awarded.

Stock Options:

No compensation cost has been recognized for grants under the Company's stock option plans since all grants pursuant to these plans have been made at the then current estimated fair values of the Company's common stock at the grant date. There were 70,719,259 options issued for the six months ended June 30, 2005.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004 and 2005: zero dividend yield, expected volatility of 80% and 150% in 2004 and 2005, respectively,, risk-free interest rate of 2.75% and expected lives of 10 years.

The following table summarizes stock option activity:

      Outstanding, December 31, 2003             14,425,486
      Granted                                    33,962,655
      Canceled                                           --
      Exercised                                          --
                                                -----------
      Outstanding, December 31, 2004             48,388,141
      Granted                                    70,719,259
      Canceled                                           --
      Exercised                                          --
                                                -----------
      Outstanding, June 30, 2005                119,107,400
                                                ===========
      Weighted-average grant-date fair
        value of options                        $     0.015
                                                ===========
      Weighted-average remaining years
        of contractual life                             9.2
                                                ===========

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

NOTE 5 - NOTES PAYABLE

On June 14, 2005 the Company entered into a Standby Equity Distribution Agreement discussed in Note 3 above. In connection with this agreement, the Company issued a promissory note to Cornell Capital partner, the major terms of which are as follows:

      -the Company shall repay the Promissory Note in three equal principal payments of One Hundred Thousand Dollars ($100,000) each on the 30th, 60th and 90th days following the date Securities and Exchange Commission declares that a registration statement filed by the Company in connection with the Standby Equity Distribution Agreement is effective.

      -this Promissory Note shall not bear interest unless and until there is an event of default.

      -at the option of Cornell Capital Partners, all sums advanced under the promissory note shall become immediately due and payable, without notice or demand, upon the occurrence of any one or more of the following events of default: (a) the Company's failure to pay in full any payment of principal within 5 days of the date when such payment of principal becomes due; (b) the commencement of any proceedings under any bankruptcy or insolvency laws, by or against the Company; or (c) the registration statement is not declared effective within one hundred eighty (180) days of the date hereof, unless such failure to obtain effectiveness is solely due to reasons related to the transactions described in the Company's April 29, 2003 8-K.

      -any payment of principal which is not paid within 5 days of the date such payment becomes due, shall bear interest at the rate of twelve (12) percent per annum commencing on the date immediately following the day upon which the payment was due. Upon the occurrence of any event of default as defined above, all sums outstanding shall thereupon immediately bear interest at the rate of twelve (12) percent per annum.

The promissory note of $300,000 issued to Cornell has not been recorded since it is a contingent fee payable upon the completion of events described above.

NOTE 6 - COMMITMENTS

On May 15, 2005 the Company leased 4,000 square feet of space at 15870 Pine Ridge Road, Ft Myers, Florida which will be used as its primary operations. The lease is with Gulf To Bay Construction, Inc., with monthly payments of $3,533 through June 1, 2010. The lease has five (5) successive renewal options each for a period of two (2) years. The rent will increase annually by 3%. The space is the location of the Company's Research, Design and Engineering center as well as office space for fifteen (15) employees.

On June 15, 2005 the Company entered into a lease with Bola Industries, LLC for approximately 4,000 square feet of production space located at 30946 Industrial Road, Livonia Michigan. The lease is on a monthly basis and expires on December 31, 2005. The rent is $3,775 monthly and includes all utilities, use of all equipment on site including certain heavy equipment, and use of internet service.

NOTE 7 - SUBSEQUENT EVENTS

In July and August 2005 the Company obtained an additional $102,500 of funds through the private placement sale of 6,833,335 shares of the Company's common stock at $0.015 per share. This offering ended on August 8, 2005. Additionally, on July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share.

With respect to the sale of these securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Innova so as to make an informed investment decision. More specifically, Innova had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company's securities.

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

RESULTS OF OPERATIONS

      Three months ended June 30, 2005 compared to three months ended June 30, 2004

      During the three month period ended June 30, 2005 (the "2005 Period") revenues were $0 compared to revenues of $0 during the three month period ended June 30, 2004 (the "2004 Period").

      Operating expenses were $348,190 during the 2005 period compared to $90,177 during the 2004 Period. The increase in operating expenses primarily resulted from the Company's reestablishing its core business after a shutdown period of several years. During the 2005 Period, expenses were incurred for compensation, marketing, and production not incurred during the 2004 Period. Also, the Company has entered into operating leases for operating and administrative space which is described in Note 6 to the financial statements included in this report, and incurred increased professional fees for auditing, accounting, financial and business planning services.

      Net loss for the 2005 Period was $384,963 compared to a net loss of $117,305 for the 2004 Period, due to the factors described above.

      Six months ended June 30, 2005 compared to six months ended June 30, 2004

      During the six month period ended June 30, 2005 (the "2005 Period") revenues were $0 compared to revenues of $0 during the six month period ended June 30, 2004 (the "2004 Period").

      Operating expenses were $881,722 during the 2005 period compared to $182,336 during the 2004 Period. As mentioned above, the increase in operating expenses primarily resulted from the Company's reestablishing its core business after a shutdown period of several years. During the 2005 Period, expenses were incurred for compensation, marketing, and production not incurred during the 2004 Period. Additionally, expenses were incurred for financial and business development activities. Also, the Company has entered into operating leases for operating and administrative space which is described in Note 6 to the financial statements included in this report, and incurred increased professional fees for auditing, accounting, financial and business planning services.

      Net loss for the 2005 Period was $942,032 compared to a net loss of $230,681 for the 2004 Period, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, we had current assets of $147,785 and current liabilities of $2,393,045. At June 30, 2005, we had negative working capital of $2,245,260 and an accumulated deficit of $8,529,312.

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

      In April 2005, the Company obtained an additional $150,000 of funds through the private placement sale of 12,000,000 shares of the Company's common stock at $.0125 per share and in May an additional $210,000 of funds were obtained through the private placement sale of 7,266,667 shares of the Company's common stock at $.03 per share. Investors in these shares of the Company's common stock will be given notice in the event that the Company files any registration statement with the Securities and Exchange Commission for its Common Stock (excluding any registration statement on Form S-8 or S-4) and shall be entitled to include any or all of the shares of Common Stock purchased in these investments in such Registration Statement. The Company filed an SB-2 registration statement in August 2005 for the sale of these securities and additional securities for the Standby Equity Distribution Agreement discussed in
Note 3 to the financial statements included in this report totaling 250,000,000 shares, as well as other shares for existing shareholders; in total, 284,364,726 shares have been included in the registration statement for sale over up to a two year period from the date such registration statement is declared effective by the Securities and Exchange Commission.

      Additionally, in July and August 2005 the Company obtained an additional $102,500 of funds through the private placement sale of 6,833,335 shares of the Company's common stock at $0.015 per share. This offering ended on August 8, 2005. Additionally, on July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $0.015 per share.

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

      During the quarterly period ended June 30, 2005 covered by this report, Management reevaluated the Company's disclosure controls and procedures and concluded that they were ineffective regarding the accounting for beneficial conversion features associated with convertible preferred securities issued by the Company in 2004 and 2005, and the accounting guidance provided by EITF 98-5 and EITF 00-27. The disclosure controls and procedures relating to convertible preferred stock issued by the Company are now effective for the period covered by this report. There has not been any other change in our controls and procedures that has materially affected, or is reasonably likely to materially affect, our financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

      In April 2005, the Company obtained an additional $150,000 of funds through the private placement sale of 12,000,000 shares of the Company's common stock at $.0125 per share and in May and June an additional $218,000 of funds were obtained through the private placement sale of 7,266,667 shares of the Company's common stock at $.03 per share. These private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) and rule 506 thereunder. Investors in these shares of the Company's common stock will be given notice in the event that the Company files any registration statement with the Securities and Exchange Commission for its Common Stock (excluding any registration statement on Form S-8 or S-4) and shall be entitled to include any or all of the shares of Common Stock purchased in these private placements in such Registration Statement.

      In July and August 2005 the Company obtained an additional $102,500 of funds through the private placement sale of 6,833,335 shares of the Company's common stock at $0.015 per share. This offering ended on August 8, 2005. Additionally, on July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $0.015 per share.

      With respect to the sale of these securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Innova so as to make an informed investment decision. More specifically, Innova had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company's securities.

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

                                        Innova Holdings, Inc.



Dated: August 22, 2005                  By: /s/ Walter Weisel
                                            -----------------------------
                                            Walter Weisel
                                            Chief Executive Officer