Form 10QSB
period 2005-09-30
INNOVA HOLDINGS
filed 2005-11-21
CIK 1156784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


         17105 San Carlos Blvd., Suite A 6151, Fort Myers, Florida 33931
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (239) 466-0488
                          (Issuer's telephone number)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 460,474,045 as of September 30, 2005.

   Transitional Small Business Disclosure Format (check one). Yes |_|; No |X|

    Innova Holdings, Inc. September 30, 2005 Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3

                         PART I - FINANCIAL INFORMATION

Item  1.    Financial Statements...............................................4
Item  2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................15
Item  3.    Controls and Procedures...........................................19

                         PART II - OTHER INFORMATION

Item  2.    Unregistered Sales of Equity Securities...........................22

Item  6.    Exhibits .........................................................23

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                Page
                                                                            ----

      Unaudited Consolidated Balance Sheet as of September 30,
2005...........................................................................5

      Unaudited Consolidated Statements of Operations for the three months and the nine months ended September 30, 2005 and September 30,
2004...........................................................................6

      Unaudited Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2005 and September 30,
2004...........................................................................7

      Notes to Unaudited Consolidated Financial Statements.....................8

                              INNOVA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS


Current assets
  Cash                                                              $        --
  Inventory                                                              14,889
                                                                    -----------
    Total current assets                                                 14,889

Property and equipment, net                                              59,431

Deferred financing cost                                                 100,000
                                                                    -----------

    TOTAL ASSETS                                                    $   174,320
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt                              $    37,700
  Accounts payable                                                      638,239
  Accrued expenses                                                    1,402,116
  Notes payable                                                         529,450
  Dividend payable                                                       25,514
                                                                    -----------
    Total current liabilities                                         2,633,019
                                                                    -----------

Long-term debt                                                          951,400

Mandatorily redeemable series A preferred stock                          57,211

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    525,000 shares issued and outstanding                                   525
  Common stock, $.001 par value, 900,000,000 shares authorized,
    460,474,045 shares issued and outstanding                           460,475
  Additional paid-in capital                                          5,139,639
  Accumulated deficit                                                (9,067,949)
                                                                    -----------
    Total Stockholders' Deficit                                      (3,467,310)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   174,320
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              INNOVA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                    2005              2004              2005              2004
                                                --------------    --------------    --------------    --------------
Revenues                                        $           --    $           --    $           --    $        3,300
                                                --------------    --------------    --------------    --------------

Cost of revenues                                            --                --                --                --
                                                --------------    --------------    --------------    --------------

Gross profit                                                --                --                --             3,300
                                                --------------    --------------    --------------    --------------

Operating expenses:

    Selling, general and administrative                230,571           181,923           570,739           297,214
    Outside services                                   222,467            22,995           375,694            52,372
    Legal fees                                          17,192            79,131            73,212            95,168
    Professional fees                                   17,986            28,538           361,382            49,732
    Depreciation and amortization                        1,859               585             3,641             1,022
                                                --------------    --------------    --------------    --------------
      Total operating expenses                         490,075           313,172         1,384,668           495,508
                                                --------------    --------------    --------------    --------------

Loss from operations                                  (490,075)         (313,172)       (1,384,668)         (492,208)

Interest expense                                       (33,101)          (21,663)          (93,411)          (70,008)
                                                --------------    --------------    --------------    --------------

Net loss                                        $     (523,176)   $     (334,835)   $   (1,478,079)   $     (562,216)
                                                ==============    ==============    ==============    ==============

Net loss applicable to common shareholders:
     Net loss                                   $     (523,176)   $     (334,835)   $   (1,478,079)   $     (562,216)
     Beneficial conversion of preferred stock
         and promissory note                           (15,461)         (132,500)         (161,961)         (133,600)
                                                ==============    ==============    ==============    ==============
Net loss applicable to common shareholders      $     (538,637)   $     (467,335)   $   (1,640,040)   $     (695,816)
                                                ==============    ==============    ==============    ==============

Net loss per share:
    Basic and diluted                           $        (0.00)   $        (0.00)   $        (0.00)   $        (0.00)
                                                ==============    ==============    ==============    ==============

Weighted averaged shares outstanding:
    Basic and diluted                              460,474,045       371,296,897       460,474,045       371,296,897
                                                ==============    ==============    ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                              INNOVA HOLDINGS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                            2005            2004
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (1,478,079)   $   (562,216)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                            3,641           1,022
      Common stock issued for services                       585,405         208,004
      Common stock issued for interest payment                    --          58,639
      Option expense for services                             20,958
        Changes in assets and liabilities:
          Accounts payable and accrued expenses              122,938          25,253
          Inventory                                          (14,889)
                                                        ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES                     (760,026)       (269,298)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Additions to Property and Equipment                       (22,884)         (5,895)
                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES                         (22,884)         (5,895)
                                                        ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                163,950          15,000
  Proceeds from private placements of common stock           468,000              --
  Proceeds from investors in Series B Preferred Stock        148,166         311,834
  Payment of principal on note                                    --         (34,533)
                                                        ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES                          780,116         292,301
                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH                               (2,794)         17,108

Cash, beginning of period                                      2,794           5,115
                                                        ------------    ------------

Cash, end of period                                     $          0    $     22,223
                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $     19,876    $         --
                                                        ============    ============
  Income taxes paid                                     $         --    $         --
                                                        ============    ============

NON-CASH TRANACTIONS:
  Common stock issued for property and equipment        $     32,500    $         --
                                                        ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              INNOVA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Innova Holdings, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2004 as reported in form 10-KSB/A have been omitted.

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

                                                              Nine Months Ended September 30,

                                                                   2005            2004
                                                               ------------    ------------
Net loss applicable to common shareholders                     $ (1,640,040)   $   (695,816)
  Add: Intrinsic value expense recorded                                  --              --
  Deduct: total stock-based employee compensation determined
     under fair value based method                                  (26,843)             --
                                                               ------------    ------------
Pro forma net loss applicable to common shareholders           $ (1,666,883)   $   (695,816)
                                                               ============    ============

Earnings per share:
  Basic and diluted - as reported                              $       (.00)   $       (.00)
  Basic and diluted - pro forma                                $       (.00)   $       (.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2005: no dividend yield and expected volatility of 80% and 150% in 2004 and 2005, respectively, risk-free interest rate of 2.75%, and expected lives of 10 years.

The options granted have a weighted average exercise price of $0.016 per share and vest over three and five years. The maximum term of the options is ten years.

During the nine months ended September 30, 2005 there were 80,719,259 options granted, 74,658,621 to employees and 6,060,638 to an independent contractor. Of the 74,658,621 options granted to employees, 16,000,000 were subsequently cancelled, resulting in a net amount of 58,658,621 options remaining. The share purchase options granted to employees vest annually over three years from the date of grant, 30,658,621 options are exercisable at $0.017 per share, 10,000,000 options are exercisable at $.023 per share and 18,000,000 options are exercisable at $0.036 per share, and they expire ten years after the grant date. The options granted to employees were valued using the intrinsic value method and had no value because the exercise price was equal to the market price on the grant date. The share purchase options granted to the independent contractor vest monthly over five years from the date of grant, are exercisable at $0.01 per share, and they expire ten years after the grant date. During the nine months ended September 30, 2005, $20,958 was recognized as an expense for the fair value of these options granted to the independent contractor.

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

The commitment fee of 2,608,699 shares paid to Cornell and the placement agency fee paid to Monitor of 289,855 shares have been accounted for as a deferred financing fee and will be amortized over the period of the financing, which can be up to twenty-four months from the date the registration statement is declared effective by the Securities and Exchange Commission. The promissory note of $300,000 issued to Cornell has not been recorded since it is a contingent fee payable upon the completion of certain events described further in Note 5 to the financial statements included in this report.

On June 23, 2004, the Company entered into a private placement and sold 125,000 shares of Series A Preferred Stock for $125,000 with the holders of the Company's Convertible Debentures. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the number of shares of common stock equal to $1.00 divided by a conversion price equal to the lesser of 75% of the average closing bid price of the Company's common stock over the twenty trading days preceding conversion or $0.005, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by the Company five years after issuance at $1.00 per share plus accrued and unpaid dividends,
(v) may be redeemed by the Company at any time for $1.30 per share plus accrued and unpaid dividends, and (vi) has no voting rights except when mandated by Delaware law.

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

During the quarter ended September 30, 2005, 43,550 shares of Series A Preferred Stock were converted into 8,710,001 shares of Common Stock of the Company, and accrued dividends of $1,250 were converted into 25,510 shares of Common Stock of the Company. Accordingly, $13,832 of the unamortized beneficial conversion feature associated with the converted Series A Preferred Stock was amortized to Accumulated Deficit and credited to Additional Paid in Capital during the three months ended September 30, 2005. Additionally, $1,629 of the remaining beneficial conversion feature was amortized through Accumulated Deficit for the three months ended September 30, 2005. The total beneficial conversion feature amortized through Accumulated Deficit associated with the remaining outstanding Series A Preferred Stock was $6,629 through the nine months ended September 30, 2005.

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

At December 31, 2004, approximately $377,000 of the Series B Preferred Stock had been sold. During the first quarter of 2005, the Company sold $148,000 of the Series B Preferred Stock, bringing the total sold to $525,000 as of March 31, 2005 and September 30, 2005; none of the Series B Preferred Stock has been converted into common stock. Of the $148,000 proceeds received from the issuance of the Series B Preferred Stock, $141,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $141,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of September 30, 2005. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $148,000 of proceeds received when the Series B Preferred Stock was issued amounted to $39,400.

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

In July and August 2005 the Company obtained an additional $100,000 of funds through the private placement sale of 6,666,667 shares of the Company's common stock at $0.015 per share. This offering ended on August 8, 2005. On July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. Of the $30,000 proceeds received from the short term note, $30,000 was allocated to the beneficial conversion feature embedded in the short term note on the date of issuance, based on a conversion price of $.015 per share and treated as a discount of the note. The beneficial conversion feature is being expensed over six (6) months and accordingly $11,450 was expensed to Interest Expense through September 30, 2005. The discount on the note is being accreted to Notes Payable over six months. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $30,000 of proceeds received when the short term note was issued amounted to $38,000.

In 2002, the company entered into convertible debt notes which totaled $429,966 at December 31, 2003. An additional $15,000 of the notes were issued during the first quarter of 2004. Terms were 8% per annum. Accrued interest earned during the term was to be paid upon maturity on January 31, 2007. The notes were convertible into Class B Convertible Preferred Stock upon certain future events that did not materialize, including raising $5 million in additional equity. During the first six months of 2004, notes totaling $444,966 plus accrued interest were converted into 61,820,488 common shares of Innova Holdings, Inc. The shares were originally converted into RWT common stock at $.50 a share and then converted into shares of Innova Holdings, Inc. at 61.37929356 to 1, the effective share exchange ratio for the merger between RWT and Innova. Additionally, during the first six months of 2004, 16,887,859 shares were issued for services performed for the Company valued at $137,570 or the equivalent of $0.008 per share.

During the nine months ended September 30, 2005 there were 80,719,259 options granted, of which 16,000,000 were subsequently cancelled, resulting in a net amount of options granted of 64,719,259. Of the options granted and not cancelled, 58,658,621 were granted to employees and 6,060,638 to an independent contractor. The share purchase options granted to employees vest annually over three years from the date of grant, 30,658,621 options are exercisable at $0.017 per share, 10,000,000 options are exercisable at $.023 per share and 18,000,000 options are exercisable at $0.036 per share, and they expire ten years after the grant date. The options granted to employees were valued using the intrinsic value method and had no value because the exercise price was equal to the market price on the grant date. The share purchase options granted to the independent contractor vest monthly over five years from the date of grant, are exercisable at $0.01 per share, and they expire ten years after the grant date. During the nine months ended September 30, 2005, $20,958 was recognized as an expense for the fair value of these options granted to the independent contractor.

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

Stock Options:

No compensation cost has been recognized for grants under the Company's stock option plans made to employees since all such grants pursuant to these plans have been made at the then current estimated fair values of the Company's common stock at the grant date. During the nine months ended September 30, 2005, $20,958 was recognized as an expense for the fair value of these options granted to the independent contractor. There were 80,719,259 options issued and 16,000,000 options cancelled for the nine months ended September 30, 2005.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004 and 2005: zero dividend yield, expected volatility of 80% and 150% in 2004 and 2005, respectively, risk-free interest rate of 2.75% and expected lives of 10 years.

The following table summarizes stock option activity:


              Outstanding, December 31, 2003             14,425,486
              Granted                                    33,962,655
              Cancelled                                          --
              Exercised                                          --
                                                        -----------
              Outstanding, December 31, 2004             48,388,141
              Granted                                    80,719,259
              Cancelled                                  16,000,000
              Exercised                                          --
                                                        -----------
              Outstanding, September 30, 2005           113,107,400
                                                        ===========
              Weighted-average grant-date fair
                value of options                        $     0.016
                                                        ===========
              Weighted-average remaining years
                of contractual life                             9.3
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

On July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. During September 2005 the Company entered into short-term debt obligations other than in the ordinary course of business totaling $120,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between thirty and ninety days. All of the lenders are shareholders of the Company.

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

NOTE 7 - SUBSEQUENT EVENTS

On October 7, 2005, the Company into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell Capital. The Convertible Debenture bears interest at the rate of 12% per annum and is due on April 7, 2006. The Company will pay directly to Cornell Capital all revenues it receives until the principal amount and all accrued interest on the Convertible Debenture has been paid in full. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the "Conversion Shares"). In the event of default by the Company, the principal of the Convertible Debenture is convertible into Conversion Shares at a price of $.005 per share. The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company.

During October 2005 the Company entered into short-term debt obligations other than in the ordinary course of business totaling $65,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared to three months ended September 30, 2004

During the three month period ended September 30, 2005 (the "2005 Period") revenues were $0 compared to revenues of $0 during the three month period ended September 30, 2004 (the "2004 Period").

Operating expenses were $490,075 during the 2005 period compared to $313,172 during the 2004 Period. The increase in operating expenses primarily resulted from the Company's reestablishing its core business after a shutdown period of several years. During the 2005 Period, expenses were incurred for compensation, marketing, trade shows and production not incurred during the 2004 Period. Also, the Company has entered into operating leases for operating and administrative space which is described in Note 6 to the financial statements included in this report, and incurred increased professional fees for auditing, accounting, financial and business planning services.

Net loss for the 2005 Period was $523,176 compared to a net loss of $334,835 for the 2004 Period, due to the factors described above.

Nine months ended September 30, 2005 compared to Nine months ended September 30, 2004

During the nine month period ended September 30, 2005 (the "2005 Period") revenues were $0 compared to revenues of $3,300 during the nine month period ended September 30, 2004 (the "2004 Period").

Operating expenses were $1,384,668 during the 2005 period compared to $495,508 during the 2004 Period. As mentioned above, the increase in operating expenses primarily resulted from the Company's reestablishing its core business after a shutdown period of several years. During the 2005 Period, expenses were incurred for compensation, marketing, trade shows and production not incurred during the 2004 Period. Additionally, expenses were incurred for financial and business development activities. Also, the Company has entered into operating leases for operating and administrative space which is described in Note 6 to the financial statements included in this report, and incurred increased professional fees for auditing, accounting, financial and business planning services.

Net loss for the 2005 Period was $1,478,079 compared to a net loss of $562,216 for the 2004 Period, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had current assets of $14,889 and current liabilities of $2,633,019. At September 30, 2005, we had negative working capital of $2,618,130 and an accumulated deficit of $9,067,949.

As of September 30, 2005 the company had no cash available. However, in October the Company raised $120,000 through short term promissory notes from shareholders and convertible debentures form Cornell Capital Partners, discussed below. The Company is currently in registration with the Securities and Exchange Commission (SEC) for the Standby Equity Distribution Agreement with Cornell Capital Partners discussed in Notes 3 and 5 to the financial statements included in this report, and accordingly, is prohibited from offering any common or preferred stock based investment securities in order to raise cash, except to certain institutional investors. The registration process began on August 9, 2005 when the Company filed its SB-2 registration statement with the SEC and continues as of the date of the filing of this report with the SEC. There are no assurances that the Company will be able to raise sufficient cash to cover its operating and production expenses, although the Company remains in discussions with several shareholders to secure additional funds through promissory notes.

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

Additionally, in July and August 2005 the Company obtained an additional $100,000 of funds through the private placement sale of 6,666,667 shares of the Company's common stock at $0.015 per share. This offering ended on August 8, 2005. Additionally, on July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $0.015 per share.

In September and October 2005, we entered into short-term debt obligations other than in the ordinary course of business. All of the short-term debt bears interest at the rate of 10% per annum. The following table sets for the names of the lenders, the amount of the loans, the dates of the loans and the due date of the loans:

-------------------------    -----------------------    -----------------------    --------------------------
Lender                       Amount of Loan             Date of Loan               Due Date
-------------------------    -----------------------    -----------------------    --------------------------
Eugene Gartlan                $40,000                   September 19, 2005         December 19, 2005
-------------------------    -----------------------    -----------------------    --------------------------
Jerry Horne                   $50,000                   September 22, 2005         October 22, 2005
-------------------------    -----------------------    -----------------------    --------------------------
James Marks                   $30,000                   September 22, 2005         October 22, 2005
-------------------------    -----------------------    -----------------------    --------------------------
Eugene Gartlan                $5,000                    October 5, 2005            January 5, 2006
-------------------------    -----------------------    -----------------------    --------------------------
Rick Wynns                    $30,000                   October 5, 2005            April 5, 2006
-------------------------    -----------------------    -----------------------    --------------------------
Rick Wynns                    $30,000                   October 17, 2005           April 17, 2006
-------------------------    -----------------------    -----------------------    --------------------------

All of the lenders are shareholders of the Company. Mr. Gartlan is also the Chief Financial Officer of the Company.

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell Capital. The Convertible Debenture bears interest at the rate of 12% per annum and is due on April 7, 2006. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the "Conversion Shares"). In the event of default by the Company, the principal of the Convertible Debenture is convertible into Conversion Shares at a price of $.005 per share. The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company.

Obligation of the Company to Repay to Cornell Capital Principal and Interest Due Under the Convertible Debenture with All of its Revenues, if Any, When Such Revenues Are Received

The Company is obligated to pay directly to Cornell Capital all revenues it receives until the principal amount and all accrued interest on the Convertible Debenture has been paid in full.

The Company continues to seek sources for funding until the recently filed SB-2 with the SEC is declared effective, whereupon the Company will be able to begin to draw down on the Standby Equity Distribution Agreement discussed in Notes 3 and 5 to the financial statements included in this report. Until such time as the SB-2 is declared effective, for which there are no assurances that it will be declared effective, the Company is limited as to the type of funds it can receive and the source of those funds.

There are no assurances that the Company will be able to obtain additional financing through private placement, public offerings and/or bank financing necessary to support the Company's plan. No assurance can be given that financing will be available, or if available, will be on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The report of our independent auditors includes a going concern uncertainty explanatory paragraph for the years ended December 31, 2004, and December 31, 2003, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We cannot guarantee that additional funding will be available on favorable terms, if at all. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

Also, during the quarter ended June 30, 2005 the Company made certain improvements to its internal controls over financial reporting. The remedial actions and changes in internal controls over financial reporting that have materially affected the Company's internal controls over financial reporting and that were implemented during the three months ended June 30, 2005 were the following:

            -the Company hired a new Chief Financial Officer effective June 14, 2005 who has reviewed the Company's internal controls over financial reporting regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27 and has implemented a special review and analysis process prior to the execution of legal agreements for all planned issuances of convertible securities to determine their related accounting treatment and disclosure requirements. These remedial actions were implemented by June 30, 2005;

            -the Company's accounting policies and checklists relating to the selection and application of appropriate accounting policies now includes, as of June 30, 2005, an item requiring the consideration of whether or not convertible securities issuances include a beneficial conversion feature and, if so, to describe the method of accounting for this feature, as well as the method of calculating the amount of the beneficial conversion feature.

Additionally, the Chief Financial Officer reviewed all of the Company's other internal controls over financial reporting , as well as all accounting policies and procedures and internal controls, and no other material weaknesses or significant deficiencies were identified as of the date of filing this report with the SEC, and no other changes were made to the internal controls over financial reporting during the quarter ended September 30, 2005..

Other actions underway include the following:

            -the Company is in the process of selecting a consulting firm it will retain to assist in the implementation of Section 404 compliance with the Sarbanes-Oxley Act, which we expect to implement fully in 2006;

            -the Company is in the process of attempting to diversify the composition of the Board of Directors and is planning to set up an audit committee and a compensation committee of the Board of Directors by the end of 2005.

The remedial actions to correct the material weakness associated with the internal controls over financial reporting for beneficial conversion features were implemented as of June 30, 2005. These remedial actions will materially affect the Company's internal controls over financial reporting. We anticipate completion of all other actions by December 31, 2005, except for 404 compliance which we expect to have fully implemented in 2006. There were no material costs incurred during the quarters ended June 30, 2005 and September 30, 2005 associated with these remedial actions. There are no additional material costs expected to be incurred as a result of the implementation of these remedial actions, since all of these actions were previously planned by the Company for implementation in 2005 and 2006 or were insignificant in amount. Accordingly, these remedial actions have not resulted in any material costs which have affected the Company's liquidity and we do not expect these remedial actions to result in material costs that will adversely affect the Company's liquidity in the future.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2005, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and 2005 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its disclosure controls and procedures.

The Company issued it Series A Preferred Stock in June 2004 and its Series B Preferred Stock in September 2004 through March 2005. In its financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005, the Company did not allocate any portion of the proceeds of these stock issuances to any beneficial conversion features of the preferred stock. After filing its quarterly report for the quarter ended March 31, 2005 on Form 10-QSB, the Company received a comment letter from the staff of the Securities and Exchange Commission dated June 22, 2005 that requested, among other things, confirmation that management of the Company considered the guidance of certain accounting pronouncements in determining whether a portion of the proceeds of the Company's Series A Preferred Stock issued in June 2004 and Series B Preferred Stock issued in September 2004 through March 2005 should be allocated to the beneficial conversion features. After receipt of the SEC's comment letter, the Company reevaluated its disclosure controls and procedures and its internal controls over financial reporting and presented to the Company's independent certified public accountants its plan to institute remedial actions to address this material weakness in its disclosure controls and procedures for the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. The remedial actions implemented during the three months ended June 30, 2005 were the following:

            -the Company hired a new Chief Financial Officer effective June 14, 2005 who has reviewed the Company's disclosure controls and procedures regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27 and has implemented a special review and analysis process prior to the execution of legal agreements for all planned issuances of convertible securities to determine the amount of any beneficial conversion features, their related accounting treatment and disclosure requirements. These remedial actions were implemented by June 30, 2005.

            -the Company's accounting policies and checklists relating to the selection and application of appropriate accounting policies now includes, as of June 30, 2005, an item requiring the consideration of whether or not convertible securities issuances include a beneficial conversion feature and, if so, to describe the method of accounting for this feature, as well as the method of calculating the amount of the beneficial conversion feature.

Additionally, the Chief Financial Officer reviewed all of the Company's other internal controls over financial reporting, as well as all accounting policies and procedures and internal controls, and no other material weaknesses or significant deficiencies were identified as of the filing of this report with the SEC, and no other changes were made to the internal controls over financial reporting during the quarter ended September 30, 2005.

Other actions underway include the following:

            -the Company is in the process of selecting a consulting firm it will retain to assist in the implementation of Section 404 compliance with the Sarbanes-Oxley Act, which we expect to implement in 2006;

            -the Company is in the process of attempting to diversify the composition of the Board of Directors and is planning to set up an audit committee and a compensation committee of the Board of Directors by the end of 2005.

The remedial actions to correct the material weakness associated with the disclosure controls and procedures for beneficial conversion features were implemented as of June 30, 2005. We anticipate completion of all other actions by December 31, 2005, except for 404 compliance which we expect to have fully implemented in 2006. There were no additional material costs incurred as a result of the implementation of these remedial actions, nor is it expected that any material costs will be incurred in the future associated with these remedial actions, since all of these actions were previously planned by the Company for implementation in 2005 and 2006 or were insignificant in amount, and accordingly, the Company does not expect any costs associated with these actions to have an adverse affect on the liquidity of the Company.

During the three months ended June 30, 2005, management also concluded that it was necessary to restate the Company's financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005 included in its Report on Form10-QSB/A to properly account for the beneficial conversion features associated with its Series A Preferred Stock and its Series B Preferred Stock issued in 2004 and 2005 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. This resulted in a change made to the Company's financial statements. Specifically, management calculated the value of the beneficial conversion features and determined it was $50,000 for the Series A Preferred Stock at the date of issuance. Of this amount, $48,300 was the amount of the unamortized embedded beneficial feature assumed as part of the reverse merger with Robotic Workspace Technologies, Inc. in August 2004. The beneficial conversion feature is being amortized over five (5) years and accordingly $3,600 was amortized through Accumulated Deficit through December 31, 2004 and $2,500 was amortized to Accumulated Deficit during the three months ended March 31, 2005 and $2,500 was amortized to Accumulated Deficit for the three months ended June 30, 2005. During the quarter ended September 30, 2005, 43,550 shares of Series A Preferred Stock were converted into 8,710,001 shares of Common Stock of the Company, and accrued dividends of $1,250 were converted into 25,510 shares of Common Stock of the Company. Accordingly, $13,832 of the unamortized beneficial conversion feature associated with the converted Series A Preferred Stock was amortized to Accumulated Deficit and credited to Additional Paid in Capital during the three months ended September 30, 2005. Additionally, $1,629 of the remaining beneficial conversion feature was amortized through Accumulated Deficit for the three months ended September 30, 2005. The total beneficial conversion feature amortized through Accumulated Deficit associated with the remaining outstanding Series A Preferred Stock was $6,629 through the nine months ended September 30, 2005. Management also determined that of the $148,000 proceeds received from the issuance of the Series B Preferred Stock during the quarter ended March 31, 2005, $141,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $141,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of March 31, 2005. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $148,000 of proceeds received when the Series B Preferred Stock was issued amounted to $39,400.

In accordance with the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of its internal controls over financial reporting as of September 30, 2005 and the Company's principal executive officer and principal financial officer concluded that the Company's internal controls over financial reporting were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and 2005 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27, as discussed above. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its internal controls over financial reporting.

As stated above, the Company received a comment letter from the staff of the Securities and Exchange Commission dated June 22, 2005 that requested, among other things, confirmation that management of the Company considered the guidance of certain accounting pronouncements in determining whether a portion of the proceeds of the Company's Series A Preferred Stock issued in June 2004 and Series B Preferred Stock issued in September 2004 through March 2005 should be allocated to the beneficial conversion feature. After receipt of the SEC's comment letter, the Company reevaluated its internal controls over financial reporting and presented to the Company's independent certified public accountants its plan to institute remedial actions to address this material weakness in its internal control over financial reporting for the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. The remedial actions and changes in internal controls over financial reporting that have materially affected the Company's internal controls over financial reporting and that were implemented during the three months ended June 30, 2005 were the following:

            -the Company hired a new Chief Financial Officer effective June 14, 2005 who has reviewed the Company's internal controls over financial reporting regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27 and has implemented a special review and analysis process prior to the execution of legal agreements for all planned issuances of convertible securities to determine their related accounting treatment and disclosure requirements. These remedial actions were implemented by June 30, 2005.

            -the Company's accounting policies and checklists relating to the selection and application of appropriate accounting policies now includes, as of June 30, 2005, an item requiring the consideration of whether or not convertible securities issuances include a beneficial conversion feature and, if so, to describe the method of accounting for this feature, as well as the method of calculating the amount of the beneficial conversion feature.

Additionally, the Chief Financial Officer reviewed all of the Company's other internal controls over financial reporting, as well as all accounting policies and procedures and internal controls, and no other material weaknesses or significant deficiencies were identified as of the filing of this report with the SEC, and no other changes were made to the internal controls over financial reporting during the quarter ended September 30, 2005.

Other actions underway include the following:

            -the Company is in the process of selecting a consulting firm it will retain to assist in the implementation of Section 404 compliance with the Sarbanes-Oxley Act, which we expect to implement in 2006;

            -the Company is in the process of attempting to diversify the composition of the Board of Directors and is planning to set up an audit committee and a compensation committee of the Board of Directors by the end of 2005.

The remedial actions to correct the material weakness associated with the internal controls over financial reporting for beneficial conversion features were implemented as of June 30, 2005. These remedial actions will materially affect the Company's internal controls over financial reporting. There were no other changes to the internal controls over financial reporting made during the second or third quarter ended September 30, 2005. We anticipate completion of all other actions by December 31, 2005, except for 404 compliance which we expect to have fully implemented in 2006. There were no additional material costs incurred as a result of the implementation of these remedial actions, nor is it expected that any material costs will be incurred in the future associated with these remedial actions, since all of these actions were previously planned by the Company for implementation in 2005 and 2006 or were insignificant in amount, and accordingly, the Company does not expect any costs associated with these actions to have an adverse affect on the liquidity of the Company.

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

In July and August 2005 the Company obtained an additional $100,000 of funds through the private placement sale of 6,666,667 shares of the Company's common stock at $0.015 per share. This offering ended on August 8, 2005. Additionally, on July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $0.015 per share.

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell Capital. The Convertible Debenture bears interest at the rate of 12% per annum and is due on April 7, 2006. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the "Conversion Shares"). In the event of default by the Company, the principal of the Convertible Debenture is convertible into Conversion Shares at a price of $.005 per share. The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company.

Obligation of the Company to Repay to Cornell Capital Principal and Interest Due Under the Convertible Debenture with All of its Revenues, if Any, When Such Revenues Are Received

The Company is obligated to pay directly to Cornell Capital all revenues it receives until the principal amount and all accrued interest on the Convertible Debenture has been paid in full. With respect to the sale of these securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Innova so as to make an informed investment decision. More specifically, Innova had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company's securities.

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

                                          Innova Holdings, Inc.


Dated: November 21, 2005                  By: /s/ Walter Weisel
                                              -----------------------------
                                              Walter Weisel
                                              Chief Executive Officer