Form 10KSB/A
period 2004-12-31
INNOVA HOLDINGS
filed 2005-11-22
CIK 1156784

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 3



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

   5. Market for Common Equity and Related Stockholder Matters............17

   6. Management's Discussion and Analysis or Plan of Operation...........20

   7. Financial Statements................................................21

   8. Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosures..............................................21

   8A. Controls and Procedures............................................23


   8B. Other Information .................................................26

PART III

   9.  Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the Exchange Act.........27

   10. Executive Compensation.............................................29

   11. Security Ownership of Certain Beneficial Owners and Management.....31

   12. Certain Relationships and Related Transactions.....................33

   13. Exhibits ..........................................................34

   14. Principal Accountant Fees and Services.............................36


NOTE: Registrant has filed this Report on Form 10-KSB/A in order to restate the financial statements included in its Form 10-KSB filed on April 19, 2005 and to revise its disclosure under ITEM 8A.- CONTROLS AND PROCEDURES.

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

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its disclosure controls and procedures.

The Company issued its Series A Preferred Stock in June 2004 and its Series B Preferred Stock in September 2004. In its financial statements for the year ended December 31, 2004, the Company did not allocate any portion of the proceeds of these stock issuances to any beneficial conversion features of the preferred stock. After filing its annual report on Form 10-KSB, the Company received a comment letter from the staff of the Securities and Exchange Commission dated June 22, 2005 that requested, among other things, confirmation that management of the Company considered the guidance of certain accounting pronouncements in determining whether a portion of the proceeds of the Company's Series A Preferred Stock issued in June 2004 and Series B Preferred Stock issued in September 2004 should be allocated to the beneficial conversion feature.

After receipt of the SEC's comment letter, the Company's Chief Executive Officer and Chief Financial Officer reevaluated the Company's disclosure controls and procedures regarding the proper accounting treatment of the preferred stock issuances in 2004 and presented to the Company's independent certified public accountants its plan to institute remedial actions to address this material weakness in its disclosure controls and procedures regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. These remedial actions are the following:

            -the Company hired a new Chief Financial Officer effective June 14, 2005 who has reviewed the Company's disclosure controls and procedures regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27 and has implemented a special review and analysis process prior to the execution of legal agreements for all planned issuances of convertible securities to determine the amount of any beneficial conversion features, their related accounting treatment and disclosure requirements. This remedial action was implemented by June 30, 2005.

            -the Chief Financial Officer is in the process of reviewing all of the Company's other disclosure controls and procedures, as well as all accounting policies and procedures and internal controls and appropriate changes will be made to correct any material weaknesses or significant deficiencies identified by October 31, 2005;

            -the Company's accounting policies and checklists relating to the selection and application of appropriate accounting policies now includes, as of June 30, 2005, an item requiring the consideration of whether or not convertible securities issuances include a beneficial conversion feature and, if so, to describe the method of accounting for this feature, as well as the method of calculating the amount of the beneficial conversion feature;

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

Management also concluded that it was necessary to restate the Company's financial statements for the year ended December 31, 2004 included in this Report on Form10-KSB/A to properly account for the beneficial conversion features associated with its Series A Preferred Stock and its Series B Preferred Stock issued in 2004 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. This resulted in a change made to the Company's financial statements. Specifically, management calculated the values of the beneficial conversion features and determined that of the $125,000 proceeds received from the issuance of the Series A Preferred Stock, $50,000 was allocated to the beneficial conversion feature embedded in the Series A Preferred Stock on the date of issuance based on a conversion price of $.005 per share. Of this amount, $48,300 was the unamortized embedded beneficial feature assumed as part of the reverse merger with Robotic Workspace Technologies, Inc. in August 2004. The beneficial conversion feature is being amortized over five
(5) years and accordingly $3,600 was amortized through Accumulated Deficit through December 31, 2004. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $125,000 of proceeds received when the Series A Preferred Stock was issued amounted to $50,000. Of the $377,000 proceeds received from the issuance of the Series B Preferred Stock, $146,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $146,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of December 31, 2004. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $377,000 of proceeds received when the Series B Preferred Stock was issued amounted to $158,500.

Based upon the foregoing, management restated its financial statements for the year ended December 31, 2004 as follows:

            (1) the Company restated its Balance Sheet and Statements of Stockholders' Deficit by increasing its Accumulated Deficit from $(7,290,680) to $(7,440,780) to reflect the charge of $150,100 arising from the beneficial conversion features of its preferred stock issuances;

            (2) the Company restated its Balance Sheet and Statements of Stockholders' Deficit by increasing its Additional Paid In Capital from $3,492,621 to $3,687,421 to reflect the beneficial conversion features of the Series A Preferred Stock of $48,300 and the Series B Preferred Stock of $146,500, for a total increase of $194,800;

            (3) the Company restated its Balance Sheet and Statements of Stockholders' Deficit by decreasing the amount of Stockholders' Deficit from $(3,426,385) to $(3,381,685) to reflect the net change of $44,700 resulting from the beneficial conversion features of its Series A Preferred Stock and Series B Preferred Stock;

            (4) the Company restated its Balance Sheet by decreasing the amount of the Mandatorily Redeemable Series A Preferred Stock from $125,000 to $80,300, a decrease of $44,700, to reflect the amount of $48,300 representing the unamortized beneficial conversion feature assumed at the time of the reverse merger with Robotic Workspace Technologies, Inc. in August 2004 associated with its Series A Preferred Stock less $3,600 representing the amount amortized to Accumulated Deficit for the period ended December 31, 2004;

            (5) the Company restated its Statements of Operations by increasing the net loss applicable to common shareholders from $(1,426,931) to $(1,577,031) to reflect the $150,100 charge to Accumulated Deficit;

            (6) the Company added a new Note 11 to its Financial Statements explaining the restated financial statements described above.

In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of its internal controls over financial reporting as of December 31, 2004 and the Company's principal executive officer and principal financial officer concluded that the Company's internal controls over financial reporting were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27, as discussed above. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its internal controls over financial reporting.

As stated above, the Company received a comment letter from the staff of the Securities and Exchange Commission dated June 22, 2005 that requested, among other things, confirmation that management of the Company considered the guidance of certain accounting pronouncements in determining whether a portion of the proceeds of the Company's Series A Preferred Stock issued in June 2004 and Series B Preferred Stock issued in September 2004 should be allocated to the beneficial conversion feature. After receipt of the SEC's comment letter, the Company reevaluated its internal controls over financial reporting and presented to the Company's independent certified public accountants its plan to institute remedial actions to address this material weakness in its internal control over financial reporting for the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27.. These remedial actions are the following:

            -the Company hired a new Chief Financial Officer effective June 14, 2005 who has reviewed the Company's internal controls over financial reporting regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27 and has implemented a special review and analysis process prior to the execution of legal agreements for all planned issuances of convertible securities to determine the amount of any beneficial conversion features, their related accounting treatment and disclosure requirements. This remedial action was implemented by June 30, 2005.

            - the Chief Financial Officer is in the process of reviewing all of the Company's other internal controls over financial reporting, as well as all accounting policies and procedures and internal controls, and appropriate changes will be made to correct any material weaknesses or significant deficiencies identified by October 31, 2005;

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

            -the Company is in the process of selecting a consulting firm it will retain to assist in the implementation of Section 404 compliance with the Sarbanes-Oxley Act., which we expect to implement fully in 2006;

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


CRAIG W. CONKLIN was the Chief Operating Officer and Vice President since May 2003 through August 25, 2004, and a Director since May 2003. From January 2003 through May 2003, he served as President and Director of the Company. Mr. Conklin has served as President and Director of HTCS since HTCS's inception in November 1992, and was a founding shareholder. HTCS acquired the Company in a reverse acquisition in January 2003. Mr. Conklin's duties included marketing and operations of the Company. Mr. Conklin holds a B.S. in engineering from the Dartmouth College, and an MBA from the Amos Tuck School of business. Mr. Conklin was formerly employed by Owens-Corning Fiberglas, Inc. and he operated and sold Golf & Electric Carriages, Inc., a local distributorship for Club Car Golf Carts.


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

                                   INNOVA HOLDINGS, INC.


Date: November 21, 2005                By: /s/ Walter K. Weisel
                                       --------------------------
                                       Walter K. Weisel
                                       Chairman, CEO and Director


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 21, 2005                  By: /s/ Walter K. Weisel
                                          -----------------------------------
                                          Walter K. Weisel, Chairman, CEO
                                          and Director

Date:  November 21, 2005                  By: /s/ Eugene Gartlan
                                          -----------------------------------
                                          Eugene Gartlan, Chief
                                          Financial Officer and Principal
                                          Accounting Officer

Date:  November 21, 2005                  By: /s/ Gary F. McNear
                                          -----------------------------------
                                          Gary. F McNear, Director


Date:  November 21, 2005                  By: /s/ Craig W. Conklin
                                          -----------------------------------
                                          Craig W. Conklin, Director


Date:  November 21, 2005                  By: /s/ Martin Nielson
                                          ------------------------------------
                                          Martin Nielson, Director