Form 10QSB/A
period 2005-03-31
INNOVA HOLDINGS
filed 2005-11-22
CIK 1156784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 2

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

                           PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities............................13

Item 6.    Exhibits ..........................................................13

Note: Registrant has filed this Report on Form 10-QSB/A in order to restate the Financial Statements included in its Form 10-QSB filed on May 24, 2005 and to revise its disclosure under Item 3 - Control and Procedures.

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

         Unaudited Consolidated Balance Sheet as of March 31, 2005.............5

         Unaudited Consolidated Statements of Operations for the
               three months ended March 31, 2005 and March 31, 2004............6

         Unaudited Consolidated Statements of Cash Flows for the
               three months ended March 31, 2005 and March 31, 2004............7

         Notes to Unaudited Consolidated Financial Statements..................8

                              INNOVA HOLDINGS, INC.
                                  BALANCE SHEET
                                 March 31, 2005
                                  (Unaudited)

                                     ASSETS

Current assets
  Cash                                                              $    33,999
                                                                    -----------
    Total current assets                                                 33,999

Property and equipment, net                                               7,272
                                                                    -----------

    TOTAL ASSETS                                                    $    41,271
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt                              $    37,700
  Accounts payable                                                      828,501
  Accrued expenses                                                    1,528,607
  Notes payable                                                         395,500
  Dividend payable                                                       15,488
                                                                    -----------
    Total current liabilities                                       $ 2,805,796
                                                                    -----------

Long-term debt                                                      $   951,400

Mandatorily redeemable series A preferred stock                     $    82,800

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    525,000 shares issued and outstanding                           $       525
  Common stock, $.001 par value, 900,000,000 shares authorized,
  371,296,897 shares issued and outstanding                             371,297
  Additional paid-in capital                                          3,971,302
  Accumulated deficit                                                (8,141,849)
                                                                    -----------
    Total Stockholders' Deficit                                     $(3,798,725)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    41,271
                                                                    ===========

                              INNOVA HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                  (Unaudited)

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
                                                =============     =============

                              INNOVA HOLDINGS, INC
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                  (Unaudited)

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and 2005 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its disclosure controls and procedures.

The Company issued it Series A Preferred Stock in June 2004 and its Series B Preferred Stock in September 2004 through March 2005. In its financial statements for the quarter ended March 31, 2005, the Company did not allocate any portion of the proceeds of these stock issuances to any beneficial conversion features of the preferred stock. After filing its quarterly report on Form 10-QSB, the Company received a comment letter from the staff of the Securities and Exchange Commission dated June 22, 2005 that requested, among other things, confirmation that management of the Company considered the guidance of certain accounting pronouncements in determining whether a portion of the proceeds of the Company's Series A Preferred Stock issued in June 2004 and Series B Preferred Stock issued in September 2004 through March 2005 should be allocated to the beneficial conversion feature.

After receipt of the SEC's comment letter, the Company's Chief Executive Officer and Chief Financial Officer reevaluated the Company's disclosure controls and procedures regarding the proper accounting treatment of the preferred stock issuances in 2004 and 2005, and presented to the Company's independent certified public accountants its plan to institute remedial actions to address this material weakness in its disclosure controls and procedures regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. These remedial actions are the following:

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

            -the Chief Financial Officer is in the process of reviewing all of the Company's disclosure controls and procedures, as well as all accounting policies and procedures and internal controls, and appropriate changes will be made to correct any material weaknesses or significant deficiencies identified by October 31, 2005;

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

Management also concluded that it was necessary to restate the Company's financial statements for the quarter ended March 31, 2005 included in this Report on Form10-QSB/A to properly account for the beneficial conversion features associated with its Series A Preferred Stock and its Series B Preferred Stock issued in 2004 and 2005 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. This resulted in a change made to the Company's financial statements. Specifically, management calculated the value of the beneficial conversion features and determined it was $50,000 for the Series A Preferred Stock at the date of issuance. Of this amount, $48,300 was the amount of the unamortized embedded beneficial feature assumed as part of the reverse merger with Robotic Workspace Technologies, Inc. in August 2004. The beneficial conversion feature is being amortized over five (5) years and accordingly $3,600 was amortized through Accumulated Deficit through December 31, 2004 and $2,500 was amortized to Accumulated Deficit during the three months ended March 31, 2005. Management also determined that of the $148,000 proceeds received from the issuance of the Series B Preferred Stock during the quarter ended March 31, 2005, $141,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $141,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of March 31, 2005. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $148,000 of proceeds received when the Series B Preferred Stock was issued amounted to $39,400.

Based upon the foregoing, Management restated its financial statements for the quarter ended March 31, 2005 as follows:

      (1) the Company restated its Balance Sheet by increasing its Accumulated Deficit from $(7,847,749) to $(8,141,849) to reflect the charge of $294,100 arising from the beneficial conversion features of its preferred stock issuances in 2004 and 2005;

      (2) the Company restated its Balance Sheet by increasing its Additional Paid In Capital from $3,635,002 to $3,971,302 to reflect the beneficial conversion features of the Series A Preferred Stock of $48,300 and the Series B Preferred Stock issued in 2004 and 2005 of $146,500 and $141,500, respectively, for a total increase of $336,300;

      (3) the Company restated its Balance sheet by decreasing the amount of Stockholders' Deficit from $(3,840,925) to $(3,798,725) to reflect the net change of $42,200 resulting from the beneficial conversion features of its Series A Preferred Stock and Series B Preferred Stock;

      (4) the Company restated its Balance Sheet by decreasing the amount of the Mandatorily Redeemable Series A Preferred Stock from $125,000 to $82,800, a decrease of $42,200, to reflect the amount of $48,300 representing the unamortized beneficial conversion feature assumed at the time of the reverse merger with Robotic Workspace Technologies, Inc. in August 2004 associated with its Series A Preferred Stock less the amount amortized to Accumulated Deficit of $3,600 for the period ended December 31, 2004 and $2,500 for the quarter ended March 31, 2005;

      (5) the Company restated its Statements of Operations by increasing the net loss applicable to common shareholders from $(557,069) to $(701,069) to reflect the $144,000 charge to Accumulated Deficit;

      (6) the Company added a new Note 6 to its Financial Statements explaining the restated financial statements described above.

In accordance with the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of its internal controls over financial reporting as of March 31, 2005 and the Company's principal executive officer and principal financial officer concluded that the Company's internal controls over financial reporting were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and 2005 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27, as discussed above. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its internal controls over financial reporting.

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

                                 Innova Holdings, Inc.

Dated: November 22, 2005         By:   /s/ Walter Weisel
                                       ----------------------------
                                       Walter Weisel
                                       Chief Executive Officer