Form 10QSB/A
period 2005-06-30
INNOVA HOLDINGS
filed 2005-11-22
CIK 1156784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

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


Note: Registrant has filed this Report on Form 10-QSB/A in order to restate the financial statements included in its Form 10-QSB filed on August 22, 2005 and to revise its disclosure under Item 3 - Controls and Procedures.

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

      Unaudited Consolidated Balance Sheet as of June 30, 2005.................5

      Unaudited Consolidated Statements of Operations for the three months and the six months ended June 30, 2005 and June 30, 2004...........6

      Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004..............................7

      Notes to Unaudited Consolidated Financial Statements.....................8

                              INNOVA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                              $   147,785
                                                                    -----------
    Total current assets                                                147,785

Property and equipment, net                                              56,038
                                                                    -----------

Deferred financing cost                                                 100,000

    TOTAL ASSETS                                                    $   303,823
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt                              $    37,700
  Accounts payable                                                      572,652
  Accrued expenses                                                    1,366,067
  Notes payable                                                         395,500
  Dividend payable                                                       21,126
                                                                    -----------
    Total current liabilities                                       $ 2,393,045
                                                                    -----------

Long-term debt                                                      $   951,400

Mandatorily redeemable series A preferred stock                     $    85,300

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    525,000 shares issued and outstanding                           $       525
  Common stock, $.001 par value, 900,000,000 shares authorized,
    444,345,676 shares issued and outstanding                           444,346
  Additional paid-in capital                                          4,958,519
  Accumulated deficit                                                (8,529,312)
                                                                    -----------
    Total Stockholders' Deficit                                     $(3,125,922)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   303,823
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             INNOVA HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three and Six Months Ended June 30, 2005 and 2004
                                                  (Unaudited)

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

                              INNOVA HOLDINGS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
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

ITEM 3. CONTROLS AND PROCEDURES

      As of June 30, 2005, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and 2005 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its disclosure controls and procedures.

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

      Other actions underway to identify any other material weakness or significant deficiency, if any, include the following:

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

      Additionally, the Company is in the process of attempting to diversify the composition of the Board of Directors and is planning to set up an audit committee and a compensation committee of the Board of Directors by the end of 2005.

      The remedial actions to correct the material weakness associated with the disclosure controls and procedures for beneficial conversion features were implemented as of June 30, 2005. There were no changes in addition to these remedial measures discussed above that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. We anticipate completion of all other actions by December 31, 2005, except for 404 compliance which we expect to have fully implemented in 2006. There are no additional material costs expected to be incurred as a result of the implementation of these remedial actions, since all of these actions were previously planned by the Company for implementation in 2005 and 2006 or were insignificant in amount.

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

      In accordance with the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of its internal controls over financial reporting as of June 30, 2005 and the Company's principal executive officer and principal financial officer concluded that the Company's internal controls over financial reporting were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and 2005 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27, as discussed above. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its internal controls over financial reporting.

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

      Other actions underway to identify any other material weakness or significant deficiency, if any, include the following:

      -the Chief Financial Officer is in the process of reviewing all of the Company's other internal controls over financial reporting , as well as al accounting policies and procedures and internal controls, and appropriate changes will be made to correct any material weaknesses or significant deficiencies identified by October 31, 2005.

      -the Company is in the process of selecting a consulting firm it will retain to assist in the implementation of Section 404 compliance with the Sarbanes-Oxley Act, which we expect to implement fully in 2006;

      Additionally, the Company is in the process of attempting to diversify the composition of the Board of Directors and is planning to set up an audit committee and a compensation committee of the Board of Directors by the end of 2005.

      The remedial actions to correct the material weakness associated with the internal controls over financial reporting for beneficial conversion features were implemented as of June 30, 2005. There were no changes in addition to these remedial measures discussed above that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. We anticipate completion of all other actions by December 31, 2005, except for 404 compliance which we expect to have fully implemented in 2006. There are no additional material costs expected to be incurred as a result of the implementation of these remedial actions, since all of these actions were previously planned by the Company for implementation in 2005 and 2006 or were insignificant in amount.

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