Form 10KSB
period 2005-12-31
INNOVA HOLDINGS
filed 2006-04-24
CIK 1156784

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGEOF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

INNOVA HOLDINGS, INC.

(EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4868120
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

17105 SAN CARLOS BOULEVARD
SUITE A6151 FORT MYERS FL 33931
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(239) 466-0488
(ISSUER TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS REGISTERED:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
NONE	NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001
(TITLE OF CLASS)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒ Yes ☐ No

State issuer's revenues for its most recent fiscal year. $-0-. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 31, 2006, approximately $6,000,000

As of March 31, 2006 there were 548,927,867 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

☐ Yes ☒ No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements, which may be deemed to be made in this report. For this purpose, any statements contained in this Report, which are not statements of historical fact, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "will", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Innova Holdings, Inc. (Innova or the "Company") is a robotics automation technology company providing open-architecture PC motion control solutions and hardware and software systems-based solutions to the military, service, personal, and industrial robotic markets. The Company's plan of operations is to sell and license its technology to these markets and offer solutions, experience and know-how to meet its customers’ robotic technology needs. The motion control market includes software, hardware, and system integration services. Sophisticated controls are used on production equipment like industrial robots and machine tools, space and undersea exploration devices such as NASA’s robotic shuttle arm, homeland security and military devices such as mobile robots, and emerging technologies such as robots used in medical procedures and pharmacies. In addition, Innova will identify, develop and acquire technology that is or will become a market leader and to create opportunities to leverage its software into value-added applications when combined with other software solutions offered by the Innova group of companies.

The Company’s two subsidiaries are Robotic Workspace Technologies, Inc. (RWT™) and Innova Robotics, Inc.

-
RWT is a provider of open-architecture PC controls, software, and related products that improve the performance, applicability, and productivity of robots and other automated equipment in industrial environments, which according to the Robotic Industry Association there are approximately 1,000,000 robots installed worldwide and 121,000 in North America that are older installed units. Additionally, according to an ARC Advisory Group study, there is $65 billion of installed automation equipment that is in need of PC control upgrades. These are targets for RWT’s robot controllers to extend the mechanical life of the manufacturing devices and provide added functionality.

-
Innova Robotics enables development of technologies, applications, and markets in the mobile and service robot arena, and in particular the military market where the U.S. military has committed $33 billion to spend on achieving a substantial unmanned fighting force by 2010, which management of the Company believes will employ robotic technology; Innova Robotics is focused on this opportunity and last year NASA selected Innova as a sole sourced provider of control software and hardware to be used in its Hubble Spacecraft program.

Our software and hardware solutions benefit industrial robot users and developers of new robotic technologies in other markets like service robots for the military and homeland security uses. Innova offers its software bundled with its control systems or stand-alone to the development and system integration community. Software is sold as part of the Company’s control systems as well as through licensing. The Company’s patents also cover medical robotics.

Innova's management believes the Company is positioned to become a market leader for the industrial and service robot industry. This belief is based upon the expertise, experience, and patented technologies developed by RWT, which has served the industrial market for over ten years.

Principal Technology Products and Business Solutions

Innova, through RWT, delivers its software through the sale of control systems and the licensing of its software to end-user companies, system integrators, manufacturing support providers, software development companies, and other parties. RWT holds three (3) pioneer patents issued by the USPTO that cover all applications pertaining to the interface of a general use computer and the mobility of robots, regardless of specific applications.

Control Systems

The Company offers two control systems, the Universal Robot Controller and the Universal Automation Controller.

Universal Robot Controller

The Universal Robot Controller(TM) (URC(TM)) is the open-architecture control system that operates the robot. It includes the general purpose PC running Microsoft(R) Windows, the RWT-developed RobotScript® robot programming software, and other software programs that can be used to communicate with other PC devices and platforms including the Internet. The URC also contains dedicated separate processors for real-time motion control of the robot. The URC provides a range of standard communication and interface ports for plug-and-play connectivity and interoperability. The URC features an expandable input/output bus required for auxiliary equipment. All electro-mechanical systems in the URC are programmed using RobotScript, which is an easy-to-use English-language programming environment.

Universal Automation Controller

The Universal Automation Controller(TM) (UAC(TM)), which is in the later stages of development and is expected to be released soon, is a general-purpose motion control system for automated machines with fewer than 5-6 axis of movement. The UAC provides the power of a full-featured open PC motion controller and Programmable Logic Controller (PLC) in one easy to use PC control system. It provides direct motion control for complex machines and adds "soft PLC" (software control of Input/Output). The enhanced motion control capabilities provide greater functionality and full motion control of less sophisticated machinery as well. The UAC is powered by RWT's RobotScript software.

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

Licensing of Proprietary Software Solutions - Middleware

Robotscript

RobotScript is a universal programming language based on Microsoft's Visual Basic(R) Scripting Edition (VBScript(R)) software. It provides a robot programming environment that is simple to use and easy to learn. From a plain text file, robot programmers can easily control robot motion, coordinate input and output for auxiliary equipment, and communicate with other PC devices for reporting and data sharing. Because RobotScript operates in the Windows environment, challenges common to proprietary control schemes, such as networking and file sharing, are eliminated. RobotScript can access anything on the operating system or network as well as utilize the Internet for remote monitoring and control of equipment.

The software can also be used to easily create custom applications specific to customer needs. A software development kit (SDK) is available to allow even novice developers to quickly create a specialized interface for a particular use in meeting a customer's need.

The proven success of RobotScript has supported the development of a number of evolutionary, application-specific modules such as arc welding, vision systems and automation control. Additional modules are also in development or planned for other robotic applications such as:

o Guidance Systems

o Sensor Systems

o Voice Control Systems

o Tactile Control Systems

o Laser Welding

o Material Handling

o Medical Applications

o Elder Care Control Systems

o Plasma Cutting

o Autonomous Underwater Vehicles

o Homeland Security Systems

o Security Systems

o Pharmaceutical Production

o TIG/MIG Welding

o Medical Robotics

Gatekeeper

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

The Innova suite of software is marketed and sold to the service and personal robot markets through Innova Robotics, Inc., a wholly owned subsidiary of Innova. Generally, the Innova suite of software solutions is referred to as Middleware, which is connectivity software that consists of a set of enabling services that allow multiple processes running on one or more machines to interact across a network. Middleware is essential to migrating mainframe applications to client/server applications and to providing for communication across heterogeneous platforms. This technology has evolved during the 1990s to provide for interoperability in support of the move to client/server architectures. In the context of Innova’s markets, it is this Middleware that enables industrial robots to communicate with enterprise systems like purchasing, inventory control and other enterprise wide systems. In the military arena, this Middleware, in management’s opinion, would enable an unmanned mobile robotic vehicle to communicate reconnaissance intelligence with the Logistics Command and in return receive updated operational instructions. Communications to and between unmanned aircraft (UAV) is also possible.

Markets Served

The markets served are the military, service, personal, and industrial robotic markets, which are discussed below.

Industrial Robots - Market Overview

Installations

According to a report released by the UNITED NATIONS ECONOMIC COMMISSION FOR EUROPE (UNECE) in cooperation with the INTERNATIONAL FEDERATION OF ROBOTICS (IFR), of which RWT is a supporting member:

o worldwide investment in industrial robots was up 17 percent in 2004 and in the first half of 2005, orders were up another 13 percent

Worldwide growth between 2005 and 2008 is forecast at an average annual rate of about 6 percent.

According to the US-based ROBOTIC INDUSTRIES ASSOCIATION (RIA):

o North American robotics companies posted record new orders in 2005, surpassing its previous high set in 1999. A total of 18,228 robots valued at $1.16 billion were ordered by North American manufacturing companies, an increase of 23% in units and 17% in dollars over 2004 totals. When orders placed by companies outside of North America are added, the final totals are 19,445 robots valued at $1.22 billion, gains of 21% in units and 15% in dollars over last year.

Estimates are that between a minimum of 848,000 units to a possible maximum of 1,120,000 million robots are currently operational worldwide. Japan leads with some 356,483 units, followed by the European Union with 278,906 units and about 125,235 units in the United States. (RIA estimates 158,000 robots are being used in the United States placing the U.S. second to Japan in robot usage).

In Europe, Germany leads with 120,544 units; Italy has 53,244; Spain 21,893, and the United Kingdom some 14,176 units, according to UNECE.

Installations and Operational Stock of Industrial Robots 2002 , 2003, and 2004 and Forecasts for 2004-2008 Number of Units
	Yearly Installations				Operational Stock at Year End
Country	2002	2003	2004	2008	2002	2003	2004	2008
Japan	25,373	31,588	37,086	45,900	350,169	348,734	356,483	390,500
North American	9,955	12,693	13,444	16,500	103,515	112,390	121,937	155,700
(US, Canada, Mexico)
Germany	11,862	13,081	13,401	14,900	105,212	112,393	120,544	151,100
Europe, rest of	14,816	14,751	15,895	18,800	139,566	149,632	158,362	197,000
Asia/Australia	5,123	8,991	15,225	24,500	60,427	73,987	86,710	142,400
Other Countries*	1,466	372	317	400	11,216	3,337	3,728	5,000

Totals	68,595	81,476	95,368	121,000	770,105	800,473	847,764	1,041,700

*UNECE changed the country groups in 2003, moving smaller European countries from “Other Countries” to “Europe.”
Source: UNECE, IFR and national robot associations.

Users

The primary users of industrial robots in the United States of America include automotive manufacturers and automotive suppliers, food and consumer goods companies, semiconductor and electronics firms, metalworking companies, plastics and rubber manufacturers, and increasingly sciences, pharmaceutical, and biomedical businesses. According to RIA, small, medium, and large companies in just about every industry have taken advantage of the productivity, quality, and flexibility gains that robots provide in order to compete successfully in the global market. RIA notes that robot use jumped 30% in the life sciences, pharmaceutical, and biomedical industries in 2005. Automotive manufacturers, the largest users of robots, increased their orders by 49% in 2005. Orders jumped 14% to automotive components companies. Combined, these two sectors accounted for 70% of new robot orders in 2005.

Applications

With regard to applications, the biggest growth areas this year have been for robots used in material handling applications (+45%), arc welding (+37%) and spot welding (+19%)., according to RIA.

Sales

The market for the Company's Universal Robot Controller is the retrofit market for mechanical arms which benefit from a controls replacement. In management’s opinion, virtually all of the 848,000 + older robots have antiquated control systems that require replacement in order to improve functionality to current standards of the robotic industry, and to drastically reduce the costs of spare parts. Currently, owners of these older robots must buy their spare parts from the Original Equipment Manufacturers (OEMs) and management believes that since these spare parts for the controller are proprietary to the OEM, the costs of these spare parts is very high compared to the cost of standard, commercially available, off-the-shelf components and thus provide a substantial profit margin to the OEMs. RWT's Universal Robotic Controller is a state-of-the-art solution built using standard components whenever possible which in management's opinion provides more features, functionality, and value than the controllers of the robot OEMs. The URC was developed and has been successful as a “Plug and Play” upgrade.

Service Robots - Market Overview

The service robot industry is rapidly emerging and according to many it is expected to be large. In reporting the following data, UNECE cautions that because many companies did not provide market data, the figures reported probably underestimate significantly the true sales amounts as well as the installed base of service robots.

Regardless, the scope of applications is beginning to expand and we are experiencing an increasing demand for software to function as the middleware for connectivity, interoperability, and ease of integration between high-powered software and devices. We are beginning to see in the professional service robot sector robots used for handling bombs and hazardous materials evolve such that there is a need to interface with, for example, Homeland Security systems using vision, audio, mobility, and for data collection and data delivery. The U.S. Government has appropriated $33 billion to develop an unmanned fighting force. The goal is to convert 30 percent of its fighting force to unmanned systems by 2010. As the market better realizes the potential of such applications, there will be a substantial push for open software standards. RWT's RobotScript is now poised to enter this market as the only proven middleware offering with substantial scope of applications and functionality throughout all sectors of the Service Robots market.

Professional Use

According to UNECE, at the end of 2004, it is estimated that some 25,000 units were in operation. The value of professional service robots in use is estimated at $3.6 billion. This market is expected to grow by 50,000 units between 2005 and 2008. Specific areas of use are:

o Underwater systems
o Cleaning robots
o Laboratory robots
o Demolition and construction
o Medical robots
o Mobile robot platforms/general
o Defense, rescue, security
o Field robots (milking, forestry)

With 5,320 units, underwater systems accounted for 21 percent of the total number of service robots for professional use installed through 2004. Thereafter followed cleaning robots and laboratory robots with 14 percent each, and construction and demolition robots with 13 percent. Medical robots and mobile robot platforms for general use accounted for 11 percent each. Field robots, e.g., milking robots and forestry robots, had a share of nearly 9 percent and defense, rescue, and security applications 5 percent. Minor installation numbers were counted for logistic systems (270 units), inspection systems (235 units) and public relation robots (20).

The unit prices for professional service robots range from less than $10,000 to well over $1,000,000. The most expensive service robots are the underwater systems ($300,000 to more than $1,000,000), medical robots with a wide range from $100,000 to $1,000,000, followed by milking robots ($200,000).

The stock of service robots for professional use is forecast to increase by 50,000 units in the period 2005-2008. Application areas with strong growth are humanoid robots, underwater systems, defense, rescue and security applications, laboratory robots, professional cleaning robots, medical robots, and mobile robot platforms for multiple use.

Entertainment Use

Robots for entertainment and leisure use, which include toy robots, is forecast at about 2.5 million units most of which are very low cost. The sales value is estimated at $4.4 billion, according to UNECE.

Personal Use

At the end of 2003, about 610,000 service robots - autonomous vacuum cleaners and lawn-mowing robots - were in operation. It is projected that sales of all types of domestic robots (vacuum cleaning, lawn mowing, window cleaning and other types) in the period 2005-2008 could reach some 4.5 million units with an estimated value of $3 billion, according to UNECE.

SALES AND MAKETING

The sales and marketing channels employed by Innova include direct sales, re-sellers, websites, distributors, system integrators and other partners. The Company continues to establish these relationships.

Industrial Controls

The sales for the Universal Robot Controller (URC) and the Universal Automation Controller (UAC) will be directed from the company's offices in Ft. Myers, Florida. RWT will have a sales representative organization in place in Detroit, Cincinnati, Chicago and Atlanta with systems integrators through the country being supported from these regional offices as well as from headquarters in Ft. Myers. As the territories in the southwest and in the lower central U.S. develop, it is anticipated that sales representative organizations will be used with a direct support person knowledgeable in applications engineering and our software capabilities.

Service Robots

The sales, licensing and software applications support for the service robot activity is headquartered out of Ft. Myers, Florida, Another event for the Company will be several service robot conferences and expositions sponsored by Robotics Trends and AUVSI as well as other conferences and trade shows for the military market. Additionally, partnerships have been established and will continue to be forged with key universities such as Florida Gulf Coast University and another recently agreed to with Embry-Riddle Aeronautical University.

Marketing

Our marketing and sales materials are generated from the home office in Ft. Myers, Florida using our existing marketing and public relations firm, INCOMM International Inc. Additional high-level support for closing deals at corporate levels is also be supported out of Ft. Myers, Florida.

Protection of Trade Secrets and Patents - Significant Litigation

On December 9, 2004, RWT filed a case in the United States District Court for the Middle District of Florida against ABB, Inc. and ABB Robotics AB. The action alleges misappropriation and theft of trade secrets, breach of contract, and breach of the covenant of good faith. The action stems from dealings between the parties in 2002. RWT seeks a trial by jury, an injunction prohibiting continued use of RWT's trade secrets, and money damages. It is possible that ABB, Inc. or ABB Robotics AB will counterclaim, although no counterclaims have yet been filed. The action is entitled Robotic Workspace Technologies, Inc. v. ABB, Inc. and ABB Robotics AB, Case No. 2:04-cv-611-FtM-29-SPC . The case has progressed to the deposition stage.

RWT Business From1994 Through 2004

RWT started operations in 1994 with the intent to develop a PC based coordinated motion controller for industrial robots. Up to that point in time, virtually everyone in the industry doubted if a PC based controller, using an open architecture system and based on Microsoft's platform, could ever be developed and accepted as a standard in the industry. RWT dedicated significant resources and time, over $6 million and six years, to successfully develop such a controller and was awarded three pioneer utility patents by the USPTO. RWT successfully established itself as a provider of a Universal Robot Controller to the industrial market, and in particular to the automobile industry, the key market for RWT products. In November 2000, after 10 months of due diligence verifying source code and the operations of the Universal Robot Controller at Ford and other production facilities, the Ford Motor Company investment group invested $3.0 million in RWT and Ford planned a substantial order for RWT's Universal Robot Controllers. Also, Ford received the first rights to RWT's development and up to 80% of RWT's production capacity. The Ford Vice President for Body Assembly, Stamping, and Structures joined the RWT Board of Directors.

In June 2001, a joint international press conference announcing the Ford investment in RWT was held at the 32nd International Robotics Conference and Exposition. Additionally, 10 Universal Robot Controllers were successfully sold and installed in non-automotive manufacturing environments. However, the business of RWT was drastically and adversely affected by the economic recession and the impact on the automobile industry after the September 11, 2001 attacks in the US. After the September 11, 2001 attacks, Ford cancelled their planned orders due to large losses they were incurring. The resulting continued downturn in the economy and RWT's inability to raise additional capital resulted in the termination of all its employees, except the Chief Executive Officer and several contract employees. RWT substantially shut down its operations during December 2002. The Ford investment was subsequently purchased by the Company and the shares were retired.

RWT today is an aggressive company that is building market share in its core market - control software systems, and is pursuing new markets, in particular the military market. The Company’s plan is to be the solution provider for robot users and to make the Universal Robot Controller and Universal Automation Controller the systems of choice for small and medium size manufacturing companies as well as the automotive market and the military market.

 Activities of Hy-Tech Prior to the Merger With RWT

Innova was previously named Hy Tech Technology Group, Inc. (Hy Tech) and had as its sole operating activities its wholly owned operating subsidiary Hy Tech Computer Systems, Inc. (HTCS). On August 25, 2004, Hy Tech completed the reverse acquisition into RWT in which RWT was deemed to be the "accounting acquirer." Simultaneously, Hy Tech sold its Hy-Tech Computer Systems, Inc. subsidiary and discontinued its computer systems sales and services business. Prior to these transactions, Hy-Tech changed its name to Innova Holdings, Inc.

In January 31, 2003, HTCS completed a reverse acquisition into SRM Networks, an Internet service provider and web hosting business, in which HTCS was deemed the "accounting acquirer.” SRM Networks, Inc., a Nevada corporation, was incorporated on June 8, 2001and as part of the reverse merger agreement changed its state of incorporation to Delaware. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc. and HTCS discontinued SRM Network's Internet business.

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

On April 29, 2003, Hy Tech entered into an agreement called an "Option to Purchase" ("Settlement Agreement") with SunTrust Bank under which Hy Tech agreed to settle all pending litigation and satisfy all judgments obtained against the HTCS subsidiary by SunTrust Bank. Hy Tech agreed to pay a total of $1.5 million by August 28, 2003 in full settlement of all of SunTrust's claims of approximately $3.7 million. Under the terms of the Settlement Agreement, Hy Tech delivered $1.0 million dollars to SunTrust on April 29, 2003. This $1.0 million represents all of the proceeds of the sale of the Convertible Debenture described below. Hy Tech also agreed to pay SunTrust three installments of $65,000 each in June 2003, July 2003, and August 2003, and the balance of $305,000 on or before August 28, 2003. Hy Tech used part of the proceeds from the Factoring Line of Credit to pay the August 28, 2003 installment of $305,000 due to SunTrust Bank, and all other amounts were paid. As a result of this settlement, Hy Tech obtained the ownership of the Sun Trust judgment, per the Settlement Agreement.

On April 22, 2003, Hy Tech entered into an Advisory Agreement (the "Advisory Agreement") with Altos Bancorp Inc. ("Altos") pursuant to which Altos agreed to act as the Company's exclusive business advisor for a one-year period. Martin Nielson was President of Altos and subsequently became Chairman and Chief Executive Officer of Hy Tech. Altos advised Hy Tech regarding equity and debt financings, strategic planning, mergers and acquisitions, and business developments.

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

Between the date of the merger and the end of November 2003, the Convertible Debenture was fully converted to Common Stock of Hy Tech.

The Company received a subpoena from the SEC dated May 10, 2005 relating to an investigation of trading in certain OTC stocks, including the Company's common stock. The subpoena seeks documents relating to the merger and financing transactions entered into by the Company in April 2003. The investigation is still in its early stages and the Company is not able to predict what actions, if any, the SEC may take against the Company as a result of the investigation. In August 2004, the Company completed a reverse merger with Robotic Workspace Technology, Inc. (RWT). The subpoena concerns transactions that occurred 16 months before the RWT merger. The management of the Company, including Walter Weisel, who took office as Chief Executive Officer of the Company in August 2004 following the merger with RWT, intends to cooperate to the fullest extent possible in the investigation.

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

In May 2003, Martin Nielson assumed full time responsibilities as Chief Executive Officer, brought new investors to the company, and was chartered to transform Hy Tech away from being a custom systems builder. During the fiscal year, Hy Tech took steps necessary to design the new business strategy and commenced the implementation of this strategy, which also included growth by acquisition. Among these steps taken were:

o construction of the details of the new plan that led to the decision to transform and then divest HTCS

o restructuring of the personnel and reduction of costs and writing off unproductive assets

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

In February 2004, Hy Tech announced its planned changes that included its planned acquisition of Robotic Workspace Technologies (RWT) and the intended divestiture of HTCS. Such changes were in keeping with Hy Tech's new plan to grow by acquisitions, to differentiate itself by adding unique technologies, by converting to e-commerce selling and distribution techniques and by adding complementary, higher margin services.

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

The determination of the number of shares of Hy Tech common stock exchanged for the RWT common stock was determined in arms length negotiations between the Boards of Directors of Hy Tech and RWT. The negotiations took into account the value of RWT's financial position, results of operations, products, prospects and other factors relating to RWT's business. At the time of the execution of the Agreement, there were no material relationships between RWT and Hy Tech or any of its affiliates, any director, or officer of Hy Tech, or any associate of any such officer or director.

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

The determination of the consideration in the Encompass transaction was determined in arms length negotiations between the Boards of Directors of Hy Tech and Encompass. The negotiations took into account the value of the assets sold to Encompass and the consideration received. At the time of the transaction, there were no material relationships between Encompass and Hy Tech or any of its affiliates, any director, or officer of Hy Tech, or any associate of any such officer or director.

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

Trademarks and Patents

The Company has the following trademarks and patents:
RWT(TM)
Universal Robot Controller(TM)
URC(TM)
RobotScript(R)
TeachPoint File Creator(TM)
Gatekeeper(TM)
ControlScript(TM)
CMMScript(TM)
MediScript(TM)
Robotic Artists(TM)
Service Robots(TM) SM

RWT Patents

First Patent number 6,442,451 - awarded September 5, 2002 - Versatile robot control system - Abstract - An improved, versatile robot control system comprises a general purpose computer with a general purpose operating system in electronic communication with a real-time computer subsystem. The general-purpose computer includes a program execution module to selectively start and stop processing of a program of robot instructions and to generate a plurality of robot move commands. The real-time computer subsystem includes a move command data buffer for storing the plurality of move commands, a robot move module linked to the data buffer for sequentially processing the moves and calculating a required position for a robot mechanical joint. The real-time computer subsystem also includes a dynamic control algorithm in software communication with the move module to repeatedly calculate a required actuator activation signal from a robot joint position feedback signal.

Second Patent number 6,675,070 - awarded April 5, 2004 - Automation equipment control system Abstract - A automation equipment control system comprises a general-purpose computer with a general-purpose operating system in electronic communication with a real-time computer subsystem. The general-purpose computer includes a program execution module to selectively start and stop processing of a program of equipment instructions and to generate a plurality of move commands. The real-time computer subsystem includes a move command data buffer for storing the plurality of move commands, a move module linked to the data buffer for sequentially processing the moves and calculating a required position for a mechanical joint. The real-time computer subsystem also includes a dynamic control algorithm in software communication with the move module to repeatedly calculate a required actuator activation signal from a joint position feedback signal.

Third Patent number 6,922,611 - awarded July 26, 2005 - Reflects the company’s continuing R&D efforts in open-architecture PC control technology spearheaded by RWT. Each of the Company’s patents pertains to RWT’s versatile PC control system suitable for controlling robots of various electromechanical configurations, other automation equipment, and its common programmer/operator interface.

Research and Development

There was approximately $43,000 spent on R & D during the last two years, primarily to enhance the functionality of the Company’s software and control systems.

Employees

At the end of 2005, the Company had seven full time employees and several independent contractors providing services.

Contracts

The Company entered into contracts with two independent contractors, B. Smith Holdings, Inc. (B.Smith) and Stratex Solutions, LLC (Stratex). The contract with B. Smith, which became effective January 14, 2005, is for business development, sales, and marketing services, is for a term of five years, and is automatically renewable annually thereafter unless terminated by either party by giving written notice of no less than 30 days. Under the terms of the contract, the Company will pay B. Smith a monthly engagement fee of $10,000 provided certain sales and other objectives are met, a commission on such sales, stock options equal to 1% of the common stock outstanding on a fully dilutive basis vesting over a three year period, reimbursement of approved expenses, and a one-time payment of 6 million shares of common stock. The monthly fee is payable in cash or common stock at the option of the Company; if common stock, the price per share shall be $.005 for the two weeks ended January 31, 2005 and thereafter at the closing bid price on the fifteenth day of the calendar month, or the closest trading day, for which such fee is earned. B. Smith has agreed to keep all inventions, trade secrets and other information about the Company confidential and to not compete with the Company during the term of the agreement and for one year thereafter. This contract was terminated as of August 1, 2005.

The contract with Stratex, effective December 15, 2004, is for certain business planning, financial and accounting services and is for a term of five years which is automatically renewable annually thereafter unless terminated by either party by giving written notice of no less than 30 days. Under the terms of the contract, the Company will pay Stratex $10,000 monthly for the first 6 months and $15,000 monthly thereafter, provided certain stipulated objectives are met. The Company shall have the option to pay Stratex in either cash or common stock; if common stock, the price per share shall be $.005 through December 15, 2005 and thereafter at the closing bid price on the first trading day of the calendar month for which such fee is earned. Additionally, the Company will grant to Stratex stock options equal to 2% of the common stock outstanding on a fully dilutive basis vesting over a three-year period and reimbursement of approved expenses. If the agreement with Stratex is terminated without just cause or if there is a change of ownership of the Company or any of its subsidiaries, then all remaining unexercised outstanding stock options shall immediately vest to the benefit of Stratex. Stratex is also eligible for incentive fees as determined by the board of directors. If the agreement with Stratex is terminated without just cause, Stratex will receive a payment equal to twenty-four months of the full monthly fee payable to Stratex immediately prior to the termination. Stratex has agreed to keep all inventions, trade secrets and other information about the Company confidential and to not compete with the Company during the term of the agreement and for one year thereafter. . Eugene V. Gartlan, President of Stratex, was employed by the Company on June 14, 2005 as the Chief Financial Officer and the contract with Stratex was simultaneously terminated with no termination fee required.

On January 24, 2006, the Company entered into a Letter Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”), under which the Company agreed to purchase and CoroWare agreed to sell all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers, and all other tangible and intangible assets including all developed software.

CoroWare is a systems integration firm with particular expertise in the area of mobile service robotics. CoroWare is the only mobile service robotics company to join the Microsoft ® Windows Embedded Partner Program. CoroWare uses the Windows XP Embedded operating system to power its mobile service robots, which are based on de facto standards, off-the-shelf hardware and proven software.

The Letter Agreement indicates that the purchase price will consist of: (a) up to $450,000 in cash, of which $100,000 is non-contingent and the balance of $350,000 is contingent based on sales and the gross profit percentage of the CoroWare business; (b) up to 30,000,000 restricted shares of the Company’s common stock, of which 5,000,000 are non-contingent and vest in three equal annual installments commencing one year from the closing, and the balance of 25,000,000 is contingent based on sales and the gross profit percentage of the Coroware business; and (c) 2,000,000 common stock options exercisable at $.018 per share, vesting in three equal annual installments commencing one year from the closing, with a term of ten years from the date of grant, to be allocated to employees of CoroWare. In addition, the Company shall assume specific liabilities of CoroWare in the amount of $98,168, and no other liabilities. The purchased business asssets will be placed in a new subsidiary of the Company, which will change its name to “CoroWare” after the closing.

In the event that the Company enters into a binding agreement to sell all of its stock or assets, or all of the assets acquired from CoroWare, prior to receipt by CoroWare of all of the restricted share portion of the purchase price to be paid under the Agreement, then the remaining portion of the restricted share component of the purchase price shall be delivered to CoroWare immediately prior to the closing of such transaction.

The new subsidiary shall enter an employment agreement with each key employee of CoroWare. In addition, in the first twelve month period following closing, such key employees shall be eligible for a compensation bonus, based on sales of not less than $1,900,000.

The Company’s obligation to purchase the assets set forth in the Agreement is subject to a satisfactory due diligence review. If the Company does not notify CoroWare on or prior to April 30, 2006 that it is not satisfied with the results of the due diligence review, this requirement will be deemed met. For purposes of the Agreement, the Company will be deemed satisfied with the due diligence review if (a) audited financial statements to be delivered by CoroWare are not materially different from the unaudited financial information previously provided to the Company by Coroware; and (b) all other information relating to the business assets of CoroWare does not differ materially from the information provided to the Company by CoroWare prior to the date of the Agreement.

The obligations under the Agreement terminate in the event that (a) a definitive written agreement is not executed by April 30, 2006; (b) the transaction contemplated by the Agreement has not closed by May 31, 2006; or (c) there is a material adverse change in the business of either the Company or CoroWare.

The determination of the consideration to be paid in the transaction was determined in arms length negotiations between the Boards of Directors of the Company and CoroWare. The negotiations took into account the value of the assets sold to Company and the consideration paid. At the time of the transaction, there were no material relationships between CoroWare and the Company, or any of its affiliates, any director or officer of the Company, or any associate of any such officer or director.

Recent Financing Transactions

On June 14, 2005, the Company entered into a Standby Equity Distribution Agreement (the “Equity Distribution Agreement”) with Cornell Capital Partners, LP (“Cornell”). Under the Equity Distribution Agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000 over a period of up to twenty four (24) months. The purchase price for the shares is equal to 96% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance of funds. Cornell is paid a fee equal to 5% of each advance, which is retained by Cornell from each advance. The amount of each advance is subject to an aggregate maximum advance amount of $400,000, with no advance occurring within five trading days of a prior advance. The Company will pay a structuring fee of $500 for each advance made under the Equity Distribution Agreement. The Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) that registers for resale the common stock that will be issued to Cornell under the Equity Distribution Agreement. No advance of funds will be made under the Equity Distribution Agreement until the registration statement is declared effective by the SEC. The registration statement was declared effective by the SEC on December 22, 2005.

In connection with the transaction, Cornell received a one-time commitment fee of 2,608,696 restricted shares of the Company's common stock, equal to approximately $90,000 based on the Company’s stock price on May 4, 2005. These shares were registered for resale in the registration statement for the common stock to be issued under the Equity Distribution Agreement. The Company also issued to Cornell its promissory note for $300,000. The principal of the note is payable in three $100,000 installments due on the 30th, 60th and 90th days following the date the registration statement for the Cornell shares was declared effective. The promissory note does not bear interest except in the event of a default. The Company also paid $20,000 in cash to Cornell and its affiliates for structuring and due diligence fees.

On June 14, 2005, the Company entered into a Placement Agent Agreement with Monitor Capital Inc. (the “Placement Agent”), a registered broker-dealer, to act as its exclusive placement agent in connection with the Equity Distribution Agreement. The Placement Agent agreed to advise the Company regarding the Equity Distribution Agreement. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 289,855 restricted shares of common stock, equal to approximately $10,000 based on the Company’s stock price on May 4, 2005. These shares were registered for resale in the registration statement for the Cornell shares.

During the first quarter of 2006, the Company utilized the Equity Distribution Agreement and sold 74,232,572 shares of common stock to Cornell for gross proceeds of $635,000, which increased the number of shares outstanding to approximately 541,307,000 shares at the end of March 2006. Of the gross proceeds received, Cornell was paid $31,750 in commitment fees and $4,500 in structuring fees. Additionally, $20,000 of the promissory note due Cornell was paid to Cornell during the three months ended March 31, 2006. Also, the Company received a waiver from Cornell delaying the payment of the remaining amounts due on the promissory note to no later than December 31, 2006.

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. The lender has agreed to a repayment plan that extends the term to December 31, 2006.

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell. Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell. The Convertible Debenture bears interest at the rate of 12% per annum and is due on April 7, 2006. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the “Conversion Shares”). The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company. The convertible debenture was repaid in full by the due date.

During September through December 2005, the Company also entered into short-term debt obligations other than in the ordinary course of business. All of the short-term debt bears interest at the rate of 10% per annum. The following table sets for the names of the lenders, the amount of the loans, the dates of the loans and the due date of the loans:

Lender	Amount of Loan	Date of Loan	Due Date
Eugene Gartlan	$40,000	September 19, 2005	October 19, 2005
Jerry Horne	$50,000	September 22, 2005	October 22, 2005
James Marks	$30,000	September 22, 2005	October 22, 2005
Eugene Gartlan	$5,000	October 5, 2005	January 5, 2006
Rick Wynns	$30,000	October 3, 2005	November 3, 2005
Rick Wynns	$30,000	October 14, 2005	February 14, 2006
Gary McNear	$1,000	November 22, 2005	February 22, 2006
Jerry Horne	$50,000	November 28, 2005	December 28, 2005
James Marks	$21,000	December 21, 2005	March 21, 2006

All of the lenders are shareholders of the Company. Mr. Gartlan is also the Chief Financial Officer of the Company. Mr. McNear is a Director of the Company. All lenders have agreed to repayment terms that extend the due date to December 31, 2006

ITEM 2. DESCRIPTION OF PROPERTY

On May 15, 2005 the Company leased 4,000 square feet of space at 15870 Pine Ridge Road, Ft Myers, Florida which will be used as its primary operations. The lease is with Gulf To Bay Construction, Inc., with monthly payments of $3,533 through June 1, 2010. The lease has five (5) successive renewal options each for a period of two (2) years. The rent will increase annually by 3%. The space is the location of the Company's Research, Design and Engineering center as well as office space for up to fifteen (15) employees.

On June 15, 2005 the Company entered into a lease with Bola Industries, LLC for approximately 4,000 square feet of production space located at 30946 Industrial Road, Livonia Michigan. The lease was on a monthly basis and expired on March 31, 2006. The rent was $3,775 monthly and included all utilities, use of all equipment on site including certain heavy equipment, and use of internet service.

Rental expense for the operating leases for the years ended December 31, 2005 and 2004 was $51,035 and $17,344, respectively.

ITEM 3. LEGAL PROCEEDINGS

There are no lawsuits against the Company as of March 31, 2006. There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the common stock of the Company is a party adverse to the Company.

The Company received a subpoena from the SEC dated May 10, 2005 relating to an investigation of trading in certain OTC stocks, including the Company's common stock. The subpoena seeks documents relating to the merger and financing transactions entered into by the Company in April 2003. The investigation is still in its early stages and the Company is not able to predict what actions, if any, the SEC may take against the Company as a result of the investigation. In August 2004, the Company completed a reverse merger with Robotic Workspace Technology, Inc. (RWT). The subpoena concerns transactions that occurred 16 months before the RWT merger. The management of the Company, including Walter Weisel, who took office as Chief Executive Officer of the Company in August 2004 following the merger with RWT, intends to cooperate to the fullest extent possible in the investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders

We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales price of our Common Stock as reported on the NASD Over-the-Counter Bulletin Board for each quarterly period during fiscal year ended December 31, 2005 and December 31, 2004.

Common Stock

Year Ended December 31, 2005	High	Low
First quarter	$0.032	$0.008
Second quarter	$0.067	$0.015
Third quarter	$0.042	$0.010
Fourth quarter	$0.023	$0.009

Year Ended December 31, 2004	High	Low
First quarter	$0.056	$0.012
Second quarte	$0.017	$0.006
Third Quarter	$0.014	$0.006
Fourth Quarter	$0.010	$0.005

There are approximately 130 record holders of common equity as of March 31, 2006.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, the Company has issued $125,000 of Series A Preferred Stock and $525,000 of Series B Preferred Stock all of which earns a 5% dividend, payable in either cash or common stock of the Company. Such dividends on these Preferred Stock will be paid before any dividends on common stock. The board of directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table set forth the information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	103,107,400	$0.016	5,042,600
Total	103,107,400	$0.016	5,042,600

On April 12, 2005 the Company adopted a Stock Option Plan authorizing options on 100,000,000 shares. On July 15, 2003 the Company adopted a Stock Option Plan authorizing options on 5,000,000 shares. On October 29, 2003 the Company authorized options on 10,900,000 shares to be issued to senior management. On April 15, 2004 the Company adopted a Stock Option Plan authorizing options on 3,150,000 shares. Under all of these plans, the Company issued options for 1,000,000 shares. During 2004 the Company authorized 33,962,655 options to be awarded to directors, an employee and an independent contractor. During 2005, the Company awarded a net amount of options totaling 54,719,259 to employees and an independent contractor.  And on April 12, 2006 the Company authorized an increase in the Stock Option Plan for an additional 50,000,000 shares, bring the total options authorized to 150,000,000 shares..

The Company is planning to file an S-8 registration statement in June 2006 for the Company's stock option plan. Options granted through December 31, 2005 to be included are 71,500,000 shares to directors and management, 13,000,000 shares for employees and 12,121,276 shares to Stratex Solutions, LLC, a consulting firm that provided financial and accounting support services to the Company. Additionally, options were granted for another 20,000,000 shares in March 2006 to directors and another 5,500,000 to employees.

Robotic Workspace Technologies, Inc. had a stock option plan in effect at the time of the merger with the Company, under which plan there were options granted for the equivalent of 15,266,865 shares of the Company, after adjusting for the ratio of stock exchange in the merger agreement, which will also be included in the S-8 filing. There are no remaining shares to be granted under that plan.

Stock Options

There are a total 128,607,400 outstanding options to purchase common equity of Innova Holdings, Inc. as of March 15, 2006.

Convertible Securities

On July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. The due date has been extended to July 22, 2006.

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell Capital. The Convertible Debenture bears interest at the rate of 12% per annum and is due on April 7, 2006. The Company will pay directly to Cornell Capital all revenues it receives until the principal amount and all accrued interest on the Convertible Debenture has been paid in full. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the "Conversion Shares"). In the event of default by the Company, the principal of the Convertible Debenture is convertible into Conversion Shares at a price of $.005 per share. The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company. These debentures were paid in full as of the due date.

On June 23, 2004, the Company entered into a private placement of 125,000 shares of its Series A Preferred Stock for an aggregate issue price of $125,000 with the holders of the Company's Convertible Debentures. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible into the number of shares of common stock equal to $1.00 divided by a price equal to the lesser of 75% of the average closing bid price of the Company's common stock over the twenty trading days preceding conversion or $0.005, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by the Company five years after issuance at $1.00 per share plus accrued and unpaid dividends, (v) may be redeemed by the Company at any time for $1.30 per share plus accrued and unpaid dividends (vi) grants rights to acquire one share of Common Stock for each share of Common Stock issued on conversion at a price per share equal to the average of the closing price of the Common Stock on the five business days preceding the date of conversion for a period of one year from the date of conversion, and (vii) has no voting rights except when mandated by Delaware law.

In the event that the Company had not completed the merger with RWT and RWT had not raised $500,000 in new capital by August 27, 2004, then each of the holders of the Series A Preferred Stock could elect to convert their shares into (a) a demand note payable by the Company, in the principal amount equal to the purchase price of the Series A Preferred Stock plus accrued and unpaid dividends, with interest at the rate of ten percent (10%) until paid in full and (b) warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.005 per share, with a term of two (2) years from the date of issuance, and standard anti-dilution provisions regarding stock splits, recapitalizations, and mergers, for each $25,000 of Series A Preferred Stock purchased. Since RWT had not raised $500,000 by August 27, 2004 the holders of the Series A Preferred Stock could have elected to convert their shares into the demand note but none of the holders elected to do so. This issuance of the Series A Preferred Stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act. During the quarter ended September 30, 2005, 43,550 shares of Series A Preferred Stock were converted into 8,710,001 shares of Common Stock of the Company, and accrued dividends of $1,250 were converted into 25,510 shares of Common Stock of the Company. And in March 2006 25,000 shares of series A Preferred Stock were converted into 5,000,000 shares of Common Stock, and accrued dividends of $1,250 were converted into 31,510 shares of Common Stock of the Company.

In September 2004, the Company authorized $525,000 of Series B Preferred Stock, convertible into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion. At December 31, 2004 $377,000 of the Series B Preferred Stock had been sold; as of March 31, 2005 all of the Series B Preferred Stock was sold. During the quarter ended December 31, 2005, 33,000 shares of Series B Preferred Stock were converted into 6,600,001 shares of Common Stock of the Company. This issuance of the Series B Preferred Stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act.

Penny Stock Regulation

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operation

During the next twelve months, the Company expects to aggressively market and sell its Universal Robot Controller, complete the development of its Universal Automation Controller and license its software in the service, personal and industrial markets. The Company, during the past ten years, successfully developed its open architecture PC based Universal Robot Controller and developed its RobotScript, Gatekeeper and related software. Additionally, the development of the Universal Automation Controller was commenced and is now in its final stages. As discussed in Item 1 of this document, management believes there is a large market opportunity for its controllers and software, and management intends to aggressively pursue those opportunities. Specifically, the Company is implementing its operating plan and is expanding its sales organization by adding additional direct sales representatives and partnering with system integrators. Also, the Company is aggressively implementing its current marketing plan to create awareness of its products and to communicate the value of its solutions to the industrial, military and other robotic markets. In addition, the Company has identified several new features and functionality it wants to incorporate into its robotic control system and has commenced its technology development activities to develop the next generation of control systems and communication systems. Management expects to continue to constantly upgrade and improve its software and system solutions.

The Company does not expect to sell any of its property or equipment in the next twelve months, nor does it expect to purchase any real property in the next twelve months.. During the next twelve months the Company expects to purchase certain equipment to support software development, testing and continued deployment of its technologies. Additionally, the Company expects to purchase office equipment, computer equipment and laboratory development and testing equipment to support the planned increase of the number of employees of the Company.

In order to accomplish all of the goals established by the Company during the next twelve months, the Company intends to hire approximately 25 employees in software engineering and applications development, production, sales, and administration. The funds to finance this expansion are planned to be obtained from the use of the Standby Equity Distribution Agreement discussed below in this section as well as secure financing from private and institutional investors as well as debt financings.

Management believes the Company will be able to raise sufficient funds through these sources to meet its cash requirements for the next twelve months and beyond.

Recent Financing Transactions

On June 14, 2005, the Company entered into a Standby Equity Distribution Agreement (the “Equity Distribution Agreement”) with Cornell Capital Partners, LP (“Cornell”). Under the Equity Distribution Agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000 over a period of up to twenty four (24) months. The purchase price for the shares is equal to 96% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance of funds. Cornell is paid a fee equal to 5% of each advance, which is retained by Cornell from each advance. The amount of each advance is subject to an aggregate maximum advance amount of $400,000, with no advance occurring within five trading days of a prior advance. The Company will pay a structuring fee of $500 for each advance made under the Equity Distribution Agreement. The Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) that registers for resale the common stock that will be issued to Cornell under the Equity Distribution Agreement. No advance of funds will be made under the Equity Distribution Agreement until the registration statement is declared effective by the SEC. The registration statement was declared effective by the SEC on December 22, 2005.

In connection with the transaction, Cornell received a one-time commitment fee of 2,608,696 restricted shares of the Company's common stock, equal to approximately $90,000 based on the Company’s stock price on May 4, 2005. These shares were registered for resale in the registration statement for the common stock to be issued under the Equity Distribution Agreement. The Company also issued to Cornell its promissory note for $300,000. The principal of the note is payable in three $100,000 installments due on the 30th, 60th and 90th days following the date the registration statement for the Cornell shares was declared effective. The promissory note does not bear interest except in the event of a default. The Company also paid $20,000 in cash to Cornell and its affiliates for structuring and due diligence fees.

On June 14, 2005, the Company entered into a Placement Agent Agreement with Monitor Capital Inc. (the “Placement Agent”), a registered broker-dealer, to act as its exclusive placement agent in connection with the Equity Distribution Agreement. The Placement Agent agreed to advise the Company regarding the Equity Distribution Agreement. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 289,855 restricted shares of common stock, equal to approximately $10,000 based on the Company’s stock price on May 4, 2005. These shares were registered for resale in the registration statement for the Cornell shares.

During the first quarter of 2006, the Company utilized the Equity Distribution Agreement and sold 74,232,572 shares of common stock to Cornell for gross proceeds of $635,000, which increased the number of shares outstanding to approximately 541,307,000 shares at the end of March 2006. Of the gross proceeds received, Cornell was paid $31,750 in commitment fees and $4,500 in structuring fees. Additionally, $20,000 of the promissory note due Cornell was paid to Cornell during the three months ended March 31, 2006. Also, the Company received a waiver from Cornell delaying the payment of the remaining amounts due on the promissory note to no later than December 31, 2006.

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. The lender has agreed to a repayment plan that extends the term to December 31, 2006.

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell. Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell. The Convertible Debenture bears interest at the rate of 12% per annum and is due on April 7, 2006. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the “Conversion Shares”). The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company. The convertible debenture was repaid in full by the due date.

During September through December 2005, the Company also entered into short-term debt obligations other than in the ordinary course of business. All of the short-term debt bears interest at the rate of 10% per annum. The following table sets for the names of the lenders, the amount of the loans, the dates of the loans and the due date of the loans:

Lender	Amount of Loan	Date of Loan	Due Date
Eugene Gartlan	$40,000	September 19, 2005	October 19, 2005
Jerry Horne	$50,000	September 22, 2005	October 22, 2005
James Marks	$30,000	September 22, 2005	October 22, 2005
Eugene Gartlan	$5,000	October 5, 2005	January 5, 2006
Rick Wynns	$30,000	October 3, 2005	November 3, 2005
Rick Wynns	$30,000	October 14, 2005	February 14, 2006
Gary McNear	$1,000	November 22, 2005	February 22, 2006
Jerry Horne	$50,000	November 28, 2005	December 28, 2005
James Marks	$21,000	December 21, 2005	March 21, 2006

All of the lenders are shareholders of the Company. Mr. Gartlan is also the Chief Financial Officer of the Company. Mr. McNear is a Director of the Company. All lenders have agreed to repayment terms that extend the due date to December 31, 2006

The Company does not have any off-balance sheet arrangements.

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

During the two most recent fiscal involving their engagement which years involving their engagement, which years ended February 29, 2004 and February 28, 2003 and in the subsequent interim periods through the date of dismissal, there were no disagreements between the Company and Malone & Bailey, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Malone & Bailey, PLLC to make reference to the subject matter of the disagreement in connection with its reports.

During the two most recent fiscal years involving their engagement, which years ended February 29, 2004 and February 28, 2003 and in the subsequent interim periods through the date of dismissal, Malone & Bailey, PLLC did not advise the Company that:

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

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

As of December 31, 2004, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were ineffective because the Company had not properly accounted for certain beneficial conversion features associated with its Series A Preferred Stock and Series B Preferred Stock issued in 2004 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. Management concluded that the failure to properly account for and disclose the beneficial conversion features was a material weakness in its disclosure controls and procedures.

The Company issued its Series A Preferred Stock in June 2004 and its Series B Preferred Stock in September 2004. In its financial statements for the year ended December 31, 2004, the Company did not allocate any portion of the proceeds of these stock issuances to any beneficial conversion features of the preferred stock. After filing its annual report on Form 10-KSB, the Company received a comment letter from the staff of the Securities and Exchange Commission dated June 22, 2005 that requested, among other things, confirmation that management of the Company considered the guidance of certain accounting pronouncements in determining whether a portion of the proceeds of the Company’s Series A Preferred Stock issued in June 2004 and Series B Preferred Stock issued in September 2004 should be allocated to the beneficial conversion feature.

After receipt of the SEC’s comment letter, the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the Company’s disclosure controls and procedures regarding the proper accounting treatment of the preferred stock issuances in 2004 and presented to the Company’s independent certified public accountants its plan to institute remedial actions to address this material weakness in its disclosure controls and procedures regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. These remedial actions are the following:

-the Company hired a new Chief Financial Officer effective June 14, 2005 who has reviewed the Company’s disclosure controls and procedures regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27 and has implemented a special review and analysis process prior to the execution of legal agreements for all planned issuances of convertible securities to determine the amount of any beneficial conversion features, their related accounting treatment and disclosure requirements. This remedial action was implemented by June 30, 2005.

  - the Chief Financial Officer is in the process of reviewing all of the Company’s other disclosure controls and procedures, as well as all accounting policies and procedures and internal controls and appropriate changes will be made to correct any material weaknesses or significant deficiencies identified by October 31, 2005. There were no other material weaknesses of significant deficiencies identified;

-the Company’s accounting policies and checklists relating to the selection and application of appropriate accounting policies now includes, as of June 30, 2005, an item requiring the consideration of whether or not convertible securities issuances include a beneficial conversion feature and, if so, to describe the method of accounting for this feature, as well as the method of calculating the amount of the beneficial conversion feature;

-the Company is in the process of selecting a consulting firm it will retain to assist in the implementation of Section 404 compliance with the Sarbanes-Oxley Act, which we expect to implement fully in 2006;

-the Company is in the process of attempting to diversify the composition of the Board of Directors and is planning to establish an audit committee of the Board of Directors.

The remedial actions to correct the material weakness associated with the disclosure controls and procedures for beneficial conversion features were implemented as of June 30, 2005. All other actions were completed as of December 31, 2005, except for 404 compliance which we expect to have fully implemented in 2006. There are no additional material costs expected to be incurred as a result of the implementation of these remedial actions, since all of these actions were previously planned by the Company for implementation in 2005 and 2006 or were insignificant in amount.

Management also concluded that it was necessary to restate the Company’s financial statements for the year ended December 31, 2004 included in its Report on Form10-KSB to properly account for the beneficial conversion features associated with its Series A Preferred Stock and its Series B Preferred Stock issued in 2004 and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. This resulted in a change made to the Company’s financial statements. Specifically, management calculated the values of the beneficial conversion features and determined that of the $125,000 proceeds received from the issuance of the Series A Preferred Stock, $50,000 was allocated to the beneficial conversion feature embedded in the Series A Preferred Stock on the date of issuance based on a conversion price of $.005 per share. Of this amount, $48,300 was the unamortized embedded beneficial feature assumed as part of the reverse merger with Robotic Workspace Technologies, Inc. in August 2004. The beneficial conversion feature is being amortized over five (5) years and accordingly $3,600 was amortized through Accumulated Deficit through December 31, 2004. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $125,000 of proceeds received when the Series A Preferred Stock was issued amounted to $50,000. Of the $377,000 proceeds received from the issuance of the Series B Preferred Stock, $146,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $146,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of December 31, 2004. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $377,000 of proceeds received when the Series B Preferred Stock was issued amounted to $158,500.

Based upon the foregoing, management restated its financial statements for the year ended December 31, 2004 as follows:

(1)
the Company restated its Balance Sheet and Statements of Stockholders’ Deficit by increasing its Accumulated Deficit from $(7,290,680) to $(7,440,780) to reflect the charge of $150,100 arising from the beneficial conversion features of its preferred stock issuances;

(2)
the Company restated its Balance Sheet and Statements of Stockholders’ Deficit by increasing its Additional Paid In Capital from $3,492,621 to $3,687,421 to reflect the beneficial conversion features of the Series A Preferred Stock of $48,300 and the Series B Preferred Stock of $146,500, for a total increase of $194,800;

(3)
the Company restated its Balance Sheet and Statements of Stockholders’ Deficit by decreasing the amount of Stockholders’ Deficit from $(3,426,385) to $(3,381,685) to reflect the net change of $44,700 resulting from the beneficial conversion features of its Series A Preferred Stock and Series B Preferred Stock;

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

As stated above, the Company received a comment letter from the staff of the Securities and Exchange Commission dated June 22, 2005 that requested, among other things, confirmation that management of the Company considered the guidance of certain accounting pronouncements in determining whether a portion of the proceeds of the Company’s Series A Preferred Stock issued in June 2004 and Series B Preferred Stock issued in September 2004 should be allocated to the beneficial conversion feature. After receipt of the SEC’s comment letter, the Company reevaluated its internal controls over financial reporting and presented to the Company’s independent certified public accountants its plan to institute remedial actions to address this material weakness in its internal control over financial reporting for the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. These remedial actions are the following:

-the Company hired a new Chief Financial Officer effective June 14, 2005 who has reviewed the Company’s internal controls over financial reporting regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27 and has implemented a special review and analysis process prior to the execution of legal agreements for all planned issuances of convertible securities to determine the amount of any beneficial conversion features, their related accounting treatment and disclosure requirements. This remedial action was implemented by June 30, 2005.

- the Chief Financial Officer is in the process of reviewing all of the Company’s other internal controls over financial reporting, as well as all accounting policies and procedures and internal controls, and appropriate changes will be made to correct any material weaknesses or significant deficiencies identified by October 31, 2005. There were no other material weaknesses or significant deficiencies identified;

-the Company’s accounting policies and checklists relating to the selection and application of appropriate accounting policies now includes, as of June 30, 2005, an item requiring the consideration of whether or not convertible securities issuances include a beneficial conversion feature and, if so, to describe the method of accounting for this feature, as well as the method of calculating the amount of the beneficial conversion feature.

-the Company is in the process of selecting a consulting firm it will retain to assist in the implementation of Section 404 compliance with the Sarbanes-Oxley Act., which we expect to implement fully in 2006;

-the Company is in the process of attempting to diversify the composition of the Board of Directors and is planning to establish an audit committee and of the Board of Directors.

The remedial actions to correct the material weakness associated with the internal controls over financial reporting for beneficial conversion features were implemented as of June 30, 2005. All other actions were completed as of December 31, 2005, except for 404 compliance, which we expect to have fully implemented in 2006. There are no additional material costs expected to be incurred as a result of the implementation of these remedial actions, since all of these actions were previously planned by the Company for implementation in 2005 and 2006 or were insignificant in amount.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, principal executive officers and significant employees are as specified on the following table:

Name	Age	Position

Walter K. Weisel	65	Chairman, Chief Executive Officer and Director

Martin Nielson	54	Previously Chief Executive Officer and Chairman of the Board of Directors; Director

Gary F. McNear	61	Director; Previously C F O, Vice President, and Secretary

Craig W. Conklin	56	Director; Previously Chief Operating Officer and Vice President

Eugene V. Gartlan	61	Chief Financial Officer

Sheri Aws	44	Secretary

WALTER K. WEISEL became the Company's Chairman and Chief Executive Officer on August 25, 2004, the date the merger closed between the Company and RWT. With over thirty year’s experience, Mr. Weisel is recognized as a pioneer and leader in the robotics industry. An original founding member of the Robotic Industries Association (RIA), the U.S. robot manufacturers' trade association, Mr. Weisel served three terms as President. He served on the RIA Board of Directors and Executive Committee and, as a spokesperson for the industry, served as an advisor to members of the U.S. Trade Commission and the U.S. Department of Commerce. Mr. Weisel was a founding member of Robotics International (RI), a member society dedicated to the advancement of robotic technology. During his term as President the membership grew to over 16,000 members. In 1992 Mr. Weisel was awarded the Joseph F. Engelberger Award, which recognizes the most significant contribution to the advancement of robotics and automation in the service of mankind. Each year nominations are received from 26 nations worldwide. This award has been presented since 1977.

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

Mr. Weisel's employment agreement is dated July 19, 2000. Mr. Weisel's salary is $150,000 per annum plus a bonus at the discretion of the Board of Directors. The agreement stipulates that Mr. Weisel's salary will be increased to $200,000 and $250,000 when certain sales and profit objectives are met. The agreement is for a term of three years and automatically renews for successive one-year periods unless terminated by either party upon not less than sixty days prior to the renewal date. Mr. Weisel has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment. The agreement also requires the Company to pay Mr. Weisel all accrued compensation, which amounted to $487,500 as of December 31, 2005, upon receipt of additional capital of no less than $3,000,000.

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

Altos, which is an outgrowth of Nielson's M&A practice during his ten years in London is engaged in providing investment banking and business development services to growth oriented, emerging companies throughout the United States and Europe. Altos was retained by the Company to act as its business advisor, but that contract was concluded to coincide with the acquisition of RWT. Mr. Nielson is also a director of Advanced Communications Technologies, Inc.

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

EUGENE V. GARTLAN was appointed Chief Financial Officer of the Company in June 2005. Mr. Gartlan served as a consultant to the Company since December 15, 2004 through his wholly owned company, Stratex Solutions, LLC. ("Stratex"), a business consulting firm. Stratex earned 12,000,000 shares of the Company's common stock and received reimbursement of business expenses of approximately $12,000 as consideration for these consulting services. Mr. Gartlan served as the President of Stratex since June 2003. Stratex's compensation was based on a monthly salary of $10,000, payable in cash or common stock of the Company at the option of the Company. The price per share used to determine the number of shares earned if stock was paid was $.005 per share, the stock price on the date the Company and Stratex entered into the consulting agreement. No cash salary has been paid to Stratex. From June 2000 through June 2003 Mr. Gartlan was a self employed business consultant doing business under the name CFO Strategies and E. V. Gartlan. From June 2000 to June 2003, Mr. Gartlan was also an independent contractor with Whitestone Communications, Inc. serving in the capacity as a Managing Director of this investment banking firm specializing in mergers and acquisitions in the publishing industry. Mr. Gartlan's prior experience include positions as Chief Financial Officer of The Thomson Corporation's Information Publishing Group, Chief Financial Officer with Moody's Investors Service, Chief Financial Officer with International Data Group as well as several top financial management positions with The Dun & Bradstreet Corporation. Mr. Gartlan worked with Price Waterhouse earlier in his career and is a CPA in New York.

On June 30, 2005, the Company and Mr. Gartlan entered into an Employment Agreement effective as of June 14, 2005. The term of the employment agreement is five years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. For all the services to be rendered by Mr. Gartlan from June 14, 2005 through December 14, 2005, Mr. Gartlan shall be granted stock options to purchase 18,000,000 shares of common stock of the Company at the purchase price of $.036. Such options shall be granted under the terms of the Company's Stock Option Plan and shall vest equally over a period of three years, or upon death if sooner. After December 14, 2005, Mr. Gartlan shall be paid a salary of fifteen thousand dollars per month. The Company shall have the option to pay the salary in cash or in shares of common stock of the Company registered on Form S-8. The stock price shall be determined by the market price for the shares on the first business day of the month in which the salary is earned. If the Executive is terminated without cause, all remaining outstanding stock options that have not been exercised by Mr. Gartlan, including stock options to purchase 12,121,276 shares of common stock of the Company awarded by the Board of Directors of the Company to Stratex Solutions, LLC on December 15, 2004, shall immediately vest on the effective date of termination. If there is a change of ownership of the Company or any of its subsidiaries, all remaining outstanding stock options, including the Stratex Solutions options, that have not been exercised by Mr. Gartlan, shall immediately vest on the day immediately preceding the effective date of the change of ownership. Stratex Solutions is owned by Mr. Gartlan.

If employment is terminated by the Company without cause, Mr. Gartlan shall receive a payment equal to twenty four months of salary paid prior to the effective date of termination. The Company has the option to make this payment either in cash or in the common stock of the Company based on the per share market price of common stock at the time of termination. If during Mr. Gartlan's employment, the Company enters into an agreement which effectively will result in a change of control of the ownership of either the Company or Robotic Workspace Technologies, Inc. ("RWT"), the Company's wholly-owned subsidiary, or if the Company enters into an agreement which effectively will result in a change of ownership of the assets of the Company or RWT, Mr. Gartlan shall receive a payment equal to twenty four months of the salary paid prior to the effective date of the change of control. The Company shall make such payment in the common stock of the Company based on a price per share of $.005 if the effective date of the change of control is December 14, 2005 or sooner; thereafter the price per share shall be the market price of common stock at the time of the change in control. Regarding the change of ownership of the assets of the Company or RWT, such change of ownership shall be deemed to have occurred if the rights to use the software of Robotic Workspace Technologies, Inc., is granted or sold in settlement of claims made by the Company or RWT of trade secret violations or patent infringements, and such rights to use the software results in a settlement payment to the Company or RWT in a single payment or multiple payments, other than a long term licensing agreement typical of software licensing agreements.

In March 2006 the Company modified the 18,000,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $.036 to $.01. Additionally, Mr. Gartlan has 12,121,276 options that were granted to Stratex Solutions, Inc in December 2004 with an exercise price of $.005 per share and vest monthly over 5 years. These options were modified in March 2006 to vest over three years. Additionally, Mr. Gartlan received a bonus of 5,625,000 on March 10, 2006 which were valued at $50,000, based on $.009 per share, the closing price of the Company stock on the previous day.

SHERI AWS was appointed Secretary of the Company on September 14, 2004. Ms. Aws has served as Vice President of Administration of RWT, the Company's wholly owned subsidiary, since February 2004. Prior to that, Ms. Aws served as Executive Administrator, General Mortgage Corporation of America, from August 24, 2003 to February 2004; Director of Just for Kids, an after school and summer camp program for children, from December 2002 to August 2003; Assistant to the Chief Executive Officer of RWT from December 2002 through February 2004; and Administrative Assistant to Vice President of Marketing and Sales and Manager of Proposals and Contracts Administration for RWT.

Ms. Aws is employed as Vice President of Administration by RWT under an Employment Agreement dated February 24, 2004. Ms. Aws compensation is $60,000 per annum plus a bonus in the discretion of RWT. The agreement is for a term of one year, and automatically renews for successive one-year periods unless terminated by either party upon not less than thirty days notice prior to the renewal date. Ms Aws has agreed not to compete with RWT or solicit its customers or employees for a period of one year following the termination of her employment.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Except for the late filing of Form 3s in 2004 associated with the merger of the Company and RWT by the RWT shareholders owning 10% or more of the Company after the merger, and the late filing of Form 3 by certain officers of the Company, we believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities). The individuals who filed late Form 3s are Walter K. Weisel, Sheri Aws and Jerry E. Horne. None of these individuals have purchased or sold shares of the Company's common stock or preferred stock since the merger date and all Form 3s are currently filed.

CODE OF ETHICS DISCLOSURE COMPLIANCE

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The Code of Ethics was filed with the Securities and Exchange Commission as part of the Company’s report on Form 10-KSB for the year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the years ending December 31, 2005, December 31, 2004, and February 29, 2004.

Innova Holdings, Inc. Summary Compensation Table

					Restricted
Name & Position	Year	Salary	Bonus	Other	Stock	Options	LTIP	All Other

Walter K. Weisel	2005	$150,000	0.000	0	0	20,000,000	0	$69,100 Note 1
Chairman and CEO	2004	$150,000	0.000	0	0	5,000,000	0	0
(see note 1 and 3 below)	2003	$150,000	0.000	0	0	0	0	0

Martin Nielson	2005	$0	0.000	0	0	0	0	Note 2
Chairman and CEO	2004	$100,000	0.000	0	0	5,000,000	0	Note 2
(see notes 1,2 and 3 below)	2003	$116,667	0.000	0	0	0	0	0

Eugene V. Gartlan	2005	$0	0.000	0	12,000,000	18,000,000	0	$12,000 Note 4
Chief Financial Officer
(see Note 4 below)

Note 1. Walter K. Weisel has served as Chairman and CEO of the Company since August 25, 2004, the date the merger between the Company and RWT closed. Martin Nielson served as Chairman and CEO of the Company from the beginning of the year to August 25, 2004. During 2005,Mr. Weisel was reimbursed for expenses incurred over the prior three years in an amount of $69,100.

Note 2. On April 22, 2003, the Company entered into an Advisory Agreement with AltosBancorp Inc. ("Altos") pursuant to which Altos agreed to act as the Company's exclusive business advisor for a one-year period. Martin Nielson was President of Altos and subsequently became Chairman and Chief Executive Officer of the Company. Altos advised the Company regarding equity and debt financings, strategic planning, mergers and acquisitions, and business developments. In conjunction with the decision to proceed with the RWT acquisition, the agreement with Altos was concluded. Altos did not receive any cash compensation for its services rendered, but will receive 16,133,333 shares of the Company's common stock (valued at approximately $166,000), of which 10,633,333 shares were earned in 2004 and 5,500,000 shares were earned in 2003. None of these shares have been issued to Altos as of this filing date.

Note 3. During the past three years, Walter K. Weisel has not received any cash compensation. The amounts earned by Mr. Weisel remain accrued by the Company as of December 31, 2005. Martin Nielson received $80,000 in cash compensation; $50,000 was paid in 2003 and $30,000 was paid in 2004. The balance earned but unpaid remains accrued by the Company as of December 31, 2005.

Note 4 . Eugene V.. Gartlan did not receive any cash compensation in 2005. Mr. Gartlan served as a consultant to the company since December 15, 2004 through his wholly owned company, Stratex Solutions, LLC. ("Stratex"), a business consulting firm. Stratex earned 12,000,000 shares of the Company's common stock and received reimbursement of business expenses of approximately $12,000 as consideration for these consulting services. Additionally, on December 15, 2004 Stratex received 12,121,276 options at an exercise price of $.005 per share with a term of ten years, expiring in December 2014. On June 30, 2005, the Company and Mr. Gartlan entered into an Employment Agreement effective as of June 14, 2005. For all the services to be rendered by Mr. Gartlan from June 14, 2005 through December 14, 2005, Mr. Gartlan shall be granted stock options to purchase 18,000,000 shares of common stock of the Company at the purchase price of $.036 with a term of ten years. After December 14, 2005, Mr. Gartlan shall be paid a salary of fifteen thousand dollars per month, which payment commenced in January 2006. In March 2006 the Company modified the 18,000,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $.036 to $.01. They expire in June 2015. Additionally, the 12,121,276 options that were granted to Stratex Solutions, Inc in December 2004 were modified in March 2006 to vest over three years. They expire in December 2014.

In March 2006 the Company modified the 18,000,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $.036 to $.01. Additionally, Mr. Gartlan has 12,121,276 options that were granted to Stratex Solutions, Inc. in December 2004 with an exercise price of $.005 per share and vest monthly over 5 years. These options were modified in March 2006 to vest over three years. Additionally, Mr. Gartlan received a bonus of 5,625,000 on March 10, 2006 which were valued at $50,000, based on $.009 per share, the closing price of the Company stock on the previous day.

2005 and 2004 Stock Option Plans

On April 12, 2005 the Company adopted a Stock Option Plan authorizing options on 100,000,000 shares On April 15, 2004 the Company adopted a Stock Option Plan authorizing options on 3,150,000 shares. On July 15, 2003 the Company adopted a Stock Option Plan authorizing options on 5,000,000 shares. As of December 31, 2004, options awarded totaled 103,107,400 of which 20,000,000 were awarded to Mr, Weisel and 5,000,000 were awarded to Mr. Nielson and 18,000,000 were awarded to Mr. Gartlan and another 12,121,276 awarded to Stratex Solutions, LLC, a business owned by Mr. Gartlan that provided financial consulting services to the Company prior to Mr. Gartlan's employment date. On April 12, 2006 the Company authorized an increase in the Stock Option Plan from 100,000,000 shares to 150,000,000 shares.

The Stock Option Plans provides for the grant of nonstatutory stock options that are not intended to qualify as "incentive stock options,” options.  The total number of shares of common stock reserved for issuance under all plans is 158,150,000 subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

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

Options in Year Ended December 31, 2005
Individual Grants

Name	Number of Shares Underlying Options	% of Total Options Granted to Employees	Exercise Price	Market Price	Expiration Date
Walter K. Weisel	15,000,000	30.8%	$.017	$.017	4/11/2015
Martin Nielson	0	0	--	--	--
Eugene V. Gartlan	18,000,000 Note 1	37.0%	$.036 Note 1	$.035	6/21/2015

Note 1. Mr. Gartlan was employed as the Company’s Chief Financial Officer effective June 14, 2005. He did not receive any cash compensation, including salary or bonus in 2005. These 18,000,000 options granted were in lieu of a cash salary. In March 2006 the Company modified the 18,000,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $.036 to $.01. The term remains ten years with expiration in June 2015.

Director's Compensation

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity. However, the Company will give the directors a grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses for attending meetings. In December 2004 and in March 2006, the Company awarded each director 5,000,000 options in each year for services as a director, each with an exercise price of $.01 per share and a term of ten years.. In addition, Mr. Weisel received 15,000,000 options in April 2005 for services as Chief Executive Officer of the Company. Originally these options had an exercise price of $.017 per share but were modified in March 2006 to have an exercise price of $.01 per share. These options have a term of ten years and expire in April 2015.

Employment Agreements with Executive Officers

Currently there are employment agreements with three executives, Walter Weisel, Chairman, CEO, Eugene V. Gartlan, CFO and Sheri Aws, Vice President and Secretary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2006, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 548,927,867 shares of common stock outstanding as of March 31, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 31, 2006 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of	Amount and Nature	Percent of Class
Beneficial Owner	of Beneficial
	Owner

Walter K. Weisel	62,128,047 -	11.00%
17105 San Carlos Blvd.	Direct Ownership
Suite A6151
Fort Myers Beach
FL, 33931

Martin Nielson	36,751,700 -	6.40%
17105 San Carlos Blvd.	Direct (1)
Suite A6151
Fort Myers Beach
FL, 33931

Gary McNear	16,902,117 - (2)	3.00%
17105 San Carlos Blvd.
Suite A6151
Ft. Myers Beach
FL, 33931

Craig Conklin	18,223,617 - (3)	3.20%
17105 San Carlos Blvd.
Suite A6151
Ft. Myers Beach
FL, 33931

Eugene V. Gartlan	46,364,792 -	8.00%
17105 San Carlos Blvd.	Direct (4)
Suite A6151
Ft. Myers Beach
FL, 33931

Jerry E. Horne	74,329,227 -	13.50%
17105 San Carlos Blvd.	Direct
Suite A6151
Ft. Myers Beach,
FL, 33931

Richard K. and Johanna Wynns	48,496,996 -	8.50%
17105 San Carlos Blvd.	Direct
Suite A6151
Ft. Myers Beach
FL, 33931

Directors and Officers	185,790,964 -	28.50%
as a Group

(1). On April 29, 2003, the Gary F. McNear Revocable Trust ("Gary Trust"), the Susan M. McNear Revocable Trust ("Susan Trust"), the Craig M. Conklin Revocable Trust ("Craig Trust") and the Margaret L. Conklin Revocable Trust ("Margaret Trust") (collectively the "Trusts") entered into a Stock Option and Irrevocable Proxy Agreement with Altos. Gary McNear was the Chief Financial Officer, Vice President, Secretary and Director of The Company; he currently is a director of the Company. Susan McNear is his wife. Craig M. Conklin was the Chief Operating Officer, Vice President and a Director of the Company; he currently is a director of the Company. Margaret Conklin is his wife. The Trusts own an aggregate of 15,838,444 shares of the Company's Common Stock. The Trusts granted to Altos an option to acquire 10,000,000 of their shares of Common Stock for $.01 per share for a period of three years. The Trusts also granted to Altos an irrevocable proxy to vote their shares. The irrevocable proxy is for a term of three years with respect to the 10,000,000 shares of Common Stock held by the Trusts that are subject to the option to purchase and for a term of six months with respect to the 5,838,444 shares of Common Stock held by the Trusts that are not subject to the option to purchase. The irrevocable proxy relating to the 5,838,444 shares has expired. Additionally, Altos and Mr. Nielson earned a fee for services rendered, compensation as an executive of the Company and reimbursement of expenses, which are expected to be paid in full upon the issuance of an additional 20,085,033 shares.

(2). Includes 2,919,224 shares owned by the Susan M. McNear Revocable Trust.

(3). Includes 2,919,224 shares owned by the Margaret L. Conklin Revocable Trust.

(4). Includes 12,000,000 shares owned by Stratex Solutions, LLC, through which Mr. Gartlan provided consulting services to the Company from December 15, 2004 through June 14, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder, Rick Wynns, and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. The due date of the note has been extended to December 31, 2006. To date there have been no conversions.

During September through December 2005, the Company also entered into short-term debt obligations other than in the ordinary course of business. All of the short-term debt bears interest at the rate of 10% per annum. The following table sets forth the names of the lenders, the amount of the loans, the dates of the loans and the due date of the loans:

Lender	Amount of Loan	Date of Loan	Due Date
Eugene Gartlan	$40,000	September 19, 2005	October 19, 2005
Jerry Horne	$50,000	September 22, 2005	October 22, 2005
Eugene Gartlan	$5,000	October 5, 2005	January 5, 2006
Rick Wynns	$30,000	October 3, 2005	November 3, 2005
Rick Wynns	$30,000	October 14, 2005	February 14, 2006
Gary McNear	$1,000	November 22, 2005	February 22, 2006
Jerry Horne	$50,000	November 28, 2005	December 28, 2005

All of the lenders are shareholders of the Company. Mr. Gartlan is also the Chief Financial Officer of the Company. Mr. McNear is a Director of the Company. All lenders have agreed to repayment terms that extend the due date to December 31, 2006

On June 23, 2004, the Company entered into and simultaneously closed an Agreement with Encompass Group Affiliates, Inc. (Encompass"), pursuant to which the Company granted to Encompass an exclusive, worldwide, royalty free and fully paid up perpetual and irrevocable licenses to use the customer list associated with its computer and systems related products business and its related websites; this business was subsequently closed down. Additionally, the Company assigned to Encompass the Company's rights to enter into acquisitions with three companies. In consideration for this transaction, Encompass assumed all of the Company's obligations under certain Convertible Debentures (the "Convertible Debentures") in the aggregate principal amount of $503,300. The holders of the Convertible Debentures released the Company from all claims arising under the Convertible Debentures.

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

ITEM 13. EXHIBITS

2.1	Exchange Agreement (1)

2.2	Agreement and Plan of Merger dated as of April 29, 2003 between The Company and Sanjay Haryama (4)

2.3	Certificate of Merger between The Company and Sanjay Haryama as filed with the Delaware Secretary of State on April 29, 2003. (4)

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

2.5	Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004. (5)

2.6	Agreement between the Company and Aegis Finance, Inc. dated August 18, 2004 *

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Amendment to Articles of Incorporation (3)

3.4	Certificate of Amendment to Articles of Incorporation (6)

4.1	Certificate of Designation of Series A Preferred Stock (5)

4.2	Certificate of Designation of Series B Preferred Stock (9)

10.1	Advisory Agreement between The Company and Altos Bancorp Inc. dated April 22, 2003 (4)

10.2	Stock Option and Irrevocable Proxy Agreement among Altos Bancorp, Inc., the Gary F. McNear Trust, the Susan M. McNear Trust, the Craig W. Conklin Trust and the Margaret L. Conklin Trust (4)

10.3	Convertible Debenture Purchase Agreement dated as of April 21, 2003 between Sanjay Haryama and HEM Mutual Assurance LLC. (4)

10.4	Convertible Debenture Purchase Agreement dated as of April 28, 2003 between The Company and HEM Mutual Assurance Fund Limited. (4)

10.5	Option Purchase Agreement between the Company and SunTrust Bank (4)

10.6	License Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 for customer list (5)

10.7	License Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 for website (5)

10.8	Assumption Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.9	Noncompetition and Nondisclosure Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.1	Employment Agreement of Sheri Aws dated February 24, 2004 (7)

10.11	Renewal Promissory Note payable to Fifth Third Bank, Florida for $225,000 effective July 22, 2003 (8)

10.12	Security Agreement in favor of Fifth Third Bank, Florida effective July 22, 2003 (8)

10.13	Consulting Agreements with Stratex Solutions, LLC (9)

10.14	Business Development Agreement with B. Smith Holdings, Inc (9)

10.15	Employment Agreement with Walter K. Weisel dated July 19, 2000 (9)

10.16	Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.2	Placement Agent Agreement with Monitor Capital Inc. dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.26	Employment Agreement dated June 30, 2005 between Eugene Gartlan and Innova Holdings, Inc. (12)

10.27	Termination of Consulting Agreement dated June 30, 2005 between Stratex Solutions, LLC and Innova Holdings, Inc. (12)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006*

14.1	Code of Ethics (9)

31.1	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

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

(6) Incorporated by reference to the Form 14C filed on June 30, 2004.

(7) Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8) Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9) Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

10) Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11) Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12) Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13) Incorporated by reference to the Form 8-K filed on January 27, 2006..

*Filed with this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for professional services rendered by Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004, including fees paid by Hy-Tech Technology Group, Inc. for these periods prior to its reverse acquisition by Robotic Workspaces Technologies, Inc., were $37,435 and $19,500, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for audit related fees for fiscal years 2005 and 2004 were $0 and $0, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2005 and 2004 were $0 and $0, respectively.

(4) All Other Fees

No other fees were paid to Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for fiscal years 2005 and 2004.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Lopez, Blevins, Bork & Associates, LLP for fiscal year 2005 and the Board of Directors approved all of the services rendered to the Registrant by Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC for fiscal years 2004.

(6) Audit Work Attributed to Persons Other than Lopez, Blevins, Bork & Associates, LLP and Malone & Bailey, PLLC Full-time, Permanent Employees.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Innova Holdings, Inc.
Ft Myers Beach, Florida

We have audited the accompanying balance sheet of Innova Holdings, Inc. as of December 31, 2005 and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Innova's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innova Holdings, Inc. as of December 31, 2005 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Innova Holdings, Inc. incurred losses of $1,881,125 and $1,426,931for the years ended December 31, 2005 and 2004, respectively. Innova Holdings, Inc. will require additional working capital to develop its business until it either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Innova Holdings, Inc.'s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

April 15, 2006

INNOVA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets
Cash	$6,786
Inventory	60,162

Total current assets	66,948

Property and equipment, net	116,091

Deferred financing cost	398,500

TOTAL ASSETS	$581,539

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of long-term debt	$67,382
Accounts payable	844,548
Accrued expenses	1,519,602
Notes payable	984,780
Dividend payable	33,894
Derivative liability	44,308

Total current liabilities	3,494,514

Long-term debt	921,718

Mandatorily redeemable Series A Preferred Stock	58,840

Total liabilities	4,475,072

Commitments

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
492,000 Series B shares issued and outstanding	492
Common stock, $.001 par value, 900,000,000 shares authorized,
467,074,046 shares issued and outstanding	467,075
Additional paid-in capital	5,124,395
Accumulated deficit	(9,485,495)

Total Stockholders' Deficit	(3,893,533)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$581,539

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2005 and 2004

	2005	2004

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses:

Selling, general and administrative	857,515	270,059
Merger related costs	--	570,874
Outside services	411,707	262,050
Legal fees	83,212	135,869
Professional fees	392,885	85,763
Depreciation and amortization	12,954	1,363

Total operating expenses	1,758,273	1,325,978

Loss from operations	(1,758,273)	(1,325,978)

Interest expense	(133,544)	(100,953)
Derivative income (loss)	10,692	--

Net loss	$(1,881,125)	$(1,426,931)

Loss applicable to common shareholders:

Net loss	$(1,881,125)	$(1,426,931)
Beneficial conversion features and accretions of preferred stock	(149,758)	(150,100)
Loss applicable to common shareholders	$(2,030,883)	$(1,577,031)

Loss per common share:

Basic and diluted	$0.00	$0.00

Weighted averaged shares outstanding:
Basic and diluted	430,119,706	371,296,897

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2005 and 2004

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
		$		$	$	$	$
Balance, December 31, 2003	192,645,050	192,645	--	--	3,276,621	(5,863,749)	(2,394,483)
Issuance of common stock for notes payable	61,820,488	61,821	--	--	441,783	--	503,604
Common stock issued for services rendered	25,534,462	25,534	--	--	182,472	--	208,006
Issuance of common stock in connection with reverse merger and recapitalization	91,296,897	91,297	--	--	(774,862)	--	(683,565)
Issuance of Series B Preferred Stock	--	--	376,834	377	376,457	--	376,834
Dividend declared on preferred stock	--	--	--	--	(9,850)	--	(9,850)
Beneficial conversion feature embedded in mandatorily redeemable Series A preferred stock	--	--	--	--	48,300	(3,600)	44,700
Beneficial conversion feature embedded in Series B preferred stock	--	--	--	--	146,500	(146,500)	--
Net loss	--	--	--	--	--	(1,426,931)	(1,426,931)
Balance, December 31, 2004	371,296,897	371,297	376,834	377	3,687,421	(7,440,780)	(3,381,685)
Issuance of Series B preferred stock	--	--	148,166	148	148,018	--	148,166
Common stock issued for services rendered	54,508,303	54,508	--	--	650,525	--	705,033
Sale of common stock	25,933,334	25,934	--	--	442,066	--	468,000
Conversion of Series A preferred stock into common stock	8,735,511	8,736	--	--	36,064	(13,832)	30,968
Conversion of Series B preferred stock into common stock	6,600,001	6,600	(33,000)	(33)	(6,567)	--	--
Dividend declared on preferred stock	--	--	--	--	(25,293)	--	(25,293)
Beneficial conversion feature embedded in Series B preferred stock	--	--	--	--	141,500	(141,500)	--
Beneficial conversion feature embedded in convertible note payable	--	--	--	--	30,000	--	30,000
Dividend related to beneficial conversion feature	--	--	--	--	--	(8,258)	(8,258)
Financing costs in association with equity line of credit	--	--	--	--	(4,400)	--	(4,400)
Stock option expense	--	--	--	--	25,061	--	25,061
Net loss	--	--	--	--	--	(1,881,125)	(1,881,125)
Balance December 31, 2005	467,074,046	$467,075	492,000	$492	$5,124,395	$(9,485,495)	$(3,893,533)

The accompanying notes are an integral part of these consolidated financial statements.

 INNOVA HOLDINGS, INC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,881,125)	$(1,426,931)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	12,954	1,363
Stock option expense	25,061	--
Non cash interest expense	40,280	--
Derivative income	(10,692)	--
Common stock issued for services rendered	605,033	208,006
Common stock issued for interest expense	--	58,629
Changes in assets and liabilities:
Increase in inventory	(60,162)	--
Increase in accounts payable	267,710	226,732
Increase in accrued expenses	176,124	610,940

CASH FLOWS USED IN OPERATING ACTIVITIES	(824,817)	(321,261)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment	(121,357)	(5,896)

CASH FLOWS FROM INVESTING ACTIVITIES	(121,357)	(5,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	336,500	158,000
Payments on notes payable	(2,500)	--
Proceeds from sale of common & preferred stock	616,166	391,834
Payments on long-term debt	--	(224,999)

CASH FLOW FROM FINANCING ACTIVITIES	950,166	324,835

NET INCREASE (DECREASE) IN CASH	3,992	(2,322)

Cash, beginning of period	2,794	5,116

Cash, end of period	$6,786	$2,794

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$19,876	$99,597

Income taxes paid	$--	$--

NON CASH TRANSACTIONS:
Common stock issued for commitment fee	$100,000	$--
Issuance of convertible note for commitment fee	$300,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Nature of the Company

Innova Holdings, Inc. (Innova or the "Company") is a robotics automation technology company providing hardware and software systems-based solutions to the military, service, personal, and industrial robotic markets. The Company's plan of operations is to identify, develop and acquire technology that is or will become a market leader and to create opportunities to leverage its software into value-added applications when combined with other software solutions offered by the Innova group of companies.

Innova has two wholly-owned subsidiaries, Robotic Workspace Technologies, Inc. (RWT) and Innova Robotics, Inc. RWT delivers its software through the sale of control systems and the licensing of its software to end-user companies, system integrators, manufacturing support providers, software development companies, and other parties, primarily in the industrial markets. RWT also offers complete system development and system integration services. The control systems include the Universal Robot Controller and the Universal Automation Controller. The Universal Automation Controller is in the final stages of development. The proprietary patents, including three pioneer utility patents issued by the USPTO, are owned by RWT and cover all applications pertaining to the interface of a general use computer and the mobility of robots, regardless of specific applications.

The Innova suite of software will be marketed and sold to the service and personal robot markets through Innova Robotics, Inc. Generally, the Innova suite of software solutions is referred to as Middleware, which is connectivity software that consists of a set of enabling services that allow multiple processes running on one or more machines to interact across a network. Middleware is essential to migrating mainframe applications to client/server applications and to providing for communication across heterogeneous platforms. This technology has evolved during the 1990s to provide for interoperability in support of the move to client/server architectures. In the context of Innova’s markets, it is this Middleware that enables industrial robots to communicate with enterprise systems like purchasing. In the military arena, this Middleware would enable an unmanned mobile robotic vehicle to communicate reconnaissance intelligence with the Logistics Command and in return receive updated operation instructions.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable, accrued expenses, notes payable, dividends payable, derivative liabilities and long-term debt. The carrying amount of cash, accounts payable, accrued expenses and notes payable approximates fair value due either to length of maturity, volatility, and interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements. The fair values of long-term debt are measured based upon the present value of cash flows using current borrowing rates for instruments with similar terms.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renovations and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to ten years.

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

Basic and Diluted Loss Per Common Share

The Company is required to report basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 2004 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, the Company generally does not recognize compensation cost related to employee stock options. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that grants of share-based payments to employees be measured at fair value using the modified grant date approach. This new standard, which will be effective for the Company’s first fiscal quarter of 2006, allows for two adoption methods for these changes in accounting for employee stock-based compensation costs:

•                  The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption; or

•                  The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro-forma provisions of Statement 123.

SFAS No. 123(R) require all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption, pro-forma disclosure will no longer be an alternative to financial statement recognition. The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. The Company intends to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, though alternatives for adoption under the new pronouncement continue to be reviewed by the Company. The Company continues to review the impact of SFAS No. 123(R) as it relates to future use of share-based payments to compensate employees in 2006. Therefore, the impact of adoption cannot be predicted with certainty at this time because it will depend on the levels of share-based payments granted in the future. Due to the timing of the Company’s equity and option grants, the charge will not be spread evenly throughout the year. The adoption of the fair-value method will have a significant impact on the Company’s results of operations as the fair value of stock option grants and stock purchases under the employee stock option purchase plan will be required to be expensed beginning in 2006. The adoption of Statement No. 123(R) is not expected to have a material impact on the Company’s overall financial position.

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating flows and increase financing cash flows of the Company in periods subsequent to adoption. These future amounts cannot be estimated, as they depend on, among other things, when employees exercise stock options.

The following tabular presentation reflects loss applicable to common stockholders had the Company applied the provisions of SFAS 123 for purposes of stock-based compensation during 2005 and 2004:

	2005	2004

Loss applicable to common shareholders	$(2,030,883)	$(1,577,031)
Deduct: Intrinsic value expense recorded	--	--
Add: total stock-based employee
compensation determined under fair value
based method	(37,628)	--
Pro forma net loss applicable to common
shareholders	($2,068,511)	($1,577,031)

Loss per common share:

Basic and diluted - as reported	$(.00)	$(.00)

Basic and diluted - pro forma	$(.00)	$(.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2005: no dividend yield and expected volatility of 79% in 2004 and 2005, respectively, risk-free interest rate of 2.75%, and expected lives of 5 years.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Innova Holdings, Inc. has incurred losses for the years ended December 31, 2005 and 2004 of $1,881,125 and $1,426,931, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

Innova Holdings, Inc. intends to raise additional working capital through the use of the Standby Equity Distribution Agreement discussed in Note 4, private placements, public offerings and/or bank financing. During 2005, Innova Holdings, Inc. raised approximately $148,166 from the sale of preferred stock, $468,000 from the sale of common stock, $85,000 from the sale of convertible notes, and $257,000 from debt owed to shareholders, including $45,000 from the Company’s Chief Financial Officer.

There are no assurances that Innova Holdings, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Innova Holdings, Inc.'s working capital requirements; or (3) that the proceeds from the use of the SEDA will be adequate to fund the working capital requirements of the Company. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing, and the SEDA are insufficient, Innova Holdings, Inc. will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Innova Holdings, Inc.

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

The 280,000,000 shares of Innova's common stock issued to RWT shareholders were comprised of the following:

Shares issued to shareholders as of December 31, 2003	192,645,050
Shares issued to shareholders for conversion of notes payable	61,820,488
Shares issued to shareholders for services rendered	25,534,462

Total shares issued in reverse merger	280,000,000

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

On June 23, 2004, the Company entered into a private placement and sold 125,000 shares of Series A Preferred Stock for $125,000. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the number of shares of common stock equal to $1.00 divided by a conversion price equal to the lesser of 75% of the average closing bid price of the Company's common stock over the twenty trading days preceding conversion or $0.005, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by the Company five years after issuance at $1.00 per share plus accrued and unpaid dividends, (v) may be redeemed by the Company at any time for $1.30 per share plus accrued and unpaid dividends,(vi) grants rights to acquire one share of Common Stock for each share of Common Stock issued on conversion at a price per share equal to the average of the closing price of the common stock on the five business days preceeding the date of conversion for a period of one year from the date of conversion and,(vii) has no voting rights except when mandated by Delaware law.

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

During the quarter ended September 30, 2005, 43,550 shares of Series A Preferred Stock were converted into 8,710,001 shares of Common Stock of the Company, and accrued dividends of $1,250 were converted into 25,510 shares of Common Stock of the Company. Accordingly, $13,832 of the unamortized beneficial conversion feature associated with the converted Series A Preferred Stock was amortized to Accumulated Deficit and credited to Additional Paid in Capital during the three months ended September 30, 2005. Additionally, $8,258 of the remaining beneficial conversion feature was amortized through Accumulated Deficit for the twelve months ended December 31, 2005. The total beneficial conversion feature amortized through Accumulated Deficit associated with the Series A Preferred Stock was $22,090 through the twelve months ended December 31, 2005.

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

During the first quarter of 2005, the Company sold $148,000 of the Series B Preferred Stock, bringing the total sold to $525,000 as of March 31, 2005 and December 31, 2005; none of the Series B Preferred Stock was converted into common stock as of December 31, 2005. Of the $148,000 proceeds received from the issuance of the Series B Preferred Stock, $141,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $141,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of September 30, 2005. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $148,000 of proceeds received when the Series B Preferred Stock was issued amounted to $39,400. During the quarter ended December 31, 2005, 33,000 shares of Series B Preferred Stock were converted into 6,600,001 shares of Common Stock of the Company.

On June 14, 2005, Innova entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, Innova may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10,000,000. The purchase price for the shares is equal to their market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $400,000, with no advance occurring within five trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 2,608,699 shares of the Company's common stock equal to approximately $90,000 based on Innova's stock price on May 4, 2005, when the term sheet for the Standby Equity Distribution Agreement was signed. Cornell Capital Partners is paid a fee equal to 5% of each advance, which is retained by Cornell Capital Partners from each advance. The Company will pay a structuring fee of $500 for each advance made under the Standby Equity Distribution Agreement. The Company also issued to Cornell Capital Partners its promissory note for $300,000. The principal of the note is payable in three $100,000 installments due on the 30th, 60th and 90th days following the date the registration statement for the shares to be issued under the Standby Equity Distribution Agreement is declared effective by the SEC, which was December 22, 2005. The note does not bear interest except in the event of a default. On June 14, 2005, Innova entered into a Placement Agent Agreement with Monitor Capital, Inc. a registered broker-dealer. Pursuant to the Placement Agent Agreement, Innova paid a one-time placement agent fee of 289,855 restricted shares of common stock equal to approximately $10,000 based on Innova's stock price on May 4, 2005, when the term sheet for the Standby Equity DistriAgreement was signed, for advising us in connection with the Standby Equity Distribution Agreement. In connection with this Standby Equity Distribution Agreement, the Company entered into a Registration Rights agreement with Cornell Capital Partners wherein the Company agreed to file with the Securities and Exchange Commission a registration statement for the sale by Cornell of the common stock of the Company to be purchased by Cornell under the terms of the Standby Equity Distribution Agreement, along with the one-time commitment fee and the placement agent fee. Accordingly, the Company filed an SB-2 registration statement with the Securities and Exchange Commission in August 2005 for a total of 284, 364,726 shares to be sold including 250,000,000 shares estimated to be sold to Cornell Capital Partners under the Standby Equity Distribution Agreement, which was declared effective by the Securities and Exchange Commission on December 22, 2005. Additionally, 34,364,726 currently issued and outstanding shares were included in the registration statement for sale by existing shareholders.

The commitment fee of 2,608,699 shares paid to Cornell, the placement agency fee paid to Monitor of 289,855 shares, and the additional $300,000 commitment fee owed to Cornell have been accounted for as a deferred financing fee and will be amortized over the period of the financing, which can be up to twenty-four months from December 22, 2005.

In April and May 2005, the Company obtained an additional $368,000 of funds through the private placement sale of 19,266,667 shares of the Company's common stock at prices ranging from $.0125 per share to $.03 per share. Investors in these shares of the Company's common stock were given notice in the event that the Company files any registration statement with the Securities and Exchange Commission for its Common Stock (excluding any registration statement on Form S-8 or S-4) and were entitled to include any or all of the shares of Common Stock purchased in these investments in such Registration Statement. In August 2005, such Registration Statement was filed with the SEC and all of these investors are listed as selling shareholders.

In July and August 2005 the Company obtained an additional $100,000 of funds through the private placement sale of 6,666,667 shares of the Company's common stock at $0.015 per share. This offering ended on August 8, 2005. On July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. Of the $30,000 proceeds received from the short term note, $30,000 was allocated to the beneficial conversion feature embedded in the short term note on the date of issuance, based on a conversion price of $.015 per share and treated as a discount of the note. The beneficial conversion feature is being expensed over six (6) months and accordingly $26,450 was expensed to Interest Expense through December 31, 2005. The discount on the note is being accreted to Notes Payable over six months. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $30,000 of proceeds received when the short term note was issued amounted to $38,000.

Stock Options:

No compensation cost has been recognized for grants under the stock option plans since all such grants pursuant to these plans have been made at the then current estimated fair values of the Company's common stock at the grant date.

During the twelve months ended December 31, 2005 there were 80,719,259 options granted and there were 33,962,655 options granted in 2004. Of the options granted in 2005, 26,000,000 were subsequently cancelled, resulting in a net amount of options granted of 54,719,259. Of the options granted and not cancelled, 48,658,621 were granted to employees and 6,060,638 to an independent contractor. The share purchase options granted to employees vest annually over three years from the date of grant, 20,658,621 options are exercisable at $0.017 per share, 10,000,000 options are exercisable at $.023 per share and 18,000,000 options are exercisable at $0.036 per share, and they expire ten years after the grant date. The options granted to employees were valued using the intrinsic value method and had no value because the exercise price was equal to the market price on the grant date. The share purchase options granted to the independent contractor vest monthly over five years from the date of grant, are exercisable at $0.01 per share, and they expire ten years after the grant date. During the twelve months ended December 31, 2005, $27,791 was recognized as an expense for the fair value of options granted to independent contractors. There were 33,962,655 options granted in 2004, of which 20,841,379 were granted to directors and employees at exercise prices from $.008 to $.01 per share, and 12,121,276 were granted to an independent contractor at an exercise price of $.005 per share.

Additionally, the Company awarded 54,508,303 shares of the Company's common stock to twenty-four (24) employees, independent contractors and individuals for services provided to the Company in 2004 and 2005 valued at $705,033 or the equivalent of $0.013 per share. These amounts were fully accrued during 2004 and 2005.

The Board of Directors of the Company approved all of the stock options and shares of the Company's common stock awarded.

The fair value of each option granted to non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004 and 2005: zero dividend yield, expected volatility of 79% in 2004 and 218% in 2005, risk-free interest rate of 2.75% and expected lives of 10 years. All grants pursuant to these plans have been made at the current estimated fair values of the Company's common stock at the grant date. The options granted have a weighted average exercise price of $.016 per share and vest over three years. The maximum term of the options is ten years.

The following table summarizes stock option activity:

Outstanding, December 31, 2003	14,425,486
Granted	33,962,655
Cancelled	--
Exercised	--
Outstanding, December 31, 2004	48,388,141
Granted	80,719,259
Cancelled	(26,000,000)
Exercised	--
Outstanding, December 31, 2005	103,107,400
Weighted-average grant-date fair
value of options	$0.016
Weighted-average remaining years
of contractual life	9.1

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

NOTE 7 - NOTES PAYABLE AND LONG TERM DEBT

On June 14, 2005 the Company entered into a Standby Equity Distribution Agreement discussed in Note 4 above. In connection with this agreement, the Company issued a $300,000 promissory note to Cornell Capital partner, the major terms of which are as follows:

-the Company shall repay the Promissory Note in three equal principal payments of One Hundred Thousand Dollars ($100,000) each on the 30th, 60th and 90th days following the date Securities and Exchange Commission declares that a registration statement filed by the Company in connection with the Standby Equity Distribution Agreement is effective, which was December 22, 2005.

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

The promissory note of $300,000 issued to Cornell has been recorded as a note payable and as deferred financing costs. Also, the Company received a waiver from Cornell delaying the payment of the amounts due to no later than December 31, 2006.

On July 22, 2005 the Company borrowed $30,000 and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. Of the proceeds received, $30,000 was allocated to the beneficial conversion feature embedded in the note payable on the date of issuance, based on a conversion price of $.015 per share. All of the $30,000 beneficial conversion feature was treated as a discount and is being amortized to interest expense over the term of the note. Also, $30,000 was credited to Additional Paid in Capital. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $30,000 of proceeds received when the note was issued amounted to $38,000.

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell Capital. The Convertible Debenture bears interest at the rate of 12% per annum and is due on April 7, 2006. The Company will pay directly to Cornell Capital all revenues it receives until the principal amount and all accrued interest on the Convertible Debenture has been paid in full. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the "Conversion Shares"). In the event of default by the Company, the principal of the Convertible Debenture is convertible into Conversion Shares at a price of $.005 per share. The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company. The note was paid in full on the due date.

As further discussed under Derivative Liability, below, the entire proceeds from the Cornell Capital Convertible Debenture were allocated to a derivative liability, which is being carried at fair value. The resulting discount on the host instrument is being amortized over the term of the instrument using the effective interest method. Amortization of debt discount during the period from issuance of the debenture to December 31, 2005 amounted to $5,830.

During September through December 2005 the Company entered into short-term debt obligations other than in the ordinary course of business totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company, including the Chief Financial Officer who loaned the Company $45,000, and a Director who loaned the Company $1,000.  All lenders agreed to extend the due date to December 31, 2006.

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. This loan is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's Chairman and CEO, a principal shareholder and founder of RWT. The balance outstanding as of December 31, 2005 was $989,100 The annual interest rate on unpaid principle is 4%, due and payable in monthly installments of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

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

Future maturities of these notes as of December 31, 2005 were as follows:

Years Ending December 31,
2006	$1,091,717
2007	20,884
2008	21,633
2009	22,510
2010	23,523
Thereafter	793,613
1,973,880
Less: current portion	(1,052,162)
$921,718

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

Derivative Liability:

The balance sheet account entitled “Derivative liability” consists of the combined fair value of the conversion and certain other features that were embedded in the Cornell Debenture, referred to above. These features were compounded into one instrument and bifurcated from the debt instrument upon issuance of the debenture in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133). On the date of issuance, the fair value of the compound derivative financial instrument amounted to $163,240, which exceeded the proceeds by ($108,240). In accordance with FAS133, the excess was immediately charged to expense. During the period from issuance to December 31, 2005, the fair value of the derivative declined in value by $118,932. In accordance with FAS133, this amount was credited to income during the period. The derivative financial instrument will continue to be adjusted to fair value until the debenture is settled. On December 31, 2005, the derivative financial instrument was indexed to 11,660,000 shares of the Company’s common stock.

The Company utilizes the Monte Carlo valuation model to value its complex financial instruments because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology are: Effective Term—remaining term of the host instrument; Effective Volatility—44.19%; Effective Risk Adjusted Yield—12.36%.

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

The provision for refundable Federal income tax consists of the following:

December 31, 2005

Refundable Federal income tax attributable to:

Current Operations	$640,000
Less, Change in valuation allowance	(640,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2005
Deferred tax asset attributable to:

Net operating loss carryover	$3,100,000
Less, Change in valuation allowance	(3,100,000)
Net deferred tax asset	$-

At December 31, 2005, we had an unused net operating loss carryover approximating $9,000,000 that is available to offset future taxable income; it expires beginning in 2020.

NOTE 9 - COMMITMENTS

Lease Agreements

On May 15, 2005 the Company leased 4,000 square feet of space at 15870 Pine Ridge Road, Ft Myers, Florida which will be used as its primary operations. The lease is with Gulf To Bay Construction, Inc., with monthly payments of $3,533 through June 1, 2010. The lease has five (5) successive renewal options each for a period of two (2) years. The rent will increase annually by 3%. The space is the location of the Company's Research, Design and Engineering center as well as office space for up to fifteen (15) employees.

On June 15, 2005 the Company entered into a lease with Bola Industries, LLC for approximately 4,000 square feet of production space located at 30946 Industrial Road, Livonia Michigan. The lease was on a monthly basis and expired on March 31, 2006. The rent was $3,775 monthly and included all utilities, use of all equipment on site including certain heavy equipment, and use of internet service.

Rental expense for the operating leases for the years ended December 31, 2005 and 2004 was $51,035 and $17,344, respectively.

Employment Agreements

Walter Weisel is Chairman and Chief Executive Officer of the Company. Mr. Weisel’s employment agreement is dated July 19, 2000. Mr. Weisel's salary is $150,000 per annum plus a bonus at the discretion of the Board of Directors. The agreement stipulates that Mr. Weisel's salary will be increased to $200,000 and $250,000 when certain sales and profit objectives are met. The agreement is for a term of three years and automatically renews for successive one-year periods unless terminated by either party upon not less than sixty days prior to the renewal date. Mr. Weisel has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment. The agreement also requires the Company to pay Mr. Weisel all accrued compensation, which amounted to $487,500 as of December 31, 2005, upon receipt of additional capital of no less than $3,000,000.

Eugene Gartlan was appointed Chief Financial Officer of the Company in June 2005. Mr. Gartlan served as a consultant to the Company since December 15, 2004 through his wholly owned company, Stratex Solutions, LLC. ("Stratex"), a business consulting firm. Stratex earned 12,000,000 shares of the Company's common stock and received reimbursement of business expenses of approximately $12,000 as consideration for these consulting services. Mr. Gartlan served as the President of Stratex since June 2003. Stratex's compensation was based on a monthly salary of $10,000, payable in cash or common stock of the Company at the option of the Company. The price per share used to determine the number of shares earned if stock was paid was $.005 per share, the stock price on the date the Company and Stratex entered into the consulting agreement. No cash salary was paid to Stratex.

On June 30, 2005, the Company and Mr. Gartlan entered into an Employment Agreement effective as of June 14, 2005. The term of the employment agreement is five years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. For all the services to be rendered by Mr. Gartlan from June 14, 2005 through December 14, 2005, Mr. Gartlan shall be granted stock options to purchase 18,000,000 shares of common stock of the Company at the purchase price of $.036. Such options shall be granted under the terms of the Company's Stock Option Plan and shall vest equally over a period of three years, or upon death if sooner. After December 14, 2005, Mr. Gartlan shall be paid a salary of fifteen thousand dollars per month. The Company shall have the option to pay the salary in cash or in shares of common stock of the Company registered on Form S-8. The stock price shall be determined by the market price for the shares on the first business day of the month in which the salary is earned. If the Executive is terminated without cause, all remaining outstanding stock options that have not been exercised by Mr. Gartlan, including stock options to purchase 12,121,276 shares of common stock of the Company awarded by the Board of Directors of the Company to Stratex Solutions, LLC on December 15, 2004, shall immediately vest on the effective date of termination. If there is a change of ownership of the Company or any of its subsidiaries, all remaining outstanding stock options, including the Stratex Solutions options, that have not been exercised by Mr. Gartlan, shall immediately vest on the day immediately preceding the effective date of the change of ownership. Stratex Solutions is owned by Mr. Gartlan.

If employment is terminated by the Company without cause, Mr. Gartlan shall receive a payment equal to twenty four months of salary paid prior to the effective date of termination. The Company has the option to make this payment either in cash or in the common stock of the Company based on the per share market price of common stock at the time of termination. If during Mr. Gartlan's employment, the Company enters into an agreement which effectively will result in a change of control of the ownership of either the Company or Robotic Workspace Technologies, Inc. ("RWT"), the Company's wholly-owned subsidiary, or if the Company enters into an agreement which effectively will result in a change of ownership of the assets of the Company or RWT, Mr. Gartlan shall receive a payment equal to twenty four months of the salary paid prior to the effective date of the change of control. The Company shall make such payment in the common stock of the Company based on a price per share of $.005 if the effective date of the change of control is December 14, 2005 or sooner; thereafter the price per share shall be the market price of common stock at the time of the change in control. Regarding the change of ownership of the assets of the Company or RWT, such change of ownership shall be deemed to have occurred if the rights to use the software of Robotic Workspace Technologies, Inc., is granted or sold in settlement of claims made by the Company or RWT of trade secret violations or patent infringements, and such rights to use the software results in a settlement payment to the Company or RWT in a single payment or multiple payments, other than a long term licensing agreement typical of software licensing agreements.

In March 2006 the Company modified the 18,000,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $.036 to $.01. Additionally, Mr. Gartlan has 12,121,276 options that were granted to Stratex Solutions, Inc in December 2004 with an exercise price of $.005 per share and vest monthly over 5 years. These options were modified in March 2006 to vest over three years. Additionally, Mr. Gartlan received a bonus of 5,625,000 on March 10, 2006 which were valued at $50,000, based on $.009 per share, the closing price of the Company stock on the previous day.

Sheri Aws was appointed Secretary of the Company on September 14, 2004., Ms. Aws has served as Vice President of Administration of RWT, the Company's wholly owned subsidiary, since February 2004.  Under an Employment Agreement dated February 24, 2004,  Ms. Aws compensation is $60,000 per annum plus a bonus in the discretion of RWT. The agreement is for a term of one year, and automatically renews for successive one-year periods unless terminated by either party upon not less than thirty days notice prior to the renewal date. Ms Aws has agreed not to compete with RWT or solicit its customers or employees for a period of one year following the termination of her employment.

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

NOTE 11 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There was a misstatement in the originally prepared December 31, 2004 financial statements discovered in 2005, which related to the beneficial conversion features of the Mandatorily Redeemable Series A Preferred Stock issued in June 2004 and assumed by the Company as part of the reverse merger in August 2004, and the Series B Preferred Stock issued in September 2004. Management calculated the values of the beneficial conversion features and determined that of the $125,000 proceeds received from the issuance of the Series A Preferred Stock, $48,300 was the amount of the assumed unamortized beneficial conversion feature, of which $3,600 was amortized through Accumulated Deficit for the year ended December 31, 2004. Of the $377,000 proceeds received from the issuance of the Series B Preferred Stock, $146,500 was allocated to the beneficial conversion feature, all of which was amortized through Accumulated Deficit for the year ended December 31, 2004. Accordingly, the Balance Sheet, Statement of Operations and the Statement of Stockholders' Deficit for the year ended December 31, 2004 were restated to reflect the amounts and related amortization of the beneficial conversion features.

NOTE 12 - SUBSEQUENT EVENTS

During the first quarter of 2006, the Company utilized the SEDA discussed in Note 4 and sold 74,232,572 shares of common stock to Cornell Capital for gross proceeds of $635,000, which increased the number of shares outstanding to approximately 541,307,000 shares at the end of March 2006. Of the gross proceeds received, Cornell was paid $31,750 in commitment fees and $4,500 in structuring fees. Additionally, $20,000 of the promissory note due Cornell and discussed in Note 7 was paid to Cornell during the three months ended March 31, 2006.

On March 10, 2006, the Company issued 20,000,000 stock options to four directors; these options vest immediately and have an exercise price of $.01 per share and a term of ten years. The Company also issued 5,500,000 options to employees that vest over three years with an exercise price of $.01 per share and a term of ten years.

On January 24, 2006, the Company entered into a Letter Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”), under which the Company agreed to purchase and CoroWare agreed to sell all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers, and all other tangible and intangible assets including all developed software.

CoroWare is a systems integration firm with particular expertise in the area of mobile service robotics. CoroWare is the only mobile service robotics company to join the Microsoft ® Windows Embedded Partner Program. CoroWare uses the Windows XP Embedded operating system to power its mobile service robots, which are based on de facto standards, off-the-shelf hardware and proven software.

The Letter Agreement indicates that the purchase price will consist of: (a) up to $450,000 in cash, of which $100,000 is non-contingent and the balance of $350,000 is contingent based on sales and the gross profit percentage of the CoroWare business; (b) up to 30,000,000 restricted shares of the Company’s common stock, of which 5,000,000 are non-contingent and vest in three equal annual installments commencing one year from the closing, and the balance of 25,000,000 is contingent based on sales and the gross profit percentage of the Coroware business; and (c) 2,000,000 common stock options exercisable at $.018 per share, vesting in three equal annual installments commencing one year from the closing, with a term of ten years from the date of grant, to be allocated to employees of CoroWare. In addition, the Company shall assume specific liabilities of CoroWare in the amount of $98,168, and no other liabilities. The purchased business assets will be placed in a new subsidiary of the Company, which will change its name to “CoroWare” after the closing.

In the event that the Company enters into a binding agreement to sell all of its stock or assets, or all of the assets acquired from CoroWare, prior to receipt by CoroWare of all of the restricted share portion of the purchase price to be paid under the Agreement, then the remaining portion of the restricted share component of the purchase price shall be delivered to CoroWare immediately prior to the closing of such transaction.

The new subsidiary shall enter an employment agreement with each key employee of CoroWare. In addition, in the first twelve month period following closing, such key employees shall be eligible for a compensation bonus, based on sales of not less than $1,900,000.

The Company’s obligation to purchase the assets set forth in the Agreement is subject to a satisfactory due diligence review. If the Company does not notify CoroWare on or prior to April 30, 2006 that it is not satisfied with the results of the due diligence review, this requirement will be deemed met. For purposes of the Agreement, the Company will be deemed satisfied with the due diligence review if (a) audited financial statements to be delivered by CoroWare are not materially different from the unaudited financial information previously provided to the Company by Coroware; and (b) all other information relating to the business assets of CoroWare does not differ materially from the information provided to the Company by CoroWare prior to the date of the Agreement.

The obligations under the Agreement terminate in the event that (a) a definitive written agreement is not executed by April 30, 2006; (b) the transaction contemplated by the Agreement has not closed by May 31, 2006; or (c) there is a material adverse change in the business of either the Company or CoroWare.

The determination of the consideration to be paid in the transaction was determined in arms length negotiations between the Boards of Directors of the Company and CoroWare. The negotiations took into account the value of the assets sold to Company and the consideration paid. At the time of the transaction, there were no material relationships between CoroWare and the Company, or any of its affiliates, any director or officer of the Company, or any associate of any such officer or director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVA HOLDINGS, INC.

Date: April 19, 2006	By:	/s/ Walter K. Weisel
Walter K. Weisel
Chairman, CEO and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 19, 2006	By:	/s/ Walter K. Weisel
Walter K. Weisel, Chairman, CEO and
Director

Date: April 19, 2006	By:	/s/ Eugene Gartlan
Eugene Gartlan, Chief Financial Officer and Chief Accounting Officer

Date: April 19, 2006	By:	/s/ Gary F. McNear
Gary F. McNear, Director

Date: April 19, 2006	By:	/s/ Craig W. Conklin
Craig W. Conklin, Director

Date: April 19, 2006	By:	/s/ Martin Nielson
Martin Nielson, Director