Form 10QSB
period 2006-03-31
INNOVA HOLDINGS
filed 2006-05-15
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

Commission file number: 000-33231

INNOVA HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Delaware	95-4868120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17105 San Carlos Boulevard, Suite A6151, Fort Myers, Florida 33931
(Address of principal executive offices)

(239) 466-0488
(Issuer's telephone number)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2006, the issuer had 604,861,850 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

INNOVA HOLDINGS, INC.
MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

INNOVA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS
Current assets
Cash	$30,157
Accounts receivable	38,217
Inventory	39,072
Total current assets	107,446

Property and equipment, net	116,604

Deferred financing cost	346,285
TOTAL ASSETS	$570,335

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of long-term debt	$67,382
Accounts payable	851,092
Accrued expenses	1,446,251
Notes payable	965,801
Dividend payable	35,971
Derivative liability	31,800
TOTAL CURRENT LIABILITIES	3,398,297

Long-term debt	921,718

Commitments

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
492,000 shares issued and outstanding	492
Common stock, $.001 par value, 900,000,000 shares authorized,
569,302,879 shares issued and outstanding	569,303
Additional paid-in capital	6,304,996
Accumulated deficit	(10,624,471)
Total Stockholders' Deficit	(3,749,680)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$570,335

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
		As restated
Revenues	$136,490	$-

Cost of revenues	107,690	-

Gross profit	28,800	-

Operating expenses:

Selling, general and administrative	942,909	84,343
Outside services	50,259	139,763
Legal fees	27,034	13,998
Professional fees	18,705	295,012
Depreciation and amortization	5,450	416

Total operating expenses	1,044,357	533,532

Loss from operations	(1,015,557)	(533,532)

Interest expense	(86,782)	(23,537)
Derivative income (loss)	(13,992)	-

Net loss	$(1,116,331)	$(557,069)

Loss applicable to common shareholders:

Net loss	$(1,116,331)	$(557,069)
Beneficial conversion features and accretions of preferred stock	(22,610)	(144,000)
Loss applicable to common shareholders	$(1,138,941)	$(701,069)
Loss per common share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	519,917,518	371,296,897

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,116,331)	$(557,069)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	5,450	416
Stock based compensation	530,021	-
Amortization of deferred financing costs	2,900	-
Amortization of debt discount	56,021	-
Derivative loss	13,992	-
Changes in assets and liabilities:
Decrease in inventory	21,090	-
Increase in accounts receivable	(38,217)	-
Increase in accounts payable	6,544	234,563
Decrease in accrued expenses	(73,351)	205,129
CASH FLOWS USED IN OPERATING ACTIVITIES	(591,881)	(116,961)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(5,963)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(5,963)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	696,215	-
Proceeds from sale of preferred stock	-	148,166
Payments of notes payable	(75,000)	-
CASH FLOW FROM FINANCING ACTIVITIES	621,215	148,166
NET INCREASE (DECREASE) IN CASH	23,371	31,205
Cash, beginning of period	6,786	2,794
Cash, end of period	$30,157	$33,999
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,313	$19,876
Income taxes paid	-	$-
Supplemental Disclosure of Non-cash Transactions:
Amortization of deferred financing costs	$49,315	$-
Conversion of series A preferred stock	$58,840	$-

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Innova Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2005 as reported in form 10-KSB have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

In accordance with SFAS 123(R), the Company has implemented the modified prospective method which recognizes compensation expense at previously determined fair values for all unvested awards granted to employees prior to the effective date of adoption and fair value for all new share-based payments made after adoption. The effect on net loss related to the adoption of FAS 123(R) was $358,271.

The following tabular presentation reflects net loss applicable to common stockholders for share-based employee compensation as of March 31, 2006 and 2005:

	2006	2005
Net loss applicable to common shareholders:	$(1,138,941)	$(701,069)
Share-based employee compensation included in net loss	$530,021	-
Pro forma net loss applicable to common shareholders for share-based employee compensation		(45,500)
Pro forma net loss applicable to common shareholders		$(746,569)

Loss per common share:

Basic and diluted - as reported		$(0.00)

Basic and diluted - pro forma		$(0.00)

For new share-based payments made after adoption, the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption of 44.19%, a risk-free rate of 2.45% and the related term of the share-based payments ranging from immediate to five years. In determining fair value of share-based payments as of March 31, 2006, management has estimated a forfeiture rate of 5%.

During the first quarter of 2006 there were 20,000,000 options granted to directors and 13,000,000 options granted to employees. The share purchase options granted to directors vested upon the award and for employees the options vest evenly over a three year period from date of grant. All options granted in the first quarter are exercisable at $.01 per share and they expire ten years after the grant date. The options had a fair value of $210,833 on the grant date.

In March 2006 the Company modified 18,000,000 options granted in 2005 to the Chief Financial Officer by changing their vesting from a three year period to 100% vested as of December 14, 2005 and by changing the exercise price from $.036 to $.01. And the Company modified 15,000,000 options granted to the Chief Executive Offficer and 5,658,621 options granted to an employee in 2005 by changing the exercise price from $.017 per share to $.01 per share. Additionally, the Chief Financial Officer received a bonus of 5,625,000 shares of the Company’s common stock on March 10, 2006, which was valued at $50,000 based on $.009 per share, the closing price of the Company stock on the previous day. In connection with the modification the Company recorded a charge of $260,000.

NOTE 3 - CAPITAL STOCK

On June 14, 2005, Innova entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, Innova may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10,000,000. The purchase price for the shares is equal to their market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $400,000, with no advance occurring within five trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 2,608,699 shares of the Company's common stock equal to approximately $90,000 based on Innova's stock price on May 4, 2005, when the term sheet for the Standby Equity Distribution Agreement was signed. Cornell Capital Partners is paid a fee equal to 5% of each advance, which is retained by Cornell Capital Partners from each advance. The Company will pay a structuring fee of $500 for each advance made under the Standby Equity Distribution Agreement. The Company also issued to Cornell Capital Partners its promissory note for $300,000, which is payable by December 31, 2006. The note does not bear interest except in the event of a default.

During the first quarter of 2006, the Company utilized the Standby Equity Distribution Agreement and sold 74,232,572 shares of common stock to Cornell Capital for gross proceeds of $635,000. Of the gross proceeds received, Cornell was paid $31,750 in commitment fees and $4,500 in structuring fees.

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

During the quarter ended September 30, 2005, 43,550 shares of Series A Preferred Stock were converted into 8,710,001 shares of Common Stock of the Company. Accordingly, $13,832 of the unamortized beneficial conversion feature associated with the converted Series A Preferred Stock was amortized to Accumulated Deficit and credited to Additional Paid in Capital during the three months ended September 30, 2005. Additionally, $8,258 of the remaining beneficial conversion feature was amortized through Accumulated Deficit for the twelve months ended December 31, 2005. The total beneficial conversion feature amortized through Accumulated Deficit associated with the Series A Preferred Stock was $22,090 through the twelve months ended December 31, 2005.

During the quarter ended March 31, 2006, the remaining $81,450 shares of the Series A preferred stock were converted into 16,290,000 shares of the Company’s common stock, and dividends were converted into 112,168 shares of the Company’s common stock. Accordingly, all of the remaining unamortized beneficial conversion feature associated with the converted Series A Preferred Stock totaling $22,610 was amortized to Accumulated Deficit and credited to Additional Paid in Capital during the three months ended March 31, 2006. As of March 31, 2006 there were rights outstanding to acquire 25,000,000 shares of the Company’s common stock associated with the conversion of Series A Preferred Stock into common stock of the Company. These rights have a weighted average exercise price of $0.018 per share and a weighted average remaining term of 8 months as of March 31, 2006.

During the first quarter ended March 31, 2006 the Company obtained an additional $100,650 of funds through the private placement sale of 11,594,093 shares of the Company's common stock at prices ranging from $.0073 to $.0171 per share.

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

The determination of the consideration to be paid in the transaction was determined in arms length negotiations between the Boards of Directors of the Company and CoroWare. The negotiations took into account the value of the assets sold to the Company and the consideration paid. At the time of the transaction, there were no material relationships between CoroWare and the Company, or any of its affiliates, any director or officer of the Company, or any associate of any such officer or director.

Stock Options:

Compensation costs of $530,021 were recognized during the first quarter of 2006 for grants under the stock option plans as a result of the Company implementing SFAS 123(R) effective January 1, 2006. Under the modified prospective method, the Company recognizes compensation expense at previously determined fair values for all unvested awards granted to employees prior to the effective date of adoption and fair value for all new share-based payments made after adoption.

During the first quarter of 2006 there were 20,000,000 options granted to directors and 13,000,000 options granted to employees. The share purchase options granted to directors vested upon the award and for employees the options vest evenly over a three year period from date of grant. All options granted in the first quarter are exercisable at $.01 per share and they expire ten years after the grant date.

In March 2006 the Company modified 18,000,000 options granted to the Chief Financial Officer in 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005 and by changing the exercise price from $.036 to $.01. Additionally, 12,121,276 options that were granted in December 2004 to Stratex Solutions, LLC, the business owned by the Chief Financial Officer before he became an employee of the Company, with an exercise price of $.005 per share and vesting monthly over five years were changed to vest over three years. And the Company modified 15,000,000 options granted to the Chief Executive Officer and 5,658,621 options granted to an employee in 2005 by changing the exercise price from $.017 per share to $.01 per share.

The Board of Directors of the Company approved all of the stock options awarded and modified.

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption of 44.19%, a risk-free rate of 2.45% and the related term of the share-based payments ranging from immediate to five years. In determining fair value of share-based payments as of March 31, 2006, management has estimated a forfeiture rate of 5%.

The following table summarizes stock option activity:

Outstanding, December 31, 2005	103,107,400
Granted	33,000,000
Cancelled	-
Exercised	-
Outstanding, March 31, 2006	136,107,400
Weighted-average grant-date fair
value of options	$0.01
Weighted-average remaining years
of contractual life	9.1

NOTE 4 - NOTES PAYABLE AND LONG TERM DEBT

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

The promissory note of $300,000 issued to Cornell has been recorded as a note payable and as deferred financing costs. Also, the Company received a waiver from Cornell delaying the payment of the amounts due to no later than December 31, 2006. During the three months ended March 31, 2006 $20,000 of the promissory note was repaid.

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell Capital. The Convertible Debenture bears interest at the rate of 12% per annum and is due on April 7, 2006. The Company will pay directly to Cornell Capital all revenues it receives until the principal amount and all accrued interest on the Convertible Debenture has been paid in full. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the "Conversion Shares"). In the event of default by the Company, the principal of the Convertible Debenture is convertible into Conversion Shares at a price of $.005 per share. The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company. During the quarter ended March 31, 2006, $30,000 of the convertible debentures was repaid to Cornell Capital.

As further discussed under Derivative Liability below, the entire proceeds from the Cornell Capital Convertible Debenture were allocated to a derivative liability, which is being carried at fair value. The resulting discount on the host instrument is being amortized over the term of the instrument using the effective interest method. Amortization of debt discount during the three months ended March 31, 2006 amounted to $52,471.

During September through December 2005 the Company entered into short-term debt obligations other than in the ordinary course of business totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company, including the Chief Financial Officer who loaned the Company $45,000 and a Director who loaned the Company $1,000. All lenders agreed to extend the due date to December 31, 2006. During the first quarter ended March 2006, $25,000 was repaid to a shareholder.

Derivative Financial Instruments:

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock. Consequently, our consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See below regarding valuation methods used for derivative financial instruments.

The balance sheet account entitled “Derivative liability” consists of the combined fair value of the conversion and certain other features that were embedded in the Cornell Debenture, referred to above. These features were compounded into one instrument and bifurcated from the debt instrument upon issuance of the debenture in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133). On the date of issuance, the fair value of the compound derivative financial instrument amounted to $163,240, which exceeded the proceeds by ($108,240). In accordance with FAS133, the excess was immediately charged to expense. During the period from issuance to December 31, 2005, the fair value of the derivative declined in value by $118,932. In accordance with FAS133, this amount was credited to income during the period. During the first quarter 2006, the fair value of the derivative declined in value by $12,508. In accordance with FAS133, this amount was credited to income during the period. The residual derivative liability associated with the debenture balance that was repaid, amounting to $26,500, was credited to Additional Paid in Capital. The derivative financial instrument will continue to be adjusted to fair value until the debenture is settled. On March 31, 2006, the derivative financial instrument was indexed to 5,300,000 shares of the Company’s common stock.

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

NOTE 5 - SUBSEQUENT EVENTS

Since March 31, 2006, the Company utilized the SEDA discussed in Note 3 and sold 50,726,706 shares of common stock to Cornell Capital for gross proceeds of $850,000. Of the gross proceeds received, Cornell was paid $42,500 in commitment fees and $2,500 in structuring fees. Additionally, $80,000 of the promissory note due Cornell and discussed in Note 4 was paid.

Additionally, the remaining amounts owed Cornell Capital regarding the convertible debentures borrowed from Cornell Capital, as discussed in Note 4, were repaid after March 31, 2006; these amounts totaled $27,946 and represented principal and accrued interest.

In April 2006, 1,333,000 options were granted to an independent contractor at an exercise price of $.017 per share and a term of three years with complete vesting by December 31, 2006. Also in April 2006, 11,500,000 options were granted to an independent contractor at an exercise price of $.013 per share and a term of three years; vesting is one third at the end of each calendar year ending December 31, 2008.

NOTE 6 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There was a misstatement in the originally prepared March 31, 2005 financial statements which related to the beneficial conversion features of the $125,000 of Mandatorily Redeemable Series A Preferred Stock issued in June 2004 and assumed by the Company as part of the reverse merger in August 2004, and the $525,000 Series B Preferred Stock issued between September 2004 and March 2005. Management calculated the value of the beneficial conversion features and determined it was $50,000 for the Series A Preferred Stock at the date of issuance. Of this amount, $48,300 was the amount of the assumed unamortized beneficial conversion feature, of which $3,600 was amortized to Accumulated Deficit during 2004 and $2,500 was amortized to Accumulated Deficit during the three months ended March 31, 2005. The beneficial conversion feature was $146,500 for the Series B Preferred Stock sold in 2004 and $141,500 for the Series B Preferred Stock sold during the three months ended March 31, 2005. Accordingly, the Statement of Operations for the three months ended March 31, 2005 was restated to reflect the amount of the beneficial conversion features.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Innova Holdings, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Innova Holdings, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

BACKGROUND

We were formed in 1992 as a supplier to the information technology business. On January 31, 2003, we completed a reverse acquisition into SRM Networks, an Internet service provider, in which we were deemed the "accounting acquirer". We discontinued SRM Network's Internet business. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc.

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

CRITICAL ACCOUNTING POLICIES

General

The consolidated financial statements and notes included in this Form 10-QSB contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. The Company believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB filed with the Securities and Exchange Commission.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Product sales are recognized by the Company generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

The Company accounts for arrangements that contain multiple elements in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the underlying elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on future delivery of products or services or subject to customer-specified return of refund privileges.

Accounting for Stock-Based Compensation

In accordance with SFAS 123(R), the Company has implemented the modified prospective method which recognizes compensation expense at previously determined fair values for all unvested awards granted to employees prior to the effective date of adoption and fair value for all new share-based payments made after adoption. The effect on net loss related to the adoption of FAS 123(R) was $358,271.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on past experience, current factors, and management's judgment about collectibility. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Derivative Financial Instruments

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s common stock. Consequently, our consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 4 regarding valuation methods used for derivative liabilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005:

During the three month period ended March 31, 2006 (the "2006 Period") revenues were $136,490 compared to revenues of $0 during the three month period ended March 31, 2005 (the "2005 Period"). These 2006 revenues resulted from the shipment of part of a multiple order for the Universal Robotic Controller produced by Robotic Workspace Technologies, Inc., a wholly owned subsidiary of Innova Holdings, Inc. Gross profit on these revenues amounted to $28,800. The remainder of the order was shipped in April.

Costs of goods sold represent primarily materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, cabinetry to house all of the materials, warranty costs and teach pendants.  Additionally, labor to assemble the controllers and install software is included.

Operating expenses were $1,044,357 during the 2006 period compared to $533,532 during the 2005 Period. The increase in operating expenses primarily resulted from increased stock based compensation of $530,021, which resulted from the implementation of SFAS 123(R) as discussed in Note 2. All other operating expenses amounted to $514,336 during the 2006 Period compared to $533,532 during the 2005 Period, and represented mostly compensation costs, trade shows and other sales expenses, travel expenses, rental expense and related office expenses. The Company did not incur any significant R&D expenditures this quarter.

Net loss for the 2006 Period was $1,116,331 compared to a net loss of $557,069 for the 2005 Period, due largely to increased stock based compensation of $530,021, which resulted from the implementation of SFAF 123(R) as discussed above and in Note 2.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had current assets of $107,446 and current liabilities of $3,398,297. At March 31, 2006, we had negative working capital of $3,290,851 and an accumulated deficit of $10,624,471.

As described in Note 3, on June 14, 2005, Innova entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, Innova may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10,000,000 over a twenty four month period, commencing on the date a registration statement filed with the U.S. Securities and Exchange Commission. On December 22, 2005 the registration statement became effective. Starting in January 2006, the Company began to raise capital through the use of the SEDA. During the first quarter 2006, $595,000 net proceeds were received by the Company and since March 31, 2006 another $803,100 of net proceeds were received by the Company. Of these amounts, $20,000 and $80,000 respectively, were used to repay the Cornell promissory note discussed in Note 4. Management believes the use of the SEDA will provide the Company with sufficient working capital through the remainder of the SEDA commitment period, which expires in December 2007. Additionally, $100,650 was received from investors through a private placement. The Company will continue to seek funds through private placements as well as debt financing. The Company will also continue to investigate alternative sources of financing.

We cannot guarantee that additional funding will be available on favorable terms, if at all. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

 OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation. Effective January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. For the three months ended March 31, 2006, we recorded stock-based compensation expense of $530,021. The impact on basic net loss per share for the three months ended March 31, 2006 was $0.00. For the three months ended March 31, 2005, we recognized $0 of stock-based compensation expense under the intrinsic value method in accordance with APB 25. See Note 2—“Stock-Based Compensation” of the consolidated financial statements for further information.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company obtained $70,000 of funds through the private placement sale of 9,589,042 shares of the Company's common stock at $.0073 per share, and an additional $25,650 of funds through the private placement sale of 1,500,000 shares of the Company’s common stock at $.0171 per share In February 2006 an additional $5,000 of funds were obtained through the private placement sale of 505,051 shares of the Company's common stock at $.0099 per share.

During the first quarter of 2006 there were 20,000,000 options granted to directors and 13,000,000 options granted to employees. The share purchase options granted to directors vested upon the award and for employees the options vest evenly over a three year period from date of grant. All options granted in the first quarter are exercisable at $.01 per share and they expire ten years after the grant date. The options had a fair value of $210,833 on the grant date.

On March 10, 2006 the Chief Financial Officer received a bonus of 5,625,000 shares of the Company’s common stock which was valued at $50,000 based on $.009 per share, the closing price of the Company stock on March 9, 2006.

During the quarter ended March 31, 2006, the remaining $81,450 shares of the Series A preferred stock were converted into 16,290,000 shares of the Company’s common stock, and dividends were converted into 112,168 shares of the Company’s common stock.

The issuance of the aforementioned securities was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the purchasers that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
In February 2003 the Company issued $230,000 of notes payable, which were due in June 2003. These notes have not been repaid and have been in default since 2003. The notes earn interest at 8% unless they are in default, in which case they earn interest at 15%; since the notes are currently in default they earn interest at 15%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits

31.1 Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2 Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2006.

INNOVA HOLDINGS, INC.

/s/ Walter K. Weisel
Walter K. Weisel Chief Executive Officer (Principal Executive Officer)

/s/ Eugene V. Gartlan
Eugene V. Gartlan Chief Financial Officer (Principal Accounting and Financial Officer)