Form 10QSB
period 2006-06-30
INNOVA HOLDINGS
filed 2006-08-17
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2006, the issuer had 750,998,259 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

INNOVA HOLDINGS, INC.
June 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

INNOVA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current assets
Cash	$248,155
Accounts receivable, net	175,587
Inventory	71,946

Total current assets	495,688

Property and equipment, net	163,622

Other assets	741,164
Deferred financing cost	296,285

TOTAL ASSETS	$1,696,759

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current maturities of long-term debt	$67,382
Accounts payable	1,125,209
Accrued expenses	1,414,683
Notes payable	734,501
Dividend payable	38,950
Total current liabilities	3,380,725

Long-term debt	921,718

Commitments
STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
492,000 shares issued and outstanding	492
Common stock, $.001 par value, 900,000,000 shares authorized,
662,926,968 shares issued and outstanding	662,928
Additional paid-in capital	8,548,878
Accumulated deficit	(11,817,982)
Total Stockholders' Deficit	(2,605,684)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,696,759

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Revenues	$389,981	$--	$526,471	$--

Cost of revenues	$279,247	$--	$386,937	$--

Gross profit	$110,734	$--	$139,534	$--

Operating expenses:

Selling, general and administrative	$849,306	$255,825	$1,792,215	$340,168
Outside services	110,098	8,921	160,357	148,684
Legal fees	128,501	42,022	155,535	56,020
Professional fees	65,153	40,056	83,858	335,068
Depreciation and amortization	7,495	1,366	12,945	1,782

Total operating expenses	$1,160,553	$348,190	$2,204,910	$881,722

Loss from operations	$(1,049,819)	$(348,190)	$(2,065,376)	$(881,722)

Interest expense	(44,517)	(36,773)	(131,299)	(60,310)

Derivative income (loss)	(127,200)	--	(141,192)	--

Other income	28,025	--	28,025	--

Net loss	$(1,193,511)	$(384,963)	$(2,309,842)	$(942,032)

Loss applicable to common shareholders:
Net loss	$(1,193,511)	$(384,963)	$(2,309,842)	$(942,032)
Beneficial conversion features and
Accretions of preferred stock	--	(2,500)	(22,610)	(146,500)

Net loss applicable to common shareholders	$(1,193,511)	$(387,463)	$(2,332,452)	$(1,088,532)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted averaged shares outstanding:
Basic and diluted	630,866,733	444,345,676	576,564,309	444,345,676

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,309,842)	$(942,032)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	12,945	1,782
Stock based compensation	597,227	--
Common stock issued for services	50,000	552,533
Option expense for services	--	12,871
Amortization of deferred financing costs	2,900	--
Amortization of debt discount	56,021	--
Derivative (income) loss	141,192	--
Changes in assets and liabilities:
Increase in inventory	(11,784)	--
Increase in accounts receivable	(77,041)	--
Increase (decrease) in accounts payable	109,158	(1,286)
Increase (decrease) in accrued expenses	(215,677)	22,589
CASH FLOWS USED BY OPERATING ACTIVITIES	(1,644,901)	(353,543)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(39,103)	(17,632)
Purchase of CoroWare assets, net of liabilities
assumed and amounts owed	(2,422)	--
CASH FLOWS PROVIDED(USED)BY INVESTING ACTIVITIES	(41,525)	17,632
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,304,130	368,000
Proceeds from sale of preferred stock	--	148,166
Payments of notes payable	(404,335)	--
Proceeds from notes payable	28,000	--
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	1,927,795	516,166
NET INCREASE IN CASH	241,369	144,991
Cash, beginning of period	6,786	2,794
Cash, end of period	$248,155	$147,785
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$33,584	$19,876
Income taxes paid	$--	$--
Supplemental Disclosure of Non-cash Transactions:
Amortization of deferred financing costs	$99,315	$--
Conversion of series A preferred stock	$58,840	$--
Common stock issued for property and equipment	$--	$32,500

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Innova Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-KSB and prior reports for 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2005 as reported in form 10-KSB have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

During the first quarter of 2006 there were 20,000,000 options granted to directors and 13,000,000 options granted to employees. The share purchase options granted to directors vested upon the award and for employees the options vest evenly over a three year period from date of grant. All of these options are exercisable at $.01 per share and they expire ten years after the grant date. The options had a fair value of $330,000 on the grant date, the expense from which is being recognized ratably over the period of vesting in accordance with SFAS 123(R). Expense recognized in the quarter ended June 30, 2006 amounted to $10,833.

In March 2006 the Company modified 18,000,000 options granted in 2005 to the Chief Financial Officer by changing their vesting from a three year period to 100% vested as of December 14, 2005 and by changing the exercise price from $.036 to $.01. In addition, the Company modified 15,000,000 options granted to the Chief Executive Officer and 5,658,621 options granted to an employee in 2005 by changing the exercise price from $.017 per share to $.01 per share. Further, the Chief Financial Officer received a bonus of 5,625,000 shares of the Company’s common stock on March 10, 2006, which was valued at $50,000 based on $.009 per share, the closing price of the Company stock on the previous day. In connection with the modification the Company recorded a charge of $260,000 in the quarter ended March 31, 2006.

During the second quarter of 2006 there were 4,000,000 options granted to employees. These options are exercisable at $.018 per share, vest evenly over a three year period, and they expire ten years after grant date. Also, during the second quarter of 2006 there were 1,333,000 options granted to an independent contractor at an exercise price of $.017 per share and a term of three years with complete vesting by December 31, 2006, and 11,500,000 options were granted to an independent contractor at an exercise price of $.013 per share and a term of three years; vesting is one third at the end of each calendar year ending December 31, 2008. The options had a fair value of $139,330 on the grant date, the expense from which is being recognized ratably over the period of vesting in accordance with SFAS 123(R). Expense recognized in the quarter ended June 30, 2006 amounted to $11,182.

NOTE 3 - CAPITAL STOCK

On June 14, 2005, Innova entered into a Standby Equity Distribution Agreement with Cornell Capital Partners LP (“Cornell”). Under the Standby Equity Distribution Agreement, Innova may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000. The purchase price for the shares is equal to their market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $400,000, with no advance occurring within five trading days of a prior advance. Cornell received a one-time commitment fee of 2,608,699 shares of the Company's common stock equal to approximately $90,000 based on Innova's stock price on May 4, 2005, when the term sheet for the Standby Equity Distribution Agreement was signed. Cornell is paid a fee equal to 5% of each advance, which is retained by Cornell from each advance. The Company will pay a structuring fee of $500 for each advance made under the Standby Equity Distribution Agreement. The Company also issued to Cornell its promissory note for $300,000, which is payable by December 31, 2006. The note does not bear interest except in the event of a default, at which time interest accrues at 12% per annum from the date of default.

During the six months ended June 30, 2006, the Company utilized the Standby Equity Distribution Agreement and sold 157,231,661 shares of common stock to Cornell for gross proceeds of $2,335,000. Of the gross proceeds received, Cornell was paid $116,750 in commitment fees and $8,500 in structuring fees.

On June 23, 2004, the Company entered into a private placement and sold 125,000 shares of Series A Preferred Stock for $125,000. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the number of shares of common stock equal to $1.00 divided by a conversion price equal to the lesser of 75% of the average closing bid price of the Company's common stock over the twenty trading days preceding conversion or $0.005, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by the Company five years after issuance at $1.00 per share plus accrued and unpaid dividends, (v) may be redeemed by the Company at any time for $1.30 per share plus accrued and unpaid dividends,(vi) grants rights to acquire one share of Common Stock for each share of Common Stock issued on conversion at a price per share equal to the average of the closing price of the common stock on the five business days preceding the date of conversion for a period of one year from the date of conversion and, (vii) has no voting rights except when mandated by Delaware law.

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

During the quarter ended March 31, 2006, the remaining 81,450 shares of the Series A Preferred Stock were converted into 16,290,000 shares of the Company’s common stock, and dividends were converted into 112,168 shares of the Company’s common stock. Accordingly, the entire remaining unamortized beneficial conversion feature associated with the converted Series A Preferred Stock totaling $22,610 was amortized to accumulated deficit and credited to additional paid in capital during the three months ended March 31, 2006.

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

During the first quarter of 2006 there were 20,000,000 options granted to directors and 13,000,000 options granted to employees. The share purchase options granted to directors vested upon the award and for employees the options vest evenly over a three year period from date of grant. All of these options are exercisable at $.01 per share and they expire ten years after the grant date. The options had a fair value of $330,000 on the grant date.

In March 2006 the Company modified 18,000,000 options granted to the Chief Financial Officer in 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005 and by changing the exercise price from $.036 to $.01. Additionally, 12,121,276 options that were granted in December 2004 to Stratex Solutions, LLC, the business owned by the Chief Financial Officer before he became an employee of the Company, with an exercise price of $.005 per share and vesting monthly over 5 years were changed to vest over three years. Further, the Company modified 15,000,000 options granted to the Chief Executive Officer and 5,658,621 options granted to an employee in 2005 by changing the exercise price from $.017 per share to $.01 per share. In July 2006, but effective May 15, 2006, the Company increased the number of shares allocated for the Company’s Stock Option Plan from 150,000,000 to 200,000,000.

During the second quarter of 2006 there were 4,000,000 options granted to employees. These options are exercisable at $.018 per share, vest evenly over a three year period, and they expire ten years after grant date. Also, during the second quarter of 2006 there were 1,333,000 options granted to an independent contractor at an exercise price of $.017 per share and a term of three years with complete vesting by December 31, 2006, and 11,500,000 options were granted to an independent contractor at an exercise price of $.013 per share and a term of three years; vesting is one third at the end of each calendar year ending December 31, 2008. The options had a fair value of $139,330 on the grant date.

The Board of Directors of the Company approved all of the stock options awarded and modified and the increase in the shares allocated to the Stock Option Plan.

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption of 44.19%, a risk-free rate of 2.45% and the related term of the share-based payments ranging from immediate to five years. In determining fair value of share-based payments as of March 31, 2006 and June 30, 2006, management has estimated a forfeiture rate of 5%.

The following table summarizes stock option activity:

Outstanding, December 31, 2005	103,107,400
Granted	61,830,000
Cancelled	--
Exercised	--
Outstanding, March 31, 2006	164,937,400
Weighted-average grant-date fair
value of options	$0.011
Weighted-average remaining years
of contractual life	9.2

NOTE 4 - PURCHASE OF BUSINESS

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

CoroWare is a software systems integration firm with particular expertise in the area of mobile service robotics. CoroWare is the only mobile service robotics company to join the Microsoft ® Windows Embedded Partner Program. CoroWare uses the Windows XP Embedded operating system to power its mobile service robots, which are based on de facto standards, off-the-shelf hardware and proven software.

On May 16, 2006, the Company completed the purchase of all of the assets of CoroWare pursuant to the Asset Purchase Agreement the Company entered into with CoroWare, dated as of May 12, 2006. Under the terms of the Agreement, the Company purchased, and CoroWare sold, all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers, and all other tangible and intangible assets including all developed software, and the Company further agreed to assume certain liabilities; however, the amount of such assumed liabilities will not exceed $100,000 more than the amount of certain accounts receivable and cash assets purchased. Additionally, the Company agreed to assume certain bank credit card debt in an amount up to $98,168.

The Company paid a purchase price for the assets equal to: (i) $450,000 in cash, of which $100,000 is guaranteed and $350,000 (“Contingent Cash”) is contingent based upon the financial results of CoroWare for the one year following May 16, 2006; (ii) $1,200,000 million in the restricted shares of our common stock (30,000,000 shares), of which 5,000,000 shares were delivered to CoroWare at the closing and the remaining 25,000,000 shares (“Contingent Shares”) are contingent based upon the financial results of CoroWare for the three years following May 16, 2006 , and (iii) options to purchase 12,000,000 shares of our common stock, exercisable at a price equal to $0.018 per share, allocated to employees of CoroWare. Of the 25,000,000 contingent shares, 12,500,000 shares are being held in escrow to be released at such time as a certain legal proceeding brought by Manor Systems, LLC against CoroWare and Lloyd Spencer, the President of CoroWare, is settled; see discussion below. The amount of Contingent Cash paid to CoroWare will be reduced by the amount of assumed liabilities, and the amount of Contingent Shares paid to CoroWare will be reduced by the amount of all bank credit card debt assumed.

On March 1, 2006, Manor Systems, LLC (Manor) filed a lawsuit against Lloyd Spencer, President of CoroWare and an ex-employee of Manor, and CoroWare for violation of Mr. Spencer’s contractual duties to Manor pertaining to an agreement Mr. Spencer signed with Manor wherein he agreed to certain restrictive actions including prohibiting Mr. Spencer during his employment with Manor and for two years thereafter from soliciting or interfering with any Manor employee, contacting or soliciting any Manor customers and retaining and misappropriating any confidential information. On June 19, 2006, this lawsuit was successfully settled and the parties entered into a Settlement Agreement wherein Mr. Spencer agreed to pay Manor a total of $110,000 by September 14, 2006.

The purchase price for the CoroWare assets amounted to $606,400 subject to purchase price adjustments based on future performance of the acquired business. The purchase of CoroWare was accounted for as a purchase business combination, where the fair value of the purchase consideration was allocated to the assets acquired and liabilities assumed based upon fair values. In connection with the allocation, the fair values of assets acquired and liabilities assumed exceeded the purchase price by $273,090. As a result, long-lived tangible and intangible assets acquired were reduced for this amount, which was allocated on a relative fair value basis. The operating results of the acquired business will be included in results of the Company following its acquisition on May 16, 2006.

The following table summarizes the components of the purchase price allocation:

	Purchase Allocation	Fair Values
Current assets	$126,125	$126,125
Long-lived assets:
Acquired customer lists	605,242	822,000
Acquired employment contracts	132,977	180,600
Fixed assets	23,409	33,026
Accounts payable and accrued liabilities	(281,353)	(282,261)
	$606,400	$879,490

Purchase price:
Cash	$100,000
Common stock	150,000
Common stock options	356,400
	$606,400

Notes:

(a)	Customer lists are estimated to have an economic life of three years. The Company will amortize this acquired intangible asset using the straight-line method over the estimated life.
(b)
Acquired employment contracts with key members of former CoroWare management have terms of five years and embody significant restrictive covenants and non-competition agreements. The fair value of these intangible assets will be amortized over the contractual term of five years using the straight-line method.

The purchase price includes both fixed and contingent components. The fixed purchase price, as reflected above, included cash, 5,000,000 shares of common stock, valued at the closing market price on the date of acquisition, and 12,000,000 common stock purchase options, valued using the Black Scholes Merton technique. The contingent purchase price includes an additional $350,000 in cash and 25,000,000 shares of common stock that may be issuable over a three year period based upon the financial performance (sales and gross margins) of the business acquired. Contingent consideration is recorded when the contingencies are resolved.

The following unaudited pro forma statement of operations for the six months ended June 30, 2006 and 2005 gives effect to our acquisition of CoroWare as if the acquisition had occurred on January 1, 2006 or 2005, respectively.

The unaudited pro forma financial information is not necessarily indicative of the financial condition or results of operations that we would have achieved had the acquisition occurred on the dates referred to above. In addition, unaudited pro forma operating information is not necessarily indicative of the results of operations that we may achieve during the year ended December 31, 2006.

	Six months ended
	June 30, 2006	June 30, 2005
Revenues	$849,717	$459,030

Net loss	$(296,777)	$(438,371)

Earnings Per Share	$(0.00)	$(0.00)

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

NOTE 5 - NOTES PAYABLE AND LONG TERM DEBT

The promissory note of $300,000 issued to Cornell, as discussed in Note 3, has been recorded as a note payable and as deferred financing costs. Also, the Company received a waiver from Cornell delaying the payment of the amounts due to no later than December 31, 2006. During the six months ended June 30, 2006, $220,000 of the promissory note was repaid. The Company paid the remaining $80,000 owed by issuing 4,848,500 shares of the Company’s common stock as part of the Termination Agreement for the Standby Equity Distribution Agreement, which was terminated in July 2006; see Subsequent Events Note 7 below.

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell. Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell. The Convertible Debenture bears interest at the rate of 12% per annum and was due on April 7, 2006. The Company will pay directly to Cornell all revenues it receives until the principal amount and all accrued interest on the Convertible Debenture has been paid in full. The principal of the Convertible Debenture is convertible into common stock of the Company at a price of $.03 per share (the "Conversion Shares"). In the event of default by the Company, the principal of the Convertible Debenture is convertible into Conversion Shares at a price of $.005 per share. The Company granted demand registration rights to Cornell Capital for the Conversion Shares. The Convertible Debenture is secured by a second lien on all of the assets of the Company. During the six months ended June 30, 2006, the full amount of principal and interest were repaid to Cornell.

As further discussed under Derivative Financial Instruments below, the entire proceeds from the Cornell Convertible Debenture were allocated to a derivative liability, which was carried at fair value. The resulting discount on the host instrument was amortized over the term of the instrument using the effective interest method. Amortization of debt discount during the six months ended June 30, 2006 amounted to $52,471.

During September through December 2005, the Company entered into short-term debt obligations other than in the ordinary course of business totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company, including the Chief Financial Officer who loaned the Company $45,000 and a Director who loaned the Company $1,000. All lenders agreed to extend the due date to December 31, 2006. During the six months ended June 30, $126,000 was repaid.

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with CoroWare discussed in Note 4 above, the Company has recorded a promissory note of $70,000, without interest, due to CoroWare and payable during the twelve months ending May 15, 2007. This note is part of the $100,000 cash payment guaranteed under the terms of the Agreement; the remaining $30,000 was paid at the closing of the transaction on May 16, 2006.

In May 2006 the Company recorded a liability associated with the indemnification of a director for his personal liability in an amount of $110,000 resulting from his personal guarantee of amounts owed by a former subsidiary of the Company and the settlement of such indebtedness of the Company’s former subsidiary incurred in the ordinary course of business in accordance with the provisions of Article V, Paragraph 6.2 (k) of the Merger Agreement the Company entered into with RWT Acquisition, Inc., and Robotic Workspace Technologies, Inc. dated July 21, 2004.

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

The balance sheet account previously entitled “Derivative liability” consisted of the combined fair value of the conversion and certain other features that were embedded in the Cornell Debenture, referred to above. These features were compounded into one instrument and bifurcated from the debt instrument upon issuance of the debenture in accordance with Statements of Financial Accounting Standards No. 133, Derivative Financial Instruments (SFAS133). On the date of issuance, the fair value of the compound derivative financial instrument amounted to $163,240, which exceeded the proceeds by ($108,240). In accordance with SFAS133, the excess was immediately charged to expense. During the period from issuance to December 31, 2005, the fair value of the derivative declined in value by $118,932. In accordance with SFAS133, this amount was credited to income during the period. During the first quarter 2006, the fair value of the derivative declined in value by $12,508. In accordance with SFAS133, this amount was credited to income during the period. During the second quarter 2006, the fair value of the derivative declined by $31,800. In accordance with SFAS133, this amount was credited to income during the period. The derivative financial instrument continued to be adjusted to fair value until the debenture was settled in April 2006.

The Company utilizes the Monte Carlo valuation model to value its complex financial instruments because this methodology provides for all of the applicable assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology are: Effective Term—remaining term of the host instrument; Effective Volatility—44.19%; Effective Risk Adjusted Yield—12.36%.

NOTE 6 -  CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls credit risk associated with its receivables through credit checks and approvals, credit limits, and monitoring procedures. Generally, the Company requires no collateral from its customers. One customer comprises 91% of outstanding accounts receivable at June 30, 2006.

NOTE 7 - SUBSEQUENT EVENTS

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, of which $1,250,000 was advanced immediately. The second installment of $575,000 will be advanced on the date of the filing by the Company with the Securities and Exchange Commission (SEC) of the Registration Statement. The last installment of $1,000,000 will be advanced three business days after the date the Registration Statement is declared effective by the SEC.

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.04. Cornell has agreed not to short any of the shares of Common Stock. The Company's obligations under the Purchase Agreement are secured by substantially all of the Company's, and its wholly owned subsidiary’s (Coroware Technologies, Inc.) assets. Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 10,000,000 and 15,000,000 shares of Common Stock at a price equal to $0.05 and $0.10, respectively, together with three-year warrants to purchase 23,000,000, 20,000,000 and 25,000,000 shares of Common Stock at a price equal to $0.025, $0.065 and $0.075.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the filing of a registration statement with the SEC registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to use its best efforts to cause the Registration Statement to be filed no later than 30 days after the closing date. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the Commission no later than 30 days after the closing date, or if the Registration Statement is not declared effective within 120 days after the closing date, it is required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 10% redemption premium provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. In addition, beginning on the earlier of: (i) the first trading day following the day which the Registration Statement is declared effective by the Commission, or (ii) December 1, 2006, and continuing on the first trading day of each calendar month thereafter, Cornell may require the Company to redeem up to $500,000 of the remaining principal amount of the Debentures per calendar month. However, Cornell may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested redemptions by either paying cash or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 95% of the lowest daily volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the redemption.

On July 21, 2006, the Company terminated the Standby Equity Distribution Agreement (the “SEDA”) dated June 14, 2005 with Cornell, together with all of the definitive agreements related thereto. In addition, on July 21, 2006 Cornell agreed to terminate the promissory note in the remaining principal amount of $80,000 in exchange for the Company’s issuance of 4,848,500 shares of Common Stock to Cornell. Prior to its termination, since June 30, 2006, the Company utilized the SEDA discussed in Note 3 and sold 4,504,505 shares of common stock to Cornell for gross proceeds of $100,000. Of the gross proceeds received, Cornell was paid $5,000 in commitment fees and $500 in structuring fees.

The Company is currently considering the accounting treatment in the third fiscal quarter for these transactions.

In July, the Company issued 37,885,033 shares of the Company’s common stock to Martin Nielson, Gary McNear and Craig Conklin, directors of the Company and previously the CEO, CFO and COO of the Company, respectively, for amounts owed associated with expense reimbursement and accrued compensation pursuant to the Merger Agreement dated July 21, 2004 between Innova Holdings, Inc., Robotic Workspace Acquisition, Inc. and Robotic Workspace Technologies, Inc., Inc. and in accordance with Section 6.1(e) of said Merger Agreement. The Company had recorded a liability for these shares since the merger date to reimburse expenses and compensate accrued salaries for Altos Bancorp, Inc., Martin Nielson, Gary McNear and Craig Conklin by issuing the stated shares as reflected in said Merger Agreement which shall be paid with shares of the Company’s Common Stock at $.01 a share. The shares were issued as follows:

Martin Nielson	30,085,033 shares
Gary McNear	3,900,000 shares
Craig Conklin	3,900,000 shares

In July 2006, the Company issued 11,248,227 shares for services performed by consultants and outside advisors totaling $115,255 at share prices from $.008 per share to $.011 per share.

In July 2006, the Company increased the number of shares of the Company’s Stock Option Plan from 150,000,000 to 200,000,000, effective May 15, 2006.

In July 2006, $162,665 of the Company’s Series B preferred stock converted into 32,533,000 shares of the Company’s common stock at the conversion price of $.005 per share, and an additional 464,961 shares were issued for accrued dividends converted at $.005 per share in accordance with the terms of the Series B preferred shares certificate of designation.

In July 2006, the Company increased the size of its Board of Directors from four directors to five directors and appointed Richard Wynns as a director.

In August 2006, the Company committed to award a strategic advisor and consultant 20,000,000 shares of the Company’s common stock and agreed to award warrants to purchase another 20,000,000 shares of the Company’s common stock at an exercise price of $.015 per share if certain sales contributions are achieved. The warrants when issued will have a term of five years.

All of the above actions were approved by the Company’s Board of Directors.

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

On August 25, 2004, we completed a reverse merger into Robotic Workspace Technologies, Inc. ("RWT"), a robotics software technology provider, in which RWT was deemed the "accounting acquirer." Simultaneously, we discontinued our computer systems sales and services business and changed the Company’s name to Innova Holdings, Inc.

On May 16, 2006, we acquired all of the assets and assumed certain liabilities of CoroWare, a software systems integration firm with particular expertise in the area of mobile service robotics. CoroWare is the only mobile service robotics company to join the Microsoft ® Windows Embedded Partner Program. CoroWare uses the Windows XP Embedded operating system to power its mobile service robots, which are based on de facto standards, off-the-shelf hardware and proven software.

On June 16, 2006, we entered into a Strategic Alliance Agreement with Mesa Robotics, Inc., a robotics company with unmanned mobile robotic ground vehicles wherein Mesa granted us exclusive, worldwide rights to market and sell a full line of Mesa products, including, but not limited to, the current Mesa product line of unmanned ground robotic vehicles which are ACER, MATILDA, MARV, and MAUD. The activities are under Innova Robotics, Inc., a wholly-owned subsidiary of the Company and targeted at the homeland security, first responders, intelligence and military markets.

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

Revenue Recognition

The Company derives its software system integration services revenue from short-duration, time and material contracts. Generally, such contracts provide for an hourly-rate and a stipulated maximum fee. Revenue is recorded only on executed arrangements as time is incurred on the project and as materials, which are insignificant to the total contract value, are expended. Revenue is not recognized in cases where customer acceptance of the work product is necessary, unless sufficient work has been performed to ascertain that the performance specifications are being met and the customer acknowledges that such performance specifications are being met. The Company periodically reviews contractual performance and estimates future performance requirements. Losses on contracts are recorded when estimable. No contractual losses were identified during the periods presented.

The Company recognizes revenue for its Universal Robot Controller when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Product sales are recognized by the Company generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

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

The Company recognizes revenue from the sale of manufacturer’s maintenance and extended warranty contracts in accordance with EITF 99-19 net of its costs of purchasing the related contracts.

Accounting for Stock-Based Compensation

In accordance with SFAS 123(R), the Company has implemented the modified prospective method which recognizes compensation expense at previously determined fair values for all unvested awards granted to employees prior to the effective date of adoption and fair value for all new share-based payments made after adoption. The effect on net loss related to the adoption of SFAS 123(R) was $530,021.

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

The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s common stock. Consequently, our consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 5 regarding valuation methods used for derivative liabilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005:

During the three-month period ended June 30, 2006 (the "2006 Period") revenues were $389,981 compared to revenues of $0 during the three-month period ended June 30, 2005 (the "2005 Period"). These 2006 revenues resulted primarily from the inclusion of CoroWare’s results since the closing date of the acquisition, May 16, 2006 which totaled $354,783 in Revenues. Additionally, Robotic Workspace Technologies, a wholly owned subsidiary of the Company, recognized the shipment of the remainder of a multiple order for the Universal Robotic Controller. Gross profit on these revenues amounted to $110,734. Going forward, the results of the Company’s operations will include the full activity of CoroWare for each quarter.

Costs of goods sold represent primarily labor and labor-related costs in addition to overhead costs. Additionally, costs include materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, cabinetry to house all of the materials, and teach pendants as well as labor to assemble the controllers and install software is included.

Operating expenses were $1,160,553 during the 2006 Period compared to $348,190 during the 2005 Period. The increase in operating expenses primarily resulted from increased stock based compensation of $590,372, which resulted from the implementation of SFAF 123(R). All other operating expenses amounted to $570,181 during the 2006 Period compared to $348,190 during the 2005 Period, and represented mostly labor and related compensation costs, trade shows, travel expenses, rental expense and related office expenses. The Company spent $46,400 on R&D activities during the quarter.

Net loss for the 2006 Period was $1,193,511 compared to a net loss of $384,963 for the 2005 Period, due largely to increased stock based compensation of $590,372, which resulted from the implementation of SFAS 123(R).

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005:

During the six-month period ended June 30, 2006 (the "2006 Period") revenues were $526,471 compared to revenues of $0 during the six-month period ended June 30, 2005 (the "2005 Period"). These 2006 revenues resulted primarily from the inclusion of CoroWare’s results since the closing date of the acquisition, May 16, 2006 which totaled $354,783 in Revenues. Additionally, Robotic Workspace Technologies, a wholly owned subsidiary of the Company, recognized the shipment of a multiple order for the Universal Robotic Controller. Gross profit on these revenues amounted to $139,534. Going forward, the results of the Company’s operations will include the full activity of CoroWare for each quarter.

Costs of goods sold represent primarily labor and labor-related costs in addition to overhead costs. Additionally, costs include materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, cabinetry to house all of the materials, and teach pendants as well as labor to assemble the controllers and install software is included.

Operating expenses were $2,065,376 during the 2006 Period compared to $881,722 during the 2005 Period. The increase in operating expenses primarily resulted from increased stock based compensation of $590,372, which resulted from the implementation of SFAS 123(R). All other operating expenses amounted to $1,475,004 during the 2006 Period compared to $881,722 during the 2005 Period, and represented mostly labor and related compensation costs, trade shows, travel expenses, rental expense and related office expenses. The Company spent $47,000 on R&D expenditures during the six months ended June 30, 2006..

Net loss for the 2006 Period was $2,309,842 compared to a net loss of $942,032 for the 2005 Period, due largely to increased stock based compensation of $590,372, which resulted from the implementation of SFAS 123(R).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had current assets of $495,688 and current liabilities of $3,380,725. At June 30, 2006, we had negative working capital of $2,885,037 and an accumulated deficit of $11,817,982.

As described in Note 3, on June 14, 2005, Innova entered into a Standby Equity Distribution Agreement (SEDA) with Cornell. Under the SEDA, Innova may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000 over a twenty-four month period, commencing on the date a registration statement filed with the U.S. Securities and Exchange Commission. On December 22, 2005 the registration statement was declared effective by the SEC. Beginning in January 2006, the Company began to raise capital through the use of the SEDA. During the six months ended June 30, 2006, a total of $2,209,750 net proceeds were received by the Company and since June 30, 2006 another $94,500 of net proceeds were received by the Company. Of these amounts, $220,000 was used to repay the Cornell promissory note discussed in Note 5. Additionally, $100,650 was received from investors through a private placement.

The Company will continue to seek funds through private placements as well as debt financing. The Company will also continue to investigate alternative sources of financing. As discussed in Note 7 above, on July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000 of which $1,250,000 was advanced immediately. The second installment of $575,000 will be advanced on the date of the filing of the registration statement by the Company with the SEC of the Registration Statement. The last installment of $1,000,000 will be advanced three business days after the date the registration statement is declared effective by the SEC.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation. Effective January 1, 2006 we adopted SFAS 123(R) and our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. For the six months ended June 30, 2006, we recorded stock-based compensation expense of $590.372. The impact on basic net loss per share for the six months ended June 30, 2006 was $0.00. For the six months ended June 30, 2005, we recognized $0 of stock-based compensation expense under the intrinsic value method in accordance with APB 25.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 1, 2006 Manor Systems, LLC (Manor) filed a lawsuit against Lloyd Spencer, President of CoroWare, Inc and an ex-employee of Manor, and CoroWare, Inc. for violation of Mr. Spencer’s contractual duties to Manor pertaining to an agreement Mr. Spencer signed with Manor wherein he agreed to certain restrictive actions including prohibiting Mr. Spencer during his employment with Manor and for two years thereafter from soliciting or interfering with any Manor employee, contacting or soliciting any Manor customers and retaining and misappropriating any confidential information. On June 19, 2006 this lawsuit was successfully settled and the parties entered into a Settlement Agreement wherein Mr. Spencer agreed to pay Manor a total of $110,000 by September 14, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company obtained $70,000 of funds through the private placement sale of 9,589,042 shares of the Company's common stock at $.0073 per share, and an additional $25,650 of funds through the private placement sale of 1,500,000 shares of the Company’s common stock at $.0171 per share

In February 2006, an additional $5,000 of funds were obtained through the private placement sale of 505,051 shares of the Company's common stock at $.0099 per share.

During the first quarter of 2006, there were 20,000,000 options granted to directors and 13,000,000 options granted to employees. The share purchase options granted to directors vested upon the award and for employees the options vest evenly over a three-year period from date of grant. All of these options are exercisable at $.01 per share and they expire ten years after the grant date. The options had a fair value of $330,000 on the grant date.

In March 2006, the Company modified 18,000,000 options granted to the Chief Financial Officer in 2005 by changing their vesting from a three-year period to 100% vested as of December 14, 2005 and by changing the exercise price from $.036 to $.01. Additionally, 12,121,276 options that were granted in December 2004 to Stratex Solutions, LLC, the business owned by the Chief Financial Officer before he became an employee of the Company, with an exercise price of $.005 per share and vesting monthly over 5 years were changed to vest over three years. Further, the Company modified 15,000,000 options granted to the Chief Executive Officer and 5,658,621 options granted to an employee in 2005 by changing the exercise price from $.017 per share to $.01 per share. In July 2006, to be effective May 15, 2006, the Company increased the number of shares allocated for the Company’s Stock Option Plan from 150,000,000 to 200,000,000.

During the second quarter of 2006, there were 4,000,000 options granted to employees. These options are exercisable at $.018 per share, vest evenly over a three year period, and they expire ten years after grant date. Also, during the second quarter of 2006 there were 1,333,000 options granted to an independent contractor at an exercise price of $.017 per share and a term of three years with complete vesting by December 31, 2006, and 11,500,000 options were granted to an independent contractor at an exercise price of $.013 per share and a term of three years; vesting is one third at the end of each calendar year ending December 31, 2008. The options had a fair value of $139,330 on the grant date.

On March 10, 2006, the Chief Financial Officer was awarded a bonus of 5,625,000 shares of the Company’s common stock which was valued at $50,000 based on $.009 per share, the closing price of the Company stock on March 9, 2006.

During the quarter ended March 31, 2006, the remaining 81,450 of the Series A preferred stock were converted into 16,290,000 shares of the Company’s common stock, and dividends were converted into 112,168 shares of the Company’s common stock.

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

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August 2006.

INNOVA HOLDINGS, INC.

/s/ Walter K. Weisel Walter K. Weisel Chief Executive Officer (Principal Executive Officer)

/s/ Eugene V. Gartlan Eugene V. Gartlan Chief Financial Officer (Principal Accounting and Financial Officer)