Form 10KSB/A
period 2005-12-31
INNOVA HOLDINGS
filed 2006-09-28
CIK 1156784

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Innova Holdings, Inc. Summary Compensation Table

					Restricted
Name & Position	Year	Salary	Bonus	Other	Stock	Options	LTIP	All Other

Walter K. Weisel	2005	$150,000	0.000	0	0	15,000,000	0	$69,100 Note 1
Chairman and CEO	2004	$150,000	0.000	0	0	5,000,000	0	0
(see note 1 and 3 below)	2003	$150,000	0.000	0	0	0	0	0

Martin Nielson	2005	$0	0.000	0	0	0	0	Note 2
Chairman and CEO	2004	$100,000	0.000	0	0	5,000,000	0	Note 2
(see notes 1,2 and 3 below)	2003	$116,667	0.000	0	0	0	0	0

Eugene V. Gartlan	2005	$0	0.000	0	12,000,000	18,000,000	0	$12,000 Note 4
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

INNOVA HOLDINGS, INC.

Date: September 28, 2006	By:	/s/ Walter K. Weisel
Walter K. Weisel
Chairman, CEO and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2006	By:	/s/ Walter K. Weisel
Walter K. Weisel, Chairman, CEO and
Director

Date: September 28, 2006	By:	/s/ Eugene Gartlan
Eugene Gartlan, Chief Financial Officer and Chief Accounting Officer

Date: September 28, 2006	By:	/s/ Gary F. McNear
Gary F. McNear, Director

Date: September 28, 2006	By:	/s/ Craig W. Conklin
Craig W. Conklin, Director

Date: September 28, 2006	By:	/s/ Martin Nielson
Martin Nielson, Director