Form 10QSB
period 2006-09-30
INNOVA HOLDINGS
filed 2006-11-20
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

Commission file number: 000-33231

INNOVA ROBOTICS AND AUTOMATION, INC. FORMERLY KNOWN AS INNOVA HOLDINGS, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2006, the issuer had 79,467,593 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2006, reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective on November 20, 2006 as well as the name change of the Company from Innova Holdings, Inc. to Innova Robotics and Automation, Inc.

INNOVA ROBOTICS AND AUTOMATION, INC.
F/K/A INNOVA HOLDINGS, INC.
September 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

INNOVA ROBOTICS AND AUTOMATION, INC.
F/K/A INNOVA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
Current assets
Cash	$365,934
Accounts receivable, net	97,068
Inventory	91,860
Total current assets	554,862
Property and equipment, net	163,544
Other assets, net	676,220
Deferred financing cost	238,488
TOTAL ASSETS	$1,633,114
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current maturities of long-term debt	$67,382
Accounts payable	944,076
Accrued expenses	819,689
Notes payable, others	358,500
Notes payable, related parties	286,000
Dividend payable	29,117
Derivative liability	3,312,169
Total current liabilities	5,816,933
Long-term obligations:
Convertible debt	82,909
Long-term debt, net of current maturities	921,718
Commitments
STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
294,000 shares issued and outstanding	294
Common stock, $.001 par value, 90,000,000 shares authorized,
79,467,593 shares issued and outstanding	79,468
Additional paid-in capital	9,527,190
Accumulated deficit	(14,795,398)
Total Stockholders' Deficit	(5,188,446)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,633,114

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.
F/K/A INNOVA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues
Services	$255,717	$--	$610,500	$--
Products	68,303	--	239,991	--
Total revenues	324,020	--	850,491	--
Cost of revenues
Services	238,204	--	497,913	--
Products	69,908	--	197,136	--
Total cost of revenues	308,112	--	695,049	--
Gross profit	15,908	--	155,442	--
Operating expenses:
Selling, general and administrative	1,413,490	230,571	3,129,738	570,739
Outside services	193,117	222,467	429,370	375,694
Legal fees	91,103	17,192	246,807	73,212
Professional fees	74,052	17,986	157,740	361,382
Depreciation and amortization	87,526	1,859	100,471	3,641
Total operating expenses	1,859,288	490,075	4,064,126	1,384,668
Loss from operations	(1,843,380)	(490,075)	(3,908,684)	(1,384,668)
Interest expense	(138,599)	(33,101)	(269,898)	(93,411)
Derivative income (loss)	(766,290)	--	(907,482)	--
Loss on extinguishment of debt	(289,013)	--	(289,013)	--
Other income	59,794	--	87,819	--
Net loss	$(2,977,488)	$(523,176)	$(5,287,258)	$(1,478,079)
Loss applicable to common shareholders:
Net loss	$(2,977,488)	$(523,176)	$(5,287,258)	$(1,478,079)
Beneficial conversion features and
Accretions of preferred stock	--	(15,461)	--	(161,961)
Net loss applicable to common shareholders	$(2,977,488)	$(538,637)	$(5,287,258)	$(1,640,040)
Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.08)	$(0.04)
Weighted averaged shares outstanding:
Basic and diluted	77,404,860	46,047,405	69,365,307	46,047,405

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.
F/K/A INNOVA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($5,287,258)	($1,478,079)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	100,471	3,641
Stock based compensation	662,016	--
Common stock issued for services	401,297	585,405
Option expense for services	--	20,958
Derivative (income) expense	907,482	--
Loss on debt extinguishment	289,013	--
Amortization of deferred financing costs	15,228	--
Amortization of debt discount	82,909	--
Changes in operating assets and liabilities:
Inventory	(31,698)	(14,889)
Accounts receivable	1,478	--
Other assets	(15,259)	--
Accounts payable	(141,975)	122,938
Accrued expenses	(275,566)	--
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,291,862)	(760,026)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(48,664)	(22,884)
Purchase of CoroWare assets	(2,422)	--
CASH FLOWS FROM INVESTING ACTIVITIES	(51,086)	(22,884)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,398,239	468,000
Proceeds from convertible debt financing	1,561,857	--
Proceeds from sale of preferred stock	--	148,166
Payments of notes payable	(376,000)	--
Proceeds from notes payable	118,000	163,950
CASH FLOWS FROM FINANCING ACTIVITIES	3,702,096	780,116
NET INCREASE (DECREASE) IN CASH	359,148	(2,794)
Cash, beginning of period	6,786	2,794
Cash, end of period	$365,934	--

INNOVA ROBOTICS AND AUTOMATION, INC.
F/K/A INNOVA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2006 and 2005

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$57,648	19,876
Income taxes paid	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued to pay accrued liabilities	$535,105	$--
Amortization of deferred financing costs to equity	$99,315	$--
Conversion of Series A preferred stock	$58,840	$--
Stock issued in satisfaction of note payable	$80,000	$--
Common stock issued for property and equipment	$--	$32,500

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.
F/K/A INNOVA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Innova Robotics and Automation, Inc. F/K/A Innova Holdings, Inc. ( the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-KSB and prior reports for 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2005 as reported in form 10-KSB have been omitted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments:

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, and convertible debt.

We carry cash, accounts receivable, accounts payable, and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We also carry notes payable and convertible debt; however, fair values of debt instruments are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of September 30, 2006, estimated fair values and respective carrying values of our notes payable and long-term debt are as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable - Merger	4(a)	$230,000	$230,000
Note payable - Principal shareholder	4(b)	$165,000	$165,000
Shareholder notes payable	4(c)	$121,000	$121,000
Note payable - CoroWare	4(d)	$50,000	$50,000
Other notes payable		$78,500	$78,500
Long-term debt	5	$989,100	$989,100

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the Cornell Capital Partners, L.P. (“Cornell”) financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassed from stockholders’ equity when net-share settlement was no longer within the Company’s control (see Note 6).

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table illustrates the components of derivative liabilities at September 30, 2006:

	Note	Compound derivative	Warrant liability	Other warrants	Total
$ 55,000 financing	6(a)	$--	$--	$--	$--
$2,825,000 financing	6(b), 8	$1,409,563	$1,169,400	$733,206	$3,312,169

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2006:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	6(b)	11,746,354	9,300,000	21,046,354
Other warrants	8	--	4,124,128	4,124,128
		11,746,354	13,424,128	25,170,482

Share-based payments:

Effective January 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 Accounting for Stock-Based compensation. Effective January 1, 2006, we adopted Financial Accounting Standards No. 123(R), Share-Based Payments (FAS123R). Under the fair value method, we recognize compensation expense for all share-based payments granted after January 1, 2005, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2005, in accordance with SFAS No. 123. Under the fair value recognition provisions of FAS 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of FAS 123 and FAS 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123(R), see Note 7 to the consolidated financial statements.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our financial statements are the following:

•	estimating future bad debts on accounts receivable that are carried at net realizable values;
•	estimating the fair value of our financial instruments that are required to be carried at fair value; and
•	estimating the recoverability of our long-lived assets.

We use all available information and appropriate techniques to develop our estimates. However, actual results could differ from our estimates.

NOTE 3 - PURCHASE OF BUSINESS

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

On May 16, 2006, the Company completed the purchase of all of the assets of CoroWare, Inc. pursuant to the Asset Purchase Agreement the Company entered into with CoroWare Technologies, Inc., a wholly owned subsidiary of the Company, dated as of May 12, 2006. Under the terms of the Agreement, the Company purchased, and CoroWare sold, all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers, and all other tangible and intangible assets including all developed software, and the Company further agreed to assume certain liabilities; however, the amount of such assumed liabilities will not exceed $100,000 more than the amount of certain accounts receivable and cash assets purchased. Additionally, the Company agreed to assume certain bank credit card debt in an amount up to $98,168.

The Company paid a purchase price for the assets equal to: (i) $450,000 in cash, of which $100,000 is guaranteed and $350,000 is contingent based upon the financial results of CoroWare for the one year following May 16, 2006; (ii) $1,200,000 million in the restricted shares of our common stock (3,000,000 shares), of which 500,000 shares were delivered to CoroWare at the closing and the remaining 2,500,000 shares are contingent based upon the financial results of CoroWare for the three years following May 16, 2006 , and (iii) options to purchase 1,200,000 shares of our common stock, exercisable at a price equal to $0.18 per share, allocated to employees of CoroWare. Of the 2,500,000 shares of contingent common stock, 1,250,000 shares are being held in escrow to be released at such time as a certain legal proceeding brought by Manor Systems, LLC against CoroWare and Lloyd Spencer, the President of CoroWare, is settled; see discussion below. The amount of contingent cash paid to CoroWare will be reduced by the amount of assumed liabilities, and the amount of contingent shares paid to CoroWare will be reduced by the amount of all bank credit card debt assumed.

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

The purchase price for the CoroWare assets amounted to $606,400 and, as discussed below, additional purchase price is contingent upon the financial performance of the business acquired. The purchase of CoroWare was accounted for as a purchase business combination, where the fair value of the purchase consideration was allocated to the assets acquired and liabilities assumed based upon fair values. In connection with the allocation, the fair values of assets acquired and liabilities assumed exceeded the purchase price by $273,090. As a result, long-lived tangible and intangible assets acquired were reduced for this amount, which was allocated on a relative fair value basis. The operating results of the acquired business will be included in results of the Company following its acquisition on May 16, 2006.

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

The purchase price includes both fixed and contingent components. The fixed purchase price, as reflected above, included $100,000 in cash, 500,000 shares of common stock, valued at the closing market price, and 1,200,000 common stock purchase options, valued using the Black Scholes Merton technique. The contingent purchase price includes an additional $350,000 in cash and 2,500,000 shares of common stock that may be issuable over a three year period based upon the financial performance (sales and gross margins) of the business acquired. Contingent consideration is recorded when the contingencies are resolved.

The following unaudited pro forma statement of operations for the nine months ended September 30, 2006 and 2005 gives effect to our acquisition of CoroWare as if the acquisition had occurred on January 1, 2006 or 2005, respectively.

The unaudited pro forma financial information is not necessarily indicative of the financial condition or results of operations that we would have achieved had the acquisition occurred on the dates referred to above. In addition, unaudited pro forma operating information is not necessarily indicative of the results of operations that we may achieve during the year ended December 31, 2006.

	Nine months ended
	September 30,		September 30,
	2006		2005
Sales	$1,173,737		$765,771
Net loss	$(3,274,265)	$	(1,748,097)
Loss per share	$(0.05)		$(0.04)

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

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at September 30, 2006:

Note payable - Merger	4(a)	$230,000
Note payable - Principal shareholder	4(b)	165,000
Shareholder notes payable	4(c)	121,000
Note payable - CoroWare	4(d)	50,000
Other notes payable		78,500
SEDA commitment fee	4(e)	--
		$644,500

(a) Note payable - Merger:

In February 2003, the Company issued $230,000 of notes payable, the terms of which were subsequently modified in July 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005. None of these warrants were exercised prior to their expiration.

(b) Note payable - Principal shareholder:

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

(c) Shareholder notes payable:

During September through December 2005, the Company entered into short-term debt obligations other than in the ordinary course of business totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company, including the Chief Financial Officer who loaned the Company $45,000 and a Director who loaned the Company $1,000. All lenders agreed to extend the due date to December 31, 2006. During the nine months ended September 30, 2006, $136,000 was repaid.

(d) Note payable - CoroWare:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with CoroWare, Inc. discussed in Note 4 above, the Company has recognized a promissory note of $70,000, without interest, due to CoroWare, Inc. and payable during the twelve months ending May 15, 2007. This note is part of the $100,000 cash payment guaranteed under the terms of the Agreement; the remaining $30,000 was paid at the closing of the transaction on May 16, 2006. During the nine months ended September 30, $20,000 of this note was repaid.

(e) June 14, 2005 Standby Equity Distribution Agreement:

On June 14, 2005 the Company entered into a Standby Equity Distribution Agreement discussed in Note 6(b). In connection with this agreement, the Company issued a $300,000 promissory note to Cornell. The promissory note was recorded as a note payable and as deferred financing costs. During the six months ended June 30, 2006, $220,000 of the promissory note was repaid. The Company paid the remaining $80,000 owed by issuing 484,850 shares of the Company’s common stock as part of the Termination Agreement for the Standby Equity Distribution Agreement, which was entered into with Cornell in July 2006. The Company recorded a gain on extinguishment of $7,273 related to this transaction.

NOTE 5 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. This loan is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's Chairman and CEO, a principal shareholder and founder of RWT. The balance outstanding as of September 30, 2006 was $989,100. The annual interest rate on the unpaid principal amount is 4%, due and payable in monthly installments of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

NOTE 6 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at September 30, 2006:

Carrying value
$ 55,000 financing (a)	$--
$2,825,000 financing (b)	82,909
$82,909

(a) $55,000 Convertible debenture financing:

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”). Pursuant to this Agreement, the Company sold a Convertible Debenture in the principal amount of $55,000 to Cornell. The Convertible Debenture bore interest at the rate of 12% per annum and was due on April 7, 2006. The principal of the Convertible Debenture was convertible into common stock of the Company at a price equal to $.30 per share (the "Conversion Shares"). In the event of default by the Company, the principal of the Convertible Debenture was convertible into Conversion Shares at a price of $.50 per share. The Company granted demand registration rights to Cornell for the Conversion Shares. The Convertible Debenture was secured by a second lien on all of the assets of the Company. The full amount of principal and interest were repaid to Cornell by April 7, 2006.

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term—remaining term of the host instrument; Effective Volatility—44.19%; Effective Risk Adjusted Yield—12.36%. As a result of these estimates, the valuation model resulted in a compound derivative balance of $163,240 at inception. This amount exceeded the proceeds by ($108,240). In accordance with FAS133, the excess was immediately charged to expense. During the period from issuance to December 31, 2005, the fair value of the derivative declined in value by $118,932. In accordance with FAS133, this amount was credited to income during the period. During the first quarter 2006, the fair value of the derivative declined in value by $12,508. In accordance with FAS133, this amount was credited to income during the period. During the second quarter 2006, the fair value of the derivative declined by $31,800. In accordance with FAS133, this amount was credited to income during the period. The derivative financial instrument continued to be adjusted to fair value until the debenture was settled in April 2006.

The resulting discount on the host instrument was amortized over the term of the instrument using the effective interest method. Amortization of debt discount through final note settlement in April 2006 amounted to $52,471.

(b) $2,825,000 Convertible debenture financing:

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately and $575,000 was advanced in August concurrent with our filing of the Registration Statement with the Securities and Exchange Commission (SEC). The last installment of $1,000,000 will be advanced three business days after the date the Registration Statement is declared effective by the SEC.

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.40. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 1,000,000 and 1,500,000 shares of Common Stock at prices equal to $0.50 and $1.00, respectively, together with three-year warrants to purchase 2,300,000, 2,000,000 and 2,500,000 shares of Common Stock at prices equal to $0.25, $0.65 and $0.75, respectively.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to use its best efforts to cause the Registration Statement to be filed no later than 30 days after the closing date. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the Commission no later than 30 days after the closing date, or if the Registration Statement is not declared effective within 120 days after the closing date, it is required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 10% redemption premium provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below). In addition, beginning on the earlier of: (i) the first trading day following the day which the Registration Statement is declared effective by the Commission, or (ii) December 1, 2006, and continuing on the first trading day of each calendar month thereafter, Cornell may require the Company to redeem up to $500,000 of the remaining principal amount of the Debentures per calendar month. However, Cornell may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested redemptions by either paying cash or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 95% of the lowest daily volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the redemption.

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (21.36% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $1,108,250 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control. The fair value allocated to the warrants instruments was $637,700 at inception. The remaining $79,050 was recorded as convertible debt.

The following table illustrates the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	3 months ended September 30, 2006		9 months ended September 30, 2006
Derivative income (expense)	Compound derivative	Warrant liability	Compound Derivative	Warrant liability
$ 55,000 financing	$--	$--	$44,308	$--
$2,825,000 financing	($ 301,313)	($ 531,700)	($ 301,313)	($531,700)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the note to zero. The discount, related deferred finance costs and future interest payments are amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 and 2005 amounted to approximately $95,000 and $-0-, respectively.

NOTE 7 - STOCK BASED COMPENSATION

Common stock:

In July, the Company issued 3,788,503 shares of the Company’s common stock to Martin Nielson, Gary McNear and Craig Conklin, directors of the Company and previously the CEO, CFO and COO of the Company, respectively, for amounts owed associated with expense reimbursement and accrued compensation pursuant to the Merger Agreement dated July 21, 2004 between Innova Holdings, Inc., Robotic Workspace Acquisition, Inc. and Robotic Workspace Technologies, Inc., Inc. and in accordance with Section 6.1(e) of said Merger Agreement. The Company had recorded a liability for these shares of $378,850 since the merger date to reimburse expenses and compensate accrued salaries for Altos Bancorp, Inc., Martin Nielson, Gary McNear and Craig Conklin by issuing the stated shares as reflected in said Merger Agreement which shall be paid with shares of the Company’s Common Stock at $.10 a share. The shares were issued as follows:

Martin Nielson	30,085,033 shares
Gary McNear	3,900,000 shares
Craig Conklin	3,900,000 shares

Further, the Chief Financial Officer received a bonus, which had been accrued at December 31, 2005, of 562,500 shares of the Company’s common stock on March 10, 2006, which was valued at $50,000 based on $.09 per share, the closing price of the Company stock on the previous day.

In July 2006, the Company issued 4,441,300 shares for services performed by employees, consultants and outside advisors totaling $557,552 (of which $106,255 was accrued at December 31, 2005) at share prices from $.08 per share to $.12 per share.

Employee Stock Options:

Compensation cost of $59,436 and $649,808 was recognized during the three and nine month periods ending September 30, 2006, respectively, for grants under the employee stock option plans as a result of the Company implementing SFAS 123(R) effective January 1, 2006. Under the modified prospective method, the Company recognizes compensation expense at previously determined fair values for all unvested awards granted to employees prior to the effective date of adoption and fair value for all new share-based payments made after adoption.

During the first quarter of 2006 there were 2,000,000 options granted to directors and 1,300,000 options granted to employees. The share purchase options granted to directors vested upon the award and for employees the options vest evenly over a three year period from date of grant. All of these options are exercisable at $.10 per share and they expire ten years after the grant date. The options had a fair value of $330,000 on the grant date.

In March 2006 the Company modified 1,800,000 options granted in 2005 to the Chief Financial Officer by changing their vesting from a three year period to 100% vested as of December 14, 2005 and by reducing the exercise price from $.36 to $.10. In addition, the Company modified 1,500,000 options granted to the Chief Executive Officer and 565,862 options granted to an employee in 2005 by reducing the exercise price from $.17 per share to $.10 per share. In connection with the modification the Company recorded a charge of $260,000.

During the second quarter of 2006 there were 1,600,000 options granted to employees, including the 1,200,000 options granted to employees of CoroWare which is discussed in Note 3 above. These options are exercisable at $.18 per share, vest evenly over a three year period, and they expire ten years after grant date. Also, during the second quarter of 2006 there were 133,300 options granted to an independent contractor at an exercise price of $.17 per share and a term of three years with complete vesting by December 31, 2006, and 1,150,000 options were granted to an independent contractor at an exercise price of $.13 per share and a term of three years; vesting is one third at the end of each calendar year ending December 31, 2008. The options had a fair value of $139,330 on the grant date.

During the third quarter of 2006 there were 100,000 options granted to an employee, exercisable at $.26 per share vesting evenly over a three year period, and expiring ten years after grant date.

In July 2006, but effective May 15, 2006, the Company increased the number of shares allocated for the Company’s Stock Option Plan from 15,000,000 to 20,000,000.

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

The following table summarizes employee stock option activity:

Outstanding, December 31, 2005	8,492,594
Granted	5,000,000
Cancelled	--
Exercised	--
Outstanding, September 3, 2006	13,492,549
Weighted-average grant-date fair
value of options	$0.16
Weighted-average remaining years
of contractual life	8.61

NOTE 8 - OTHER STOCKHOLDERS’ EQUITY

Issuances of common stock:

On June 14, 2005, Innova entered into a Standby Equity Distribution Agreement with Cornell. Under the Standby Equity Distribution Agreement, Innova may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000. The purchase price for the shares is equal to their market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $400,000, with no advance occurring within five trading days of a prior advance. Cornell received a one-time commitment fee of 260,870 shares of the Company's common stock equal to approximately $90,000 based on Innova's stock price on May 4, 2005, when the term sheet for the Standby Equity Distribution Agreement was signed. Cornell is paid a fee equal to 5% of each advance, which is retained by Cornell from each advance. The Company will pay a structuring fee of $500 for each advance made under the Standby Equity Distribution Agreement. The Company also issued to Cornell its promissory note for $300,000, which is payable by December 31, 2006. The note does not bear interest except in the event of a default.

From January 1, 2006 through July 21, 2006, the Company utilized the Standby Equity Distribution Agreement and sold 16,173,617 shares of common stock to Cornell for gross proceeds of $2,435,000. Of the gross proceeds received, Cornell was paid $121,750 in commitment fees and $9,000 in structuring fees.

On July 21, 2006, we terminated the Standby Equity Distribution Agreement dated June 14, 2005 with Cornell, together with all of the definitive agreements related thereto. In addition, on July 21, 2006 Cornell agreed to terminate the promissory note in the remaining principal amount of $80,000 in exchange for our issuance of 484,850 shares of common stock to Cornell. We recognized a gain of $7,272 on the extinguishment of the debt.

During the quarter ended March 31, 2006 the Company obtained an additional $100,650 of funds through the private placement sale of 1,159,409 shares of the Company's common stock at prices ranging from $.073 to $.171 per share.

Issuances of preferred stock:

Series A:

On June 23, 2004, the Company entered into a private placement and sold 125,000 shares of Series A Preferred Stock for $125,000. Each share of the Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the number of shares of common stock equal to $1.00 divided by a conversion price equal to the lesser of 75% of the average closing bid price of the Company's common stock over the twenty trading days preceding conversion or $0.05, (iii) has a liquidation preference of $1.00 per share, (iv) must be redeemed by the Company five years after issuance at $1.00 per share plus accrued and unpaid dividends, (v) may be redeemed by the Company at any time for $1.30 per share plus accrued and unpaid dividends,(vi) grants rights to acquire one share of Common Stock for each share of Common Stock issued on conversion at a price per share equal to the average of the closing price of the common stock on the five business days preceding the date of conversion for a period of one year from the date of conversion and,(vii) has no voting rights except when mandated by Delaware law.

Of the $125,000 proceeds received from the issuance of the Series A Preferred Stock, $50,000 was allocated to the beneficial conversion feature embedded in the Series A Preferred Stock on the date of issuance based on a conversion price of $.005 per share. Of this amount, $48,300 was the unamortized embedded beneficial feature assumed as part of the reverse merger with Robotic Workspace Technologies, Inc. The beneficial conversion feature is being amortized over five (5) years and accordingly; $3,600 was amortized through Accumulated Deficit through December 31, 2004. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $125,000 of proceeds received when the Series A Preferred Stock was issued amounted to $50,000.

During the quarter ended September 30, 2005, 43,550 shares of Series A Preferred Stock were converted into 871,000 shares of Common Stock of the Company. Accordingly, $13,832 of the unamortized beneficial conversion feature associated with the converted Series A Preferred Stock was amortized to Accumulated Deficit and credited to Additional Paid in Capital during the three months ended September 30, 2005. Additionally, $8,258 of the remaining beneficial conversion feature was amortized through Accumulated Deficit for the twelve months ended December 31, 2005. The total beneficial conversion feature amortized through Accumulated Deficit associated with the Series A Preferred Stock was $22,090 through the twelve months ended December 31, 2005.

During the quarter ended March 31, 2006, the remaining 81,450 shares of the Series A preferred stock were converted into 1,629,000 shares of the Company’s common stock, and dividends were converted into 11,217 shares of the Company’s common stock. Accordingly, the entire remaining unamortized beneficial conversion feature associated with the converted Series A Preferred Stock totaling $22,610 was amortized to Accumulated Deficit and credited to Additional Paid in Capital during the three months ended March 31, 2006.

Series B:

In September 2004, the Company authorized $525,000 of Series B Preferred Stock. Each share of Series B Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $.05 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v) ranks junior to the Series A Preferred Stock upon liquidation of the Company and (vi) has no voting rights except when mandated by Delaware law.

In 2004, $377,000 of the Series B Preferred Stock had been sold. Of the $377,000 proceeds received from the issuance of the Series B Preferred Stock, $146,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.005 per share. All of the $146,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance; therefore, all of the beneficial conversion feature was amortized as of December 31, 2004. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $377,000 of proceeds received when the Series B Preferred Sock was issued amounted to $158,500.

During 2005, the Company sold $148,000 of the Series B Preferred Stock, bringing the total sold to $525,000. Of the $148,000 proceeds received from that issuance of the Series B Preferred Stock, $141,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.05 per share. All of the $141,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $148,000 of proceeds received when the Series B Preferred Stock was issued amounted to $39,400. During 2005, 33,000 shares of Series B Preferred Stock were converted into 660,000 shares of Common Stock of the Company.

In July 2006, 197,666 shares of the Company’s Series B preferred stock converted into 3,953,320 shares of the Company’s common stock at the conversion price of $.05 per share, and an additional 56,476 shares of common stock were issued for accrued dividends converted at $.175 per share in accordance with the terms of the Series B preferred shares certificate of designation.

Outstanding warrants:

As of September 30, 2006, we had the following warrants outstanding:

	Note	Grant date	Expiration date	Warrants granted	Exercise price
Warrant to consultant	(a)	12/15/04	12/15/07	1,212,127	$.05
Warrant to consultant	(a)	04/06/06	12/31/09	1,150,000	$.13
Warrant to consultant	(a)	04/01/06	12/31/09	133,000	$.171
Series A Preferred stock rights	(a)	01/23/06	1/23/07	1,129,,000	$.072
Series A Preferred stock rights	(a)	03/15/06	3/15/07	500,000	$.094
$2,825,000 financing	6(b)	7/21/06	7/21/09	2,500,000	$.5 - $1.00
$2,825,000 financing	6(b)	7/21/06	7/21/11	6,800,000	$.25 - $.75
				13,424,127

(a) These warrants were initially recorded in equity. The fair value of these warrants ($733,206) was reclassified to liabilities when the Company entered into the $2,825,000 Cornell financing on July 21, 2006 at which time it lost the ability to net share-settle all of its obligations. The fair value of the warrants was determined using the Black-Scholes-Merton valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.

Derivative income (expense) associated with these other warrants are summarized in the table below.

Derivative income (expense)	For the three months ended September 30, 2006	For the nine months ended September 30, 2006

Warrant derivative	$--	$--

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In May 2006 the Company recorded a liability associated with the indemnification of a Director for his personal liability in an amount of $110,000 resulting from his personal guarantee of amounts owed by a former subsidiary of the Company and the settlement of such indebtedness of the Company’s former subsidiary incurred in the ordinary course of business in accordance with the provisions of Article V, Paragraph 6.2 (k) of the Merger Agreement the Company entered into with RWT Acquisition, Inc., and Robotic Workspace Technologies, Inc. dated July 21, 2004. The action was settled during the quarter ending September 30, 2006 and the Company has been relieved of this liability.

In August 2006 the Company awarded a strategic advisor and consultant 2,000,000 shares of the Company’s common stock and agreed to award warrants to purchase another 2,000,000 shares of the Company’s common stock at an exercise price of $.15 per share if certain sales contributions are achieved. The warrants when issued will have a term of five years.

NOTE 10 - SUBSEQUENT EVENTS

1. On November 3, 2006, the Company held its Special Meeting of Stockholders.

2. There were present in person or by proxy 75,099,826 shares of Common Stock, of a total of 75,099,826 shares of Common Stock entitled to vote.

3. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

Nominee	Number of Shares
Walter K. Weisel	66,463,270
Martin Nielson	66,332,099
Gary F. McNear	66,333,149
Craig W. Conklin	66,332,149
Rick Wynns	66,316,099

4. 65,082,993 shares were voted in favor of amending our Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our Common Stock at a ratio of either one-for-eight or one-for-ten, as determined at the discretion of the board of directors to be in the best interests of the Company without further approval from our stockholders.

5. 44,584,751 shares were voted in favor of adopting our Amended and Restated 2005 Stock Option Plan, including all amendments thereto adopted by the Board of Directors.

The Board of Directors subsequently authorized a reverse split of our issued and outstanding shares of common stock at a ratio of one-for-ten. The reverse split was effectuated on November 20, 2006, the effect of which has been refelcted in these financial statements. In addition, on November 20, 2006, the Company changed its corporate name from Innova Holdings, Inc. to Innova Robotics and Automation, Inc.

NOTE 11 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the nine months ended September 31, 2006 and year ended December 30, 2005 of $5,287,258 and $1,881,125, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company will continue to seek funds through private placements as well as debt financing. The Company will also continue to investigate alternative sources of financing. As discussed in Note 6 above, on July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000 of which $1,250,000 was advanced immediately. The second installment of $575,000 will be advanced on the date of the filing of the registration statement by the Company with the Securities and Exchange Commission of the Registration Statement. The last installment of $1,000,000 will be advanced three business days after the date the registration statement is declared effective by the Commission.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Innova Holdings, Inc.'s working capital requirements; or (3) that the proceeds from the use of the Securities Purchase Agreement will be adequate to fund the working capital requirements of the Company. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing, and the Securities Purchase Agreement are insufficient, Innova Holdings, Inc. will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Innova Holdings, Inc.

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

On May 16, 2006, we acquired all of the assets and assumed certain liabilities of CoroWare, Inc., a software systems integration firm with particular expertise in the area of mobile service robotics. CoroWare is the only mobile service robotics company to join the Microsoft ® Windows Embedded Partner Program. CoroWare uses the Windows XP Embedded operating system to power its mobile service robots, which are based on de facto standards, off-the-shelf hardware and proven software.

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

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the Cornell Capital Partners, L.P. (“Cornell”) financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassed from stockholders’ equity when net-share settlement was no longer within the Company’s control (see Note 6).

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005:

During the three-month period ended September 30, 2006 (the "2006 Period") revenues were $324,020 compared to revenues of $0 during the three-month period ended September 30, 2005 (the "2005 Period"). These 2006 revenues resulted primarily from the inclusion of CoroWare’s results since the closing date of the acquisition, May 16, 2006 which totaled $255,717 in revenues. Additionally, Robotic Workspace Technologies, a wholly owned subsidiary of the Company, recognized the shipment of an order for the Universal Robotic Controller and recorded revenues in the amount of $68,303. Gross profit on these revenues amounted to $15,908.

Cost of goods sold was $308,112 and $-0- for the three months ended September 30, 2006 and 2005, respectively. Cost of goods sold represents primarily labor and labor-related costs in addition to overhead costs. Additionally, costs include materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, cabinetry to house all of the materials, and teach pendants as well as labor to assemble the controllers and install software is included.

Operating expenses were $1,859,288 during the 2006 period compared to $490,075 during the 2005 Period. The increase in operating expenses primarily resulted from increased employee stock based compensation of $649,808, which resulted from the implementation of SFAF 123(R). All other operating expenses amounted to $1,209,480 during the 2006 Period compared to $490,075 during the 2005 Period, and represented mostly labor and related compensation costs, trade shows, travel expenses, rental expense and related office expenses. The Company spent $46,400 on R&D activities during the period.

Net loss for the 2006 Period was $2,977,488 compared to a net loss of $523,176 for the 2005 Period, due largely to increased employee stock based compensation of $649,808 which resulted from the implementation of SFAF 123(R), and a derivative loss of $766,290 which resulted from the recent convertible debenture financing.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005:

During the nine-month period ended September 30, 2006 (the "2006 Period") revenues were $850,491 compared to revenues of $0 during the nine-month period ended September 30, 2005 (the "2005 Period"). These 2006 revenues resulted primarily from the inclusion of CoroWare’s results since the closing date of the acquisition, May 16, 2006 which totaled $610,500 in revenues. Additionally, Robotic Workspace Technologies, a wholly owned subsidiary of the Company, recognized the shipment of multiple orders for the Universal Robotic Controller and recognized revenues in the amount of $239,991. Gross profit on these revenues amounted to $155,442. Going forward, the results of the Company’s operations will include the full activity of CoroWare for each quarter.

Cost of goods sold was $695,049 and $-0- for the nine months ended September 30, 2006 and 2005, respectively. Costs of goods sold represent primarily labor and labor-related costs in addition to overhead costs. Additionally, costs include materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, cabinetry to house all of the materials, and teach pendants as well as labor to assemble the controllers and install software is included.

Operating expenses were $4,064,126 during the 2006 period compared to $1,384,668 during the 2005 Period. The increase in operating expenses primarily resulted from increased employee stock based compensation of $649,808, which resulted from the implementation of SFAF 123(R). All other operating expenses amounted to $3,502,213 during the 2006 Period compared to $1,384,668 during the 2005 Period, and represented mostly labor and related compensation costs, trade shows, travel expenses, rental expense and related office expenses. The Company spent $47,000 on R&D expenditures during the nine months ended September 30, 2006.

Net loss for the 2006 Period was $5,287,258 compared to a net loss of $1,478,079 for the 2005 Period, due largely to increased employee stock based compensation of $649,808, which resulted from the implementation of SFAF 123(R).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had current assets of $554,862 and current liabilities of $5,816,933. At September 30, 2006, we had negative working capital of $5,262,071 and an accumulated deficit of $14,795,398.

As described in Notes 4 and 8, on June 14, 2005, Innova entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners (“Cornell”). Under the SEDA, Innova may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000 over a twenty-four month period, commencing on the date a registration statement filed with the U.S. Securities and Exchange Commission. On December 22, 2005 the registration statement was declared effective by the SEC. Beginning in January 2006, the Company began to raise capital through the use of the SEDA. During the nine months ended September 30, 2006, a total of $2,297,589 net proceeds were received by the Company. Of these amounts, $220,000 was used to repay the Cornell promissory note discussed in Note 4. The SEDA was terminated in July 2006. Additionally, $100,650 was received from investors through a private placement.

The Company will continue to seek funds through private placements as well as debt financing. The Company will also continue to investigate alternative sources of financing. As discussed in Note 6 above, on July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000 of which $1,250,000 was advanced immediately. The second installment of $575,000 will be advanced on the date of the filing of the registration statement by the Company with the Securities and Exchange Commission of the Registration Statement. The last installment of $1,000,000 will be advanced three business days after the date the registration statement is declared effective by the Commission.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation. Effective January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended September 30, 2006 reflect the impact of SFAS 123R. For the nine months ended September 30, 2006, we recorded employee stock-based compensation expense of $649,808. The impact on basic net loss per share for the three months ended September 30, 2006 was $0.00. For the nine months ended September 30, 2006, we recognized $0 of stock-based compensation expense under the intrinsic value method in accordance with APB 25.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 1, 2006 Manor Systems, LLC (Manor) filed a lawsuit against Lloyd Spencer, President of CoroWare, Inc and an ex-employee of Manor, and CoroWare, Inc. for violation of Mr. Spencer’s contractual duties to Manor pertaining to an agreement Mr. Spencer signed with Manor wherein he agreed to certain restrictive actions including prohibiting Mr. Spenser during his employment with Manor and for two years thereafter from soliciting or interfering with any Manor employee, contacting or soliciting any Manor customers and retaining and misappropriating any confidential information. On June 19, 2006 this lawsuit was successfully settled and the parties entered into a Settlement Agreement wherein Mr. Spencer agreed to pay Manor a total of $110,000 by September 14, 2006. The entire amount has been paid as of September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company obtained $70,000 of funds through the private placement sale of 958,904 shares of the Company's common stock at $.073 per share, and an additional $25,650 of funds through the private placement sale of 150,000 shares of the Company’s common stock at $.171 per share

In February 2006 an additional $5,000 of funds were obtained through the private placement sale of 50,505 shares of the Company's common stock at $.099 per share.

During the first quarter of 2006, there were 2,000,000 options granted to directors and 1,300,000 options granted to employees. The share purchase options granted to directors vested upon the award and for employees the options vest evenly over a three-year period from date of grant. All of these options are exercisable at $.10 per share and they expire ten years after the grant date. The options had a fair value of $330,000 on the grant date.

In March 2006 the Company modified 1,800,000 options granted to the Chief Financial Officer in 2005 by changing their vesting from a three-year period to 100% vested as of December 14, 2005 and by changing the exercise price from $.36 to $.10. Additionally, 1,212,127 options that were granted in December 2004 to Stratex Solutions, LLC, the business owned by the Chief Financial Officer before he became an employee of the Company, with an exercise price of $.05 per share and vesting monthly over 5 years were changed to vest over three years. Further, the Company modified 1,500,000 options granted to the Chief Executive Officer and 565,862 options granted to an employee in 2005 by changing the exercise price from $.17 per share to $.10 per share. In July 2006, to be effective May 15, 2006, the Company increased the number of shares allocated for the Company’s Stock Option Plan from 15,000,000 to 20,000,000.

During the second quarter of 2006, there were 1,600,000 options granted to employees, including the 1,200,000 options granted to employees of CoroWare which is discussed in Note 3 above. These options are exercisable at $.18 per share, vest evenly over a three year period, and they expire ten years after grant date. Also, during the second quarter of 2006 there were 133,300 options granted to an independent contractor at an exercise price of $.17 per share and a term of three years with complete vesting by December 31, 2006, and 1,150,000 options were granted to an independent contractor at an exercise price of $.13 per share and a term of three years; vesting is one third at the end of each calendar year ending December 31, 2008. The options had a fair value of $139,330 on the grant date.

On March 10, 2006 the Chief Financial Officer was awarded a bonus of 562,500 shares of the Company’s common stock which was valued at $50,000 based on $.09 per share, the closing price of the Company stock on March 9, 2006.

During the quarter ended March 31, 2006, the remaining $81,450 shares of the Series A preferred stock were converted into 1,629,000 shares of the Company’s common stock, and dividends were converted into 11,217 shares of the Company’s common stock.

In July, the Company issued 3,788,503 shares of the Company’s common stock to Martin Nielson, Gary McNear and Craig Conklin, directors of the Company and previously the CEO, CFO and COO of the Company, respectively, for amounts owed associated with expense reimbursement and accrued compensation pursuant to the Merger Agreement dated July 21, 2004 between Innova Holdings, Inc., Robotic Workspace Acquisition, Inc. and Robotic Workspace Technologies, Inc., Inc. and in accordance with Section 6.1(e) of said Merger Agreement. The Company had recorded a liability for these shares of $378,850 since the merger date to reimburse expenses and compensate accrued salaries for Altos Bancorp, Inc., Martin Nielson, Gary McNear and Craig Conklin by issuing the stated shares as reflected in said Merger Agreement which shall be paid with shares of the Company’s Common Stock at $.10 a share. The shares were issued as follows:

Martin Nielson	3,008,503 shares
Gary McNear	390,000 shares
Craig Conklin	390,000 shares

During the third quarter of 2006 there were 100,000 options granted to an employee, exercisable at $.26 per share vesting evenly over a three year period, and expiring ten years after grant date.

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143, of which $1,250,000 was advanced immediately and $575,000 was advanced in August concurrent with our filing of the Registration Statement with the Securities and Exchange Commission (SEC). The last installment of $1,000,000 will be advanced three business days after the date the Registration Statement is declared effective by the SEC.

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.40. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 1,000,000 and 1,500,000 shares of Common Stock at prices equal to $0.50 and $1.00, respectively, together with three-year warrants to purchase 2,300,000, 2,000,000 and 2,500,000 shares of Common Stock at prices equal to $0.25, $0.65 and $0.75, respectively.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In February 2003, the Company issued $230,000 of notes payable, the terms of which were subsequently modified in July 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005. None of these warrants were exercised prior to their expiration.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November 2006.

INNOVA ROBOTICS AND AUTOMATION, INC. F/K/A INNOVA HOLDINGS, INC.

By:	/s/ Walter K. Weisel
Walter K. Weisel
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eugene V. Gartlan
Eugene V. Gartlan
Chief Financial Officer (Principal Accounting and Financial Officer)