Form 10KSB
period 2006-12-31
Innova Robotics & Automation, Inc.
filed 2007-04-23
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

INNOVA ROBOTICS & AUTOMATION, INC.
F/K/A INNOVA HOLDINGS, INC.
(EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4868120
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

15870 PINE RIDGE ROAD
FORT MYERS FL 33908
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(239) 466-0488
(ISSUER TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS REGISTERED:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
NONE	NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001
(TITLE OF CLASS)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒ Yes ☐ No

State issuer's revenues for its most recent fiscal year. $1,340,222. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 5, 2007, approximately $6,878,718.

As of March 30, 2007 there were 80,943,293 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

☐ Yes ☒ No

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Report on Form 10-KSB for the years ended December 31, 2006 and 2005, reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective on November 20, 2006 as well as the name change of the Company from Innova Holdings, Inc. to Innova Robotics and Automation, Inc.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS:

Overview

Innova Robotics & Automation, Inc. is a robotics and automation technology company providing technology and software business solutions that pioneers innovative control and communication solutions making robotics and businesses more productive and profitable for customers in the telecommunications, aerospace, research, academic, and industrial, personal and service robotic markets. Our plan of operation is to sell and license our patented technology, sell solutions, experience and know-how to meet our customers’ robotic & automation technology needs.

In addition, the company is chartered to continue expanding its growing suite of technologies through acquisitions and organic growth.

Our four subsidiaries are Robotic Workspace Technologies, Inc. (RWT), Innova Robotics, Inc., CoroWare Technologies, Inc. (CoroWare), and Altronics Service, Inc.

ROBOTIC WORKSPACE TECHNOLOGIES, INC. (RWT)

RWT provides open-architecture PC controls, software, and related products that improve the performance, applicability, and productivity of robots and other automated equipment in industrial environments. RWT’s robot controller extends the mechanical life of manufacturing devices and provides added functionality.

Through RWT, we deliver our software through the sale of control systems and the licensing of our software to end-user companies, system integrators, manufacturing support providers, and other parties. We hold three pioneer patents issued by the USPTO that covers all applications pertaining to the interface of a general use computer and the mobility of robots, regardless of specific applications.

Products:

Universal Robot Controller

The Universal Robot Controller (URC(TM)) is the open-architecture control system that operates the robot. It includes the general purpose PC running Microsoft(R) Windows, the RWT-developed RobotScript® robot programming software, and other software programs that can be used to communicate with other PC devices and platforms including the Internet. The URC also contains dedicated processors for real-time motion control of the robot. The URC provides a range of standard communication and interface ports for plug-and-play connectivity and interoperability. The URC features an expandable input/output bus required for auxiliary equipment. All electro-mechanical systems in the URC are programmed using RobotScript, which is an easy-to-use English-like language programming environment.

The recently launched third generation robot controller, the URC3, is smart, easy, and open. It features improved processing speed, improved path following, increased speed control, and increased communications ability.

The URC3 has expanded RWT from its typical industrial market into Space. NASA Goddard’s Space Flight Center is using the URC3 to control a robot simulating the robot on the Hubble making repairs in zero gravity. To accomplish this, the URC3 must receive commands from NASA’s host computer at 1000Hz. The robot OEM controller could not come near this communication speed. The URC3 gives robot users extended functionality and flexibility with their existing robots.

RobotScript

RobotScript is a universal programming library based on Microsoft's .NET® environment. From a plain text file, robot programmers can control robot motion, coordinate input and output for auxiliary equipment, and communicate with other PC devices for reporting and data sharing. Because RobotScript operates in the Windows environment, challenges common to proprietary control schemes, such as networking and file sharing, are eliminated. RobotScript can access the operating system or network as well as utilize the Internet for remote monitoring and control of equipment.

The RobotScript software can also be used to create custom applications specific to customer needs. A software development kit (SDK) allows novice as well as experienced developers to create their specialized interface for a particular use in meeting a customer's need.

RobotScript has supported the development of a number of application-specific modules such as arc welding, vision, and material handling. Additional modules are in development.

INNOVA ROBOTICS, INC.

In the world of non-industrial robotics, there are two distinct markets emerging, in our opinion, that apply advanced robotic software and hardware technologies. These distinct markets are unmanned robotic vehicles and service robots.

Unmanned robotic vehicles - these vehicles typically are autonomous and function on the ground, in the air, under sea and in space and are controlled with an advanced Operating Control Unit. Many of these unmanned vehicles are deployed in Iraq and Afghanistan as well as by many police departments around the world. Our value-added proposition is to add our unmanned vehicle control software to provide advanced functionality of all unmanned vehicles in a coordinated fashion.

Service robots - these robotic devices tend to operate semi or fully autonomously to perform services useful to individuals and their care and well-being, either as Personal Robots or as Domestic Robots.

Product:

Mission & Robotic Control System (MRCS)

An unmanned autonomous vehicle is no more effective than the software and person controlling it. Intelligent and advanced semi-autonomous unmanned vehicles will require intelligent and advanced software to command, control, and coordinate their behavior, both on the battlefield and on our nation’s borders. Mission and Robotic Control Systems and operator control units (OCU) of the future can be used to control multiple, proprietary robots from disparate manufacturers, and provide autonomous behavior. We are in the final stages of development of our MRCS, a Mission & Robotic Control System that will coordinate various makes and types of unmanned robotic vehicles under one control.

Additionally, we have strategic development relationships with Embry Riddle Aeronautical University (ERAU) and the University of South Florida (USF). In late 2006, we laid the foundations for building strategic alliances with certain governmental agencies which we believe will bring value in 2007 and into 2008.

COROWARE TECHNOLOGIES, INC.

CoroWare delivers solutions that integrate business applications and robotic systems into unified solutions for the improved delivery of goods, services and information. CoroWare’s expertise includes the deployment and integration of computing platforms and applications, as well as the development of unmanned vehicle software and solutions for customers in the research, commercial, and homeland security market segments.

CoroWare is focused on the global market and offers its robotic integration expertise to customers who are looking for software systems development and integration services in areas such as architectural design and software applications development. CoroWare specializes in offering its services in two distinct areas: Robotics & Automation and Enterprise Systems.

Robotics & Automation

CoroWare was among the first third-parties to support the development and deployment of Microsoft Robotics Studio®. We believe CoroWare is uniquely positioned with its knowledge of Microsoft Robotics Studio to offer software systems development and integration services to customers who are considering how to take full advantage of Microsoft Robotics Studio for the development of commercial products or educational services.

Services:

CoroWare designs, develops and integrates software and solutions for homeland security, service, and university research applications. CoroWare engineers and developers manage significant projects on-site at its customer’s locations as well as working virtually from remote locations and collaborating with on-site staff.

Products:

Plus Pak

The CoroWare Robotics PlusPack is a collection of applications, services, tools, assets and utilities that complement and extend the capabilities of Microsoft Robotics Studio. This suite is an add-on set of tools that allow the user to expand modeling and simulation situations that are not available in the base Robotics Studio offering from Microsoft.

Surveyor

Surveyor is a flexible, mobile service robot that can be remotely operated or programmed to run semi-autonomously for applications such as surveillance and monitoring, and research and development. This is primarily intended, at this time, to be used for higher education research and training, and for the serious hobbyist.

Enterprise Systems Services:

Enterprise Business Solutions

More and more businesses are looking to utilize automation to solve problems such as bringing products to the market faster, reducing operating costs and improving service while delivering IT services faster, cheaper, and with fewer failures. CoroWare’s Enterprise Business Solutions business is divided in two areas:

1.	Customer Care Practice

CoroWare Customer Care Practice provides customized software and implementation services to small to medium sized businesses for Microsoft Customer Care Framework (CCF), a software product that supports the rapid, flexible and cost-effective development and deployment of customer care solutions.

We believe that CoroWare’s subject matter expertise on Microsoft’s CCF can enhance the customer care environment with applications customized for the way individual companies do business. In addition, we believe their relationship with Microsoft has the potential to help drive efficiencies and progress in the field of customer service, especially with small and mid-sized customer service organizations.

The Customer Care Practice is also designed to provide customers a new approach in maximizing the benefit and reducing the risk of automated business solutions. CoroWare specializes in Architectural Design and Integration of XML Web Services, Microsoft (CCF) and customer service applications with core systems such as customer relationship management (CRM), billing, order management, ERP, and other line-of-business applications.

2.	Microsoft Practice

CoroWare's Microsoft Practice combines expertise the following areas:

Release and Project Management

CoroWare's program managers are experts in Microsoft's product and solution development tools and processes. CoroWare uses that experience to create product specifications, develop project plans and manage technology for businesses.

Technology Adoption Lab Management

CoroWare's team of experienced hardware and software deployment engineers architect, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CoroWare engineers work side-by-side with Microsoft employees and partners to ensure that they can deploy and test applications on pre-release and newly released Microsoft platforms. CoroWare employees currently manage two Microsoft Labs.

Solution Delivery

CoroWare is focused on delivering solutions around a key set of Microsoft products. CoroWare offers solutions, envisioning, design, development and testing services through architects and developers who are experienced in a range of Microsoft solutions and technologies.

Product Release Testing and Packaging Services

CoroWare's engineers design complex test environments using the latest Microsoft virtualization technology, ensuring rapid, scalable and low-fault testing. In addition, CoroWare can create installation packages that provide seamless adoption of many Microsoft applications.

Altronics Service, Inc.

Altronics Service, Inc. is a service-based company targeting industrial automation in machine shops. We specialize in retrofitting, repairing and servicing Westinghouse, Flexmate and Automation Intelligence equipment. This includes phone support as well as repair and maintenance of printed circuit boards for NC’s and CNC controls. The company controls the majority of existing replacement inventory of many of the electronic circuit boards for a number of the older controller systems, principally those for Westinghouse built controllers. Over 2,000 customers across the United States rely on the technical support and replacement board capabilities of the company.

Control Systems

The Company offers two control systems - the Universal Robot Controller and the Universal Automation Controller.

Universal Robot Controller

The Universal Robot Controller(TM) (URC(TM)), which is offered by RWT, is the open-architecture control system that operates the robot. It includes the general purpose PC running Microsoft(R) Windows, the RWT-developed RobotScript® robot programming software, and other software programs that can be used to communicate with other PC devices and platforms including the Internet. The URC also contains dedicated separate processors for real-time motion control of the robot. The URC provides a range of standard communication and interface ports for plug-and-play connectivity and interoperability. The URC features an expandable input/output bus required for auxiliary equipment. All electro-mechanical systems in the URC are programmed using RobotScript, which is an easy-to-use English-language programming environment.

Universal Automation Controller

The Universal Automation Controller(TM) (UAC(TM)), which is offered by Altronics, is in the later stages of development and is expected to be released soon, is a general-purpose motion control system for automated machines with fewer than 5-6 axis of movement. The UAC provides the power of a full-featured open PC motion controller and Programmable Logic Controller (PLC) in one easy to use PC control system. It provides direct motion control for complex machines and adds "soft PLC" (software control of Input/Output). The enhanced motion control capabilities provide greater functionality and full motion control of less sophisticated machinery as well. The UAC is powered by RWT's RobotScript software.

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

Markets Served

The markets served are the military, service, commercial software, personal, and industrial robotic and automation markets, which are discussed below.

Users

The primary users of industrial robots and automation in the United States include automotive manufacturers and automotive suppliers, food and consumer goods companies, semiconductor and electronics firms, metalworking companies, plastics and rubber manufacturers, and increasingly sciences, pharmaceutical, and biomedical businesses. According to RIA, small, medium, and large companies in just about every industry have taken advantage of the productivity, quality, and flexibility gains that robots and automation provide in order to compete successfully in the global market. RIA notes that robot use jumped 30% in the life sciences, pharmaceutical, and biomedical industries in 2005, but the sales of new robots into these markets is reported to be down 30% in 2006. Automotive manufacturers, the largest users of robots, increased their orders by 49% in 2005 but are down approximately 30% in 2006.

Applications

With regard to applications, the biggest growth areas this year have been for robots and automation used in material handling applications (+45%), arc welding (+37%) and spot welding (+19%), according to RIA.

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

Regardless, the scope of applications is beginning to expand and we are experiencing an increasing demand for software to function as the middleware for connectivity, interoperability, and ease of integration between high-powered software and devices. We are beginning to see in the professional service robot sector robots used for handling bombs and hazardous materials evolve such that there is a need to interface with, for example, Homeland Security systems using vision, audio, mobility, and for data collection and data delivery. The U.S. Government has appropriated several billion to develop an unmanned fighting force. The goal is to convert a significant percent of its fighting force to unmanned systems by the end of the decade.. As the market better realizes the potential of such applications, there will be a substantial push for open software standards. RWT's RobotScript is now poised to enter this market as the only proven middleware offering with substantial scope of applications and functionality throughout all sectors of the Service Robots market.

Professional Use

According to UNECE, at the end of 2005 and 2006, it is estimated that some 25,000 and 33,000 units were in operation respectively. The value of professional service robots in use is estimated at $4.5 billion. This market is expected to grow by 50,000 units between 2005 and 2008. Specific areas of use are:

o Underwater systems
o Cleaning robots
o Laboratory robots
o Demolition and construction
o Medical robots
o Mobile robot platforms/general
o Defense, rescue, security
o Field robots (milking, forestry)

Underwater systems accounted for 21 percent of the total number of service robots for professional use installed through 2005. Thereafter followed cleaning robots and laboratory robots with 14 percent each, and construction and demolition robots with 13 percent. Medical robots and mobile robot platforms for general use accounted for 11 percent each. Field robots, e.g., milking robots and forestry robots, had a share of nearly 9 percent and defense, rescue, and security applications 5 percent. Minor installation numbers were counted for logistic systems (270 units), inspection systems (235 units) and public relation robots (20).

The unit prices for professional service robots range from less than $10,000 to well over $1,000,000. The most expensive service robots are the underwater systems ($300,000 to more than $1,000,000), medical robots with a wide range from $100,000 to $1,000,000, followed by milking robots ($200,000).

The stock of service robots for professional use is forecast to increase by 50,000 units in the period 2005-2008. Application areas with strong growth are humanoid robots, underwater systems, defense, rescue and security applications, laboratory robots, professional cleaning robots, medical robots, and mobile robot platforms for multiple uses.

Entertainment Use

Robots for entertainment and leisure use, which include toy robots, is forecast at about 2.5 million units most of which are very low cost. The sales value is estimated at $4.4 billion, according to UNECE.

Personal Use

Autonomous vacuum cleaners and lawn-mowing robots are presently in operation. It is projected that sales of all types of domestic robots (vacuum cleaning, lawn mowing, window cleaning and other types) in the period 2005-2008 could reach some 4.5 million units with an estimated value of $3 billion, according to UNECE.

SALES AND MAKETING

The sales and marketing channels employed by Innova include direct sales, re-sellers, websites, distributors, system integrators and other partners. The Company continues to establish these relationships with new and additional businesses that specialize in these delivery channels.

Industrial Controls

The sales for the Universal Robot Controller (URC) and the Universal Automation Controller (UAC) will be directed from the company's offices in Ft. Myers, Florida. RWT and Altronics will have a sales representative organization in place to address sales opportunities as market awareness of the URC3 and UAC increases.

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

Marketing

Our marketing and sales materials are generated from the home office in Ft. Myers, Florida using our existing marketing and public relations firm, INCOMM International Inc. Additional high-level support for closing deals at corporate levels is also supported out of the corporate offices located in Ft. Myers, Florida.

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

Second Patent number 6,675,070 - awarded April 5, 2004 - Automation equipment control system Abstract - An automation equipment control system comprises a general-purpose computer with a general-purpose operating system in electronic communication with a real-time computer subsystem. The general-purpose computer includes a program execution module to selectively start and stop processing of a program of equipment instructions and to generate a plurality of move commands. The real-time computer subsystem includes a move command data buffer for storing the plurality of move commands, a move module linked to the data buffer for sequentially processing the moves and calculating a required position for a mechanical joint. The real-time computer subsystem also includes a dynamic control algorithm in software communication with the move module to repeatedly calculate a required actuator activation signal from a joint position feedback signal.

Third Patent number 6,922,611 - awarded July 26, 2005 - Reflects the company’s continuing R&D efforts in open-architecture PC control technology spearheaded by RWT. Each of the Company’s patents pertains to RWT’s versatile PC control system suitable for controlling robots of various electromechanical configurations, other automation equipment, and its common programmer/operator interface.

ITEM 2. DESCRIPTION OF PROPERTY

On May 15, 2005 the Company leased 4,000 square feet of space at 15870 Pine Ridge Road, Ft Myers, Florida which will be used for primary operations. The lease is with Gulf To Bay Construction, Inc., with monthly payments of $3,639 through June 1, 2010. The lease has five (5) successive renewal options each for a period of two (2) years. The rent will increase annually by 3%. The space is the location of the Company's Research, Design and Engineering center as well as office space for up to fifteen (15) employees.

On June 15, 2005 the Company entered into a month-to-month lease with Bola Industries, LLC for approximately 4,000 square feet of production space located at 30946 Industrial Road, Livonia Michigan. The lease expired on March 31, 2006. The rent was $3,775 monthly and included all utilities, use of all equipment on site including certain heavy equipment, and use of internet service.

On May 5, 2006 the Company leased 1,400 square feet of space at 4074 148th Avenue, Redmond, Washington, which will be used as the primary location for CoroWare. The lease was with the Yett Family Partnership, LP, with monthly payments of $1,944 through May 31, 2007. The company subsequently entered into a lease with PS Business Park at the same location beginning on June 1, 2007 for a period of three (3) years. The rent will increase annually by 3%.The space is the location of CoroWare’s headquarters and consists of office and warehouse space for its employees.

Rental expense for the operating leases for the years ended December 31, 2006 and 2005 was $90,383 and $51,035, respectively.

ITEM 3. LEGAL PROCEEDINGS

There are no lawsuits against the Company as of March 31, 2007. There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the common stock of the Company is a party adverse to the Company.

The Company received a subpoena from the SEC dated May 10, 2005 relating to an investigation of trading in certain OTC stocks, including our common stock. The subpoena sought documents relating to the merger and financing transactions entered into by us in April 2003. We believe we provided all information requested under the subpoena promptly in 2005. We are not able to predict what actions, if any, the SEC may take against us as a result of the investigation.

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

The Board of Directors subsequently authorized a reverse split of our issued and outstanding shares of common stock at a ratio of one-for-ten. The reverse split was effectuated on November 20, 2006. In addition, on November 20, 2006, the Company changed its corporate name from Innova Holdings, Inc. to Innova Robotics and Automation, Inc.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Prices of Common Stock

Since February 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin Board under the trading symbol "SRMW" until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became HYTT. In November 2006 the name of the Company was changed to Innova Robotics & Automation, Inc. and the trading symbol was changed to INRA.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales price of our Common Stock as reported on the NASD Over-the-Counter Bulletin Board for each quarterly period during fiscal years ended December 31, 2006 and December 31, 2005.

COMMON STOCK
Year Ended December 31, 2006	High	Low
First Quarter	$0.241	$0.065
Second Quarter	$0.450	$0.110
Third Quarter	$0.330	$0.120
Fourth Quarter	$0.300	$0.020

Year Ended December 31, 2005
First Quarter	$0.032	$0.008
Second Quarter	$0.067	$0.015
Third Quarter	$0.042	$0.010
Fourth Quarter	$0.023	$0.009

There are approximately 130 record holders of common equity as of March 16, 2007.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2006 the Company has issued and has outstanding 284,334 shares of Series B Preferred Stock all of which earns a 5% dividend, payable in either cash or common stock of the Company. Such dividends on these Preferred Stocks will be paid before any dividends on common stock. The board of directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. As of December 31, 2006 all of the Series A preferred stock had been converted into common stock and 240,666 shares of Series B Preferred and an additional $9,772 of Series B Preferred dividends had been converted into common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2006
Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	15,887,676	$0.11	4,927,324
Total	15,887,676	$0.11	4,927,324

As of December 31, 2006 the company had three stock option plans; the 2003 Stock Option Plan, the 2004 Stock Option Plan, and the 2005 Stock Option Plan. The authorized options under the 2003, 2004, and 2005 Stock Option Plans are 500,000 shares, 315,000 shares, and 20,000,000 shares respectively.

Stock Options

There are a total 15,887,676 outstanding options to purchase common equity of Innova Robotics & Automation, Inc. as of March 16, 2007.

Penny Stock Regulation

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

o such other information is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

During the next twelve months, the Company expects to aggressively market and sell its Universal Robot Controller, complete the development of its Universal Automation Controller and license its software in the service, personal and industrial markets. The Company, during the past ten years, successfully developed its open architecture PC based Universal Robot Controller and developed its RobotScript and related software. Additionally, the development of the Universal Automation Controller is now in its final stages and will be marketed through our Altronics Service subsidiary. As discussed in Item 1 of this document, management believes there is a large market opportunity for its controllers and software, and management intends to aggressively pursue those opportunities. Specifically, the Company is implementing its operating plan and is expanding its sales organization by adding additional direct sales representatives and partnering with system integrators. Also, the Company is aggressively implementing its current marketing plan to create awareness of its products and to communicate the value of its solutions to the industrial, military, homeland security and other robotic markets. The Company has commenced the technology development activities to develop the next generation of control systems and communication systems for the markets it serves. Management expects to constantly upgrade and improve its software and system solutions offerings as the markets continue to change.

The Company has determined a strategic plan for growing the business beyond organic growth. This growth strategy revolves around making strategic acquisitions that will enhance the solutions offerings of the various operating units of the business. As highlighted in our subsequent events dialog, the Company acquired its first company this year that has a special niche in the machine tool industry which is a very dynamic and large market and will be reported in the Robotic Workspace Technologies subsidiary. The company strategy is also to add acquisitions in the software and technical services markets to support our other solutions offerings. The acquisition targets are all established companies that will be accretive in earnings and stockholder value from the time of acquisition and integration. No turnaround opportunities are being considered.

Looking forward into Fiscal Year 2007, CoroWare is well positioned to continue its revenue growth by further expanding its Enterprise Business Solutions business and rapidly growing its Robotics and Automation business. The Enterprise Business Solutions group intends to achieve its expansion through its ongoing business relationship with Microsoft, and through its professional services that provide customized software and service implementations of Microsoft solutions such as Microsoft Customer Care Framework. The Robotics and Automation group expects to accomplish its rapid growth by continuing to offer expert systems development services that address embedded systems, robotic simulation and Microsoft Robotics Studio opportunities, and by addressing the rapidly expanding mobile robot marketplace through the introduction of hardware and software products that are built upon and compatible with Microsoft Robotics Studio.

The Company does not expect to sell any of its fixed assets, including its property or equipment in the next twelve months, nor does it expect to purchase any real property in the next twelve months. During the next twelve months, the Company expects to purchase certain equipment to support software development, testing and continued deployment of its technologies. Additionally, the Company expects to purchase office equipment, computer equipment and laboratory development and testing equipment to support the planned increase of the number of employees of the Company.

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

During the year ended December 31, 2006, the Company utilized the Equity Distribution Agreement and sold 16,173,617 shares of common stock to Cornell for gross proceeds of $2,435,000. Of the gross proceeds received, Cornell was paid $121,750 in commitment fees and $9,000 in structuring fees. Additionally, $120,000 of the promissory note due Cornell was paid to Cornell and the remaining balance of $80,000 was settled by the issuance of 484,850 shares of the Company’s common stock.

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. The lender has agreed to a repayment plan that extends the term to December 31, 2007.

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

All of the lenders are shareholders of the Company. Mr. Gartlan, Mr. McNear, and Mr. Wynns are Directors of the Company. During the year ended December 31, 2006, Mr. Gartlan and Mr. Marks were paid in full and Mr. Wynns was paid back a total of $20,000 of principal. All lenders have agreed to repayment terms that extend the due date to December 31, 2007.

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately and $575,000 was advanced in August concurrent with our filing of the Registration Statement with the Securities and Exchange Commission (SEC). The last installment of $1,000,000 was advanced on December 7, 2006.

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

The Company does not have any off-balance sheet arrangements.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005:

During the year ended December 31, 2006 (the "2006 Period") revenues were $1,340,222 compared to revenues of $-0- during the year ended December 31, 2005 (the "2005 Period"). The 2006 revenues resulted primarily from the inclusion of CoroWare’s results since the closing date of the acquisition, May 16, 2006 which totaled $1,046,407. Additionally, Robotic Workspace Technologies, a wholly owned subsidiary of the Company, recorded revenues in the amount of $293,815. Gross profit on these revenues amounted to $288,514.

Cost of goods sold was $1,051,708 and $-0- for the years ended December 31, 2006 and 2005, respectively. Cost of goods sold represents primarily labor and labor-related costs in addition to overhead costs. Additionally, costs include materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, cabinetry to house all of the materials, and teach pendants as well as labor to assemble the controllers and install software is included. The 2006 cost of goods sold resulted primarily from the inclusion of CoroWare’s results since the closing date of the acquisition, May 16, 2006 which totaled $818,573. Robotic Workspace Technologies, a wholly owned subsidiary of the Company, recorded cost of goods sold in the amount of $233,135.

Operating expenses were $4,790,960 for the year ended December 31, 2006 compared to $1,758,273 during the year ended December 31, 2005. The increase in operating expenses primarily resulted from increased employee stock based compensation of $729,618 and the inclusion of CoroWare since the date of acquisition, May 16, 2006. Selling, general and administrative expenses amounted to $3,422,657 during the year ended December 31, 2006 compared to $857,515 during the year ended December 31, 2005, and represented mostly labor and related compensation costs, trade shows, travel expenses, rental expense and related office expenses. Selling, general and administrative costs included $340,930 and $43,000 of research and development costs during the year ended December 31, 2006 and 2005, respectively. Other operating costs were $1,368,303 for the year ended December 31, 2006 compared to $900,758 for the year ended December 31, 2005 and consisted of legal and professional fees, outside services and depreciation and amortization.

Net loss for the 2006 Period was $5,607,098 compared to a net loss of $1,881,125 for the 2005 Period, due largely to increased employee stock based compensation of $729,618, a derivative loss of $335,041 which resulted from the recent convertible debenture financing and the inclusion of CoroWare’s results since the closing date of May 16, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had current assets of $736,298 and current liabilities of $5,167,287. At December 31, 2006, we had negative working capital of $4,430,989 and an accumulated deficit of $15,115,203.

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

ITEM 7 FINANCIAL STATEMENTS

The financial statements immediately follow ITEM 14 - Principal Accountant Fees and Services

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A CONTROLS AND PROCEDURES

As of December 31, 2006, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

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

After receipt of the SEC’s comment letter, the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the Company’s disclosure controls and procedures regarding the proper accounting treatment of the preferred stock issuances in 2004 and presented to the Company’s independent certified public accountants its plan to institute remedial actions to address this material weakness in its disclosure controls and procedures regarding the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27. These remedial actions were the following:

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

- the Chief Financial Officer reviewed all of the Company’s other disclosure controls and procedures, as well as all accounting policies and procedures and internal controls. There were no other material weaknesses or significant deficiencies identified;

-the Company’s accounting policies and checklists relating to the selection and application of appropriate accounting policies now includes an item requiring the consideration of whether or not convertible securities issuances include a beneficial conversion feature and, if so, to describe the method of accounting for this feature, as well as the method of calculating the amount of the beneficial conversion feature;

-the Company is in the process of diversifying the composition of the Board of Directors and has established an audit committee, nominating committee, technology committee, and a compensation committee of the Board of Directors.

The remedial actions to correct the material weakness associated with the disclosure controls and procedures for beneficial conversion features were implemented as of June 30, 2005. All other actions were completed as of December 31, 2005.

The Company received a comment letter from the staff of the Securities and Exchange Commission dated June 22, 2005 that requested, among other things, confirmation that management of the Company considered the guidance of certain accounting pronouncements in determining whether a portion of the proceeds of the Company’s Series A Preferred Stock issued in June 2004 and Series B Preferred Stock issued in September 2004 should be allocated to the beneficial conversion feature. After receipt of the SEC’s comment letter, the Company reevaluated its internal controls over financial reporting and presented to the Company’s independent certified public accountants its plan to institute remedial actions to address this material weakness in its internal control over financial reporting for the issuance of convertible securities and any associated beneficial conversion features and the accounting guidance provided by Emerging Issues Task Force Issue Numbers 98-5 and 00-27.. These remedial actions were the following:

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

- the Chief Financial Officer of reviewed all of the Company’s other internal controls over financial reporting, as well as all accounting policies and procedures and internal controls.,. There were no other material weaknesses or significant deficiencies identified;

-the Company’s accounting policies and checklists relating to the selection and application of appropriate accounting policies now includes an item requiring the consideration of whether or not convertible securities issuances include a beneficial conversion feature and, if so, to describe the method of accounting for this feature, as well as the method of calculating the amount of the beneficial conversion feature.

-the Company is in the process of diversifying the composition of the Board of Directors and has established an audit committee, nominating committee, technology committee, and a compensation committee of the Board of Directors.

The remedial actions to correct the material weakness associated with the internal controls over financial reporting for beneficial conversion features were implemented as of June 30, 2005. All other actions were completed as of December 31, 2005.

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, principal executive officers and significant employees are as specified on the following table:

Name	Age	Position
Walter K. Weisel	66	Chairman, Chief Executive Officer, and Director
Martin Nielson	55	Previously Chief Executive Officer and Chairman of the Board of Directors; Director
Gary F. McNear	62	Director; Previously C F O, Vice President, and Secretary
Craig W. Conklin	57	Director; Previously Chief Operating Officer, and Vice President
Eugene V. Gartlan	62	Previously Chief Financial Officer, Executive Director of Strategic Development, and Director
Richard Wynns	61	Director
Sheri Aws	46	Secretary

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

Mr. Weisel's employment agreement is dated July 19, 2000. Mr. Weisel's salary is $150,000 per annum plus a bonus at the discretion of the Board of Directors. The agreement stipulates that Mr. Weisel's salary will be increased to $200,000 and $250,000 when certain sales and profit objectives are met. The agreement is for a term of three years and automatically renews for successive one-year periods unless terminated by either party upon not less than sixty days prior to the renewal date. Mr. Weisel has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment. The agreement also requires the Company to pay Mr. Weisel all accrued compensation, which amounted to $312,500 as of December 31, 2006, upon receipt of additional capital of no less than $3,000,000. This amount has been offset with a $132,500 advance made by the Company to Mr. Weisel in the accompanying financial statements.

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

EUGENE V. GARTLAN was appointed Chief Financial Officer of the Company in June 2005. Mr. Gartlan served as a consultant to the Company since December 15, 2004 through his wholly owned company, Stratex Solutions, LLC. ("Stratex"), a business consulting firm. Stratex earned 1,200,000 shares of the Company's common stock and received reimbursement of business expenses of approximately $12,000 as consideration for these consulting services. Mr. Gartlan served as the President of Stratex since June 2003. Stratex's compensation was based on a monthly salary of $10,000, payable in cash or common stock of the Company at the option of the Company. The price per share used to determine the number of shares earned if stock was paid was $.05 per share, the stock price on the date the Company and Stratex entered into the consulting agreement. No cash salary was paid to Stratex in 2004, 2005 and 2006. From June 2000 through June 2003 Mr. Gartlan was a self employed business consultant doing business under the name CFO Strategies and E. V. Gartlan. From June 2000 to June 2003, Mr. Gartlan was also an independent contractor with Whitestone Communications, Inc. serving in the capacity as a Managing Director of this investment banking firm specializing in mergers and acquisitions in the publishing industry. Mr. Gartlan's prior experience include positions as Chief Financial Officer of The Thomson Corporation's Information Publishing Group, Chief Financial Officer with Moody's Investors Service, Chief Financial Officer with International Data Group as well as several top financial management positions with The Dun & Bradstreet Corporation. Mr. Gartlan worked with Price Waterhouse earlier in his career and is a CPA in New York.

On June 30, 2005, the Company and Mr. Gartlan entered into an Employment Agreement effective as of June 14, 2005. The term of the employment agreement is five years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. For all the services to be rendered by Mr. Gartlan from June 14, 2005 through December 14, 2005, Mr. Gartlan shall be granted stock options to purchase 1,800,000 shares of common stock of the Company at the purchase price of $0.36. Such options shall be granted under the terms of the Company's Stock Option Plan and shall vest equally over a period of three years, or upon death if sooner. After December 14, 2005, Mr. Gartlan shall be paid a salary of fifteen thousand dollars per month. The Company shall have the option to pay the salary in cash or in shares of common stock of the Company registered on Form S-8. The stock price shall be determined by the market price for the shares on the first business day of the month in which the salary is earned. If the Executive is terminated without cause, all remaining outstanding stock options that have not been exercised by Mr. Gartlan, including stock options to purchase 1,212,128 shares of common stock of the Company awarded by the Board of Directors of the Company to Stratex Solutions, LLC on December 15, 2004, shall immediately vest on the effective date of termination. If there is a change of ownership of the Company or any of its subsidiaries, all remaining outstanding stock options, including the Stratex Solutions options, that have not been exercised by Mr. Gartlan, shall immediately vest on the day immediately preceding the effective date of the change of ownership. Stratex Solutions is owned by Mr. Gartlan.

If employment is terminated by the Company without cause, Mr. Gartlan shall receive a payment equal to twenty four months of salary paid prior to the effective date of termination. The Company has the option to make this payment either in cash or in the common stock of the Company based on the per share market price of common stock at the time of termination. If during Mr. Gartlan's employment, the Company enters into an agreement which effectively will result in a change of control of the ownership of either the Company or Robotic Workspace Technologies, Inc. ("RWT"), the Company's wholly-owned subsidiary, or if the Company enters into an agreement which effectively will result in a change of ownership of the assets of the Company or RWT, Mr. Gartlan shall receive a payment equal to twenty four months of the salary paid prior to the effective date of the change of control. The Company shall make such payment in the common stock of the Company based on a price per share of $0.05 if the effective date of the change of control is December 14, 2005 or sooner; thereafter the price per share shall be the market price of common stock at the time of the change in control. Regarding the change of ownership of the assets of the Company or RWT, such change of ownership shall be deemed to have occurred if the rights to use the software of Robotic Workspace Technologies, Inc., is granted or sold in settlement of claims made by the Company or RWT of trade secret violations or patent infringements, and such rights to use the software results in a settlement payment to the Company or RWT in a single payment or multiple payments, other than a long term licensing agreement typical of software licensing agreements.

In March 2006 the Company modified the 1,800,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $0.36 to $0.10. Additionally, Mr. Gartlan has 1,212,128 options that were granted to Stratex Solutions, Inc in December 2004 with an exercise price of $.05 per share and vest monthly over 5 years. These options were modified in March 2006 to vest over three years. Additionally, Mr. Gartlan received a bonus of 562,500 shares of the Company’s stock on March 10, 2006 which were valued at $50,000, based on $0.09 per share, the closing price of the Company stock on the previous day. Mr. Gartlan resigned as Chief Financial Officer at the end of December 2006 and assumed a directorship with the Company.

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

CODE OF ETHICS DISCLOSURE COMPLIANCE

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The Code of Ethics filed with the Securities and Exchange Commission as part of the Company’s report on Form 10-KSB for the year ended December 31, 2004 is being updated in 2007 for recent changes.

ITEM 10 EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the years ending December 31, 2006 and December 31, 2005.

Innova Holdings, Inc. Summary Compensation Table

Name & Position	Year	Salary	Bonus	Other	Restricted Stock Options	LTIP	All Other
Walter K. Weisel, Chairman and CEO (see note 1 and 2 below	2006 2005	$150,000 150,000	- -	- -	500,000 1,500,000	- -	$69,000
Eugene V. Gartlan Chief Financial Officer (see Note 3 below)	2006 2005	$180,000 -	$50,000 -	- -	- 1,200,000	- 1,800,000	$12,000

Note 1. Walter K. Weisel has served as Chairman and CEO of the Company since August 25, 2004, the date the merger between the Company and RWT closed. During 2005, Mr. Weisel was reimbursed for expenses incurred over the prior three years in an amount of $69,100.

Note 2 During 2003, 2004 and 2005 Walter K. Weisel did not received any cash compensation. The amounts owed to Mr. Weisel remain accrued by the Company as of December 31, 2006.

Note 3 Eugene V. Gartlan did not receive any cash compensation in 2005. Mr. Gartlan served as a consultant to the company since December 15, 2004 through his wholly owned company, Stratex Solutions, LLC. ("Stratex"), a business consulting firm. Stratex earned 1,200,000 shares of the Company's common stock and received reimbursement of business expenses of approximately $12,000 as consideration for these consulting services. Additionally, on December 15, 2004 Stratex received 1,212,128 options at an exercise price of $0.05 per share with a term of ten years, expiring in December 2014. On June 30, 2005, the Company and Mr. Gartlan entered into an Employment Agreement effective as of June 14, 2005. For all the services to be rendered by Mr. Gartlan from June 14, 2005 through December 14, 2005, Mr. Gartlan shall be granted stock options to purchase 1,800,000 shares of common stock of the Company at the purchase price of $0.36 with a term of ten years. After December 14, 2005, Mr. Gartlan shall be paid a salary of fifteen thousand dollars per month, which payment commenced in January 2006. In March 2006 the Company modified the 1,800,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $0.036 to $0.1. They expire in June 2015. Additionally, the 1,212,128 options that were granted to Stratex Solutions, Inc in December 2004 were modified in March 2006 to vest over three years. They expire in December 2014.

Stock Option Plans

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

Options in Year Ended December 31, 2006
Individual Grants
Name	Number of Shares Underlying Options	% of Total Options Granted to Employees	Exercise Price	Market Price	Expiration Date
Walter K. Weisel	500,000	30.8%	$.10	$.10	3/10/2016

Director's Compensation

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity. However, the Company will give the directors a grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses for attending meetings. In December 2004 and in March 2006, the Company awarded each director 500,000 options in each year for services as a director, each with an exercise price of $0.10 per share and a term of ten years. In addition, Mr. Weisel received 1,500,000 options in April 2005 for services as Chief Executive Officer of the Company. Originally these options had an exercise price of $0.17 per share but were modified in March 2006 to have an exercise price of $0.10 per share. These options have a term of ten years and expire in April 2015.

Employment Agreements with Executive Officers

Currently there are employment agreements with four executives, Walter Weisel, Chairman, CEO, , Sheri Aws, Vice President and Secretary, Lloyd Spencer, President and CEO of CoroWare, and David Hyams, CTO of CoroWare.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 80,943,293 shares of common stock outstanding as of March 31, 2007. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 31, 2007 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Walter K. Weisel 15870 Pine Ridge Road Fort Myers, FL 33908	7,643,833 Direct Ownership	9.44%
Martin Nielsen 15870 Pine Ridge Road Fort Myers, FL 33908	3,626,560 Direct Ownership	4.48%
Gary McNear 15870 Pine Ridge Road Fort Myers, FL 33908	1,799,979 Direct Ownership	2.22%
Craig Conklin 15870 Pine Ridge Road Fort Myers, FL 33908	2,225,752 Direct Ownership	2.75%
Eugene V. Gartlan 15870 Pine Ridge Road Fort Myers, FL 33908	5,216,114 Direct Ownership	6.44%
Jerry Horne 15870 Pine Ridge Road Fort Myers, FL 33908	7,432,922 Direct Ownership	9.18%
Richard K & Johanna Wynns 15870 Pine Ridge Road Fort Myers, FL 33908	7,114,552 Direct Ownership	8.79%
Directors and Officers as a Group	27,626,790	34.13%

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder and director, Rick Wynns, and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $0.15 per share. The due date of the note has been extended to December 31, 2007. To date there have been no conversions.

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

All of the lenders are shareholders of the Company. Mr. Gartlan, Mr. McNear, and Mr. Wynns are Directors of the Company. During the year ended December 31, 2006, Mr. Gartlan and Mr. Marks were paid in full and Mr. Wynns was paid back a total of $20,000 of principal. All lenders have agreed to repayment terms that extend the due date to December 31, 2007.

ITEM 13. EXHIBITS

2.1	Exchange Agreement (1)

2.2	Agreement and Plan of Merger dated as of April 29, 2003 between the Company and Sanjay Haryama (4)

2.3	Certificate of Merger between The Company and Sanjay Haryama as filed with the Delaware Secretary of State on April 29, 2003. (4)

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

2.5	Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004. (5)

2.6	Agreement between the Company and Aegis Finance, Inc. dated August 18, 2004

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Amendment to Articles of Incorporation (3)

3.4	Certificate of Amendment to Articles of Incorporation (6)

4.1	Certificate of Designation of Series A Preferred Stock (5)

4.2	Certificate of Designation of Series B Preferred Stock (9)

10.1	Advisory Agreement between The Company and Altos Bancorp Inc. dated April 22, 2003 (4)

10.2	Stock Option and Irrevocable Proxy Agreement among Altos Bancorp, Inc., the Gary F. McNear Trust, the Susan M. McNear Trust, the Craig W. Conklin Trust and the Margaret L. Conklin Trust (4)

10.3	Convertible Debenture Purchase Agreement dated as of April 21, 2003 between Sanjay Haryama and HEM Mutual Assurance LLC. (4)

10.4	Convertible Debenture Purchase Agreement dated as of April 28, 2003 between The Company and HEM Mutual Assurance Fund Limited. (4)

10.5	Option Purchase Agreement between the Company and SunTrust Bank (4)

10.6	License Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 for customer list (5)

10.7	License Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 for website (5)

10.8	Assumption Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.9	Noncompetition and Nondisclosure Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.10	Employment Agreement of Sheri Aws dated February 24, 2004 (7)

10.11	Renewal Promissory Note payable to Fifth Third Bank, Florida for $225,000 effective July 22, 2003 (8)

10.12	Security Agreement in favor of Fifth Third Bank, Florida effective July 22, 2003 (8)

10.13	Consulting Agreements with Stratex Solutions, LLC (9)

10.14	Business Development Agreement with B. Smith Holdings, Inc (9)

10.15	Employment Agreement with Walter K. Weisel dated July 19, 2000 (9)

10.16	Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.20	Placement Agent Agreement with Monitor Capital Inc. dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.26	Employment Agreement dated June 30, 2005 between Eugene Gartlan and Innova Holdings, Inc. (12)

10.27	Termination of Consulting Agreement dated June 30, 2005 between Stratex Solutions, LLC and Innova Holdings, Inc. (12)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006

14.1	Code of Ethics (9)

31.1	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005

10)	Incorporated by reference to the Form 8-K filed on June 16, 2005

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006

*Filed with this report

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005, were $84,395 and $37,435, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for audit related fees for fiscal years 2006 and 2005 were $0 and $0, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2006 and 2005 were $0 and $0, respectively.

(4) All Other Fees

No other fees were paid to LBB & Associates Ltd., LLP for fiscal years 2006 and 2005.

(5) Audit Committee Policies and Procedures

The Registrant does have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by LBB & Associates Ltd., LLP for fiscal years 2006 and 2005.

(6) Audit Work Attributed to Persons Other than LBB & Associates Ltd., LLP and Malone & Bailey, PLLC Full-time, Permanent Employees.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Innova Robotics & Automation, Inc. and Subsidiaries
Ft Myers, Florida

We have audited the accompanying consolidated balance sheet of Innova Robotics & Automation, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Innova's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innova Robotics & Automation, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America..

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2007 raise substantial doubt about its ability to continue as a going concern. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas

April 16, 2007

INNOVA ROBOTICS AND AUTOMATION, INC.
(F/K/A INNOVA HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$584,349
Accounts receivable, net	105,275
Inventory	46,674
Total current assets	736,298

Property and equipment, net	155,924

Intangible assets, net	605,023
Deferred finance costs, net	332,671
Other assets	6,690
Total assets	$1,836,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,007,360
Accrued expenses	565,797
Accrued expenses, related parties	202,309
Notes payable	357,750
Notes payable, related parties	306,000
Dividend payable	29,117
Derivative liability	2,698,954

Total current liabilities	5,167,287

Long-term obligations:
Convertible debt, net of discount	119,678
Long-term debt	989,100

Commitments

Stockholders’ deficit:
Preferred stock, $.001 par value, 10,000,000 shares
authorized, 284,334 shares issued and outstanding	284
Common stock, $.001 par value, 900,000,000 shares
authorized, 76,467,303 shares issued and outstanding	76,467
Additional paid-in capital	10,598,993
Accumulated deficit	(15,115,203)
Total stockholders' deficit	(4,439,459)

Total liabilities and stockholders’ deficit	$1,836,606

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.
(F/K/A INNOVA HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues:
Services	$1,046,407	$-
Products	293,815	-
Total revenues	1,340,222	-
Cost of revenues:
Services	818,573	-
Products	233,135	-
Total cost of revenues	1,051,708	-

Gross profit	288,514	-

Operating expenses:
Selling, general and administration	3,422,657	857,515
Outside services	695,573	411,707
Legal fees	301,695	83,212
Professional fees	203,549	392,885
Depreciation and amortization	167,486	12,954

Total operating expenses	4,790,960	1,758,273

Loss from operations	(4,502,446)	(1,758,273)

Other income (expense):
Interest expense	(510,090)	(133,544)
Derivative income (loss)	(335,041)	10,692
Gain (loss) on extinguishment of debt	(287,546)	-
Other income	28,025	-
Net Loss	$(5,607,098)	$(1,881,125)

Loss applicable to common stockholders
Net loss	$(5,607,098)	$(1,881,125)
Beneficial conversion features and
accretions of preferred stock	-	(149,758)
Dividends declared on preferred stock	(9,129)	(25,293)

Net loss applicable to common stockholders	$(5,616,227)	$(2,056,176)

Net loss per share
Basic and diluted	$(0.09)	$(0.05)

Weighted average shares outstanding
Basic and diluted	65,242,574	43,011,971

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.
(F/K/A INNOVA HOLDINGS, INC.)
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2005

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2005	37,129,690	$37,130	376,834	$377	$4,021,588	$(7,440,780)	$(3,381,685)

Issuance of Series B Preferred stock	-	-	148,166	148	148,018	-	148,166

Common stock issued for services rendered	5,450,830	5,451	-	-	699,582	-	705,033

Sale of common stock	2,593,333	2,593	-	-	465,407	-	468,000

Conversion of Series A Preferred stock	873,551	874		-	43,926	(13,832)	30,968

Conversion of Series B Preferred Stock	660,000	660	(33,000)	(33)	(627)	-	-

Dividend declared on preferred stock	-	-	-	-	(25,293)	-	(25,293)

Amortization of beneficial conversion feature Series B Preferred Stock	-	-	-	-	141,500	(141,500)	-

Amortization of beneficial conversion feature convertible note payable	-	-	-	-	30,000	-	30,000

Dividend related to beneficial conversion feature	-	-	-	-	-	(8,258)	(8,258)

Amortization of deferred finance costs equity line of credit	-	-	-	-	(4,400)	-	(4,400)

Stock options issued for services	-	-	-	-	25,061	-	25,061

Net loss	-	-	-	-	-	(1,881,125)	(1,881,125)

Balances, December 31, 2005	46,707,404	$46,708	492,000	$492	$5,544,762	$(9,485,495)	$(3,893,533)

Continued.

INNOVA ROBOTICS AND AUTOMATION, INC.
(F/K/A INNOVA HOLDINGS, INC.)
STATEMENT OF STOCKHOLDERS’ DEFICIT (Continued)
For the Year Ended December 31, 2006

Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2006	46,707,404	$46,708	492,000	$492	$5,544,762	$(9,485,495)	$(3,893,533)

Common stock issued in acquisition of CoroWare	500,000	500	-	-	505,900		506,400

Common stock issued under Standby Equity Distribution Agreement	16,173,616	16,174	-	-	2,281,415	-	2,297,589

Common stock issued in connection with a private placement	1,159,409	1,159	-	-	99,491	-	100,650

Common stock issued in satisfaction of note payable	484,850	485	-	-	72,243	-	72,728

Common stock issued for services	5,397,297	5,397	-	-	773,682	-	779,079

Common stock issued for redemption of convertible debenture	189,000	189	-	-	181,082	-	181,271

Dividends declared on preferred stock - Series A	-	-	-	-	(9,129)	-	(9,129)

Conversion of Series A Preferred stock	1,629,000	1,629	-	-	79,821	(22,610)	58,840

Conversion of Series A Preferred dividends	11,217	11	-	-	4,062	-	4,073

Conversion of Series B Preferred stock	4,153,320	4,153	(207,666)	(208)	(3,945)	-	-

Conversion of Series B Preferred dividends	62,190	62			9,772		9,834

Stock options issued for services	-	-	-	-	729,618	-	729,618

Settlement of $55,000 convertible debenture financing	-	-	-	-	185,500	-	185,500

Imputed interest on related party loan	-	-	-	-	6,095	-	6,095

Fair value adjustment on other warrants	-	-	-	-	138,624	-	138,624

Net loss						(5,607,098)	(5,607,098)
Balances, December 31, 2006	76,467,303	$76,467	284,334	$284	$10,598,993	$(15,115,203)	$(4,439,459)

The accompanying notes are an integral part of these financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.
(F/K/A INNOVA HOLDINGS, INC.)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,607,098)	$(1,881,125)
Adjustments to reconcile net loss to cash flows used by
operating activities:
Depreciation and amortization	167,486	12,954
Stock based compensation	729,618	25,061
Imputed interest expense	6,095	40,280
Common stock issued for services	244,976	605,033
Derivative (income) loss	335,041	(10,692)
Amortization of debt discount	187,433	-
Amortization of deferred finance costs	142,687	-
Loss on extinguishment of debt	287,546	-
Changes in operating assets and liabilities:
Accounts receivable	(6,729)	-
Inventory	13,488	(60,162)
Other assets	(860)	-
Accounts payable	(8,691)	267,710
Accrued expenses	(341,058)	176,124
NET CASH FLOWS FROM OPERATING ACTIVITIES	(3,850,066)	(824,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(50,713)	(121,357)
Purchase of CoroWare assets, net of cash acquired	(2,422)	-
NET CASH FLOWS USED BY INVESTING ACTIVITIES	(53,135)	(121,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,398,239	616,166
Proceeds from convertible debt financing	2,451,856	-
Payments on convertible debt	(58,301)	-
Payments on notes payable	(360,780)	(2,500)
Proceeds from notes payable	49,750	336,500
NET CASH FLOWS FROM FINANCING ACTIVITIES	4,480,764	950,166

NET INCREASE IN CASH	577,563	3,992
Cash and cash equivalents, beginning of period	6,786	2,794
Cash and cash equivalents, end of period	$584,349	$6,786

Continued.

INNOVA ROBOTICS AND AUTOMATION, INC.
(F/K/A INNOVA HOLDINGS, INC.)
STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2006 and 2005

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$98,405	$19,876

Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Conversion of convertible debt to stock	$25,000	$-
Conversion of Series A preferred stock	$58,840	$-
Conversion of Series B preferred stock dividends	$9,834	$-
Stock issued in satisfaction of note payable	$72,728	$-
Settlement of derivative liability resulting from repayment of debt	$185,500	$-
Stock issued in satisfaction of accrued liabilities	$534,103	$-
Stock issued for acquisition of CoroWare	$506,400	$-
Stock issued for redemption of convertible debentures	$181,271	$-
Conversion of Series A preferred dividends	$4,073	$-
Common stock issued for commitment fee	$-	$100,000
Issuance of convertible note for commitment fee	$-	$300,000

The accompanying notes are an integral part of these financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.
F/K/A INNOVA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the company:

Innova Robotics & Automation, Inc. (“Innova” or the "Company") is a robotics automation technology company providing hardware and software systems-based solutions to the military, service, personal, and industrial robotic markets in the United States of America. The Company's plan of operations is to identify, develop and acquire technology that is or will become a market leader and to create opportunities to leverage its software into value-added applications when combined with other software solutions offered by the Innova group of companies.

Innova has three wholly-owned subsidiaries, Robotic Workspace Technologies, Inc. (“RWT”) , Innova Robotics, Inc. (“IR”), and CoroWare Technologies, Inc. (“CoroWare”). RWT delivers its software through the sale of control systems and the licensing of its software to end-user companies, system integrators, manufacturing support providers, software development companies, and other parties, primarily in the industrial markets. RWT also offers complete system development and system integration services. The control systems include the Universal Robot Controller and the Universal Automation Controller. The Universal Automation Controller is in the final stages of development. The proprietary patents, including three pioneer utility patents issued by the USPTO, are owned by RWT and cover all applications pertaining to the interface of a general use computer and the mobility of robots, regardless of specific applications.

The Innova suite of software will be marketed and sold to the service and personal robot markets through Innova Robotics, Inc. Generally, the Innova suite of software solutions is referred to as Middleware, which is connectivity software that consists of a set of enabling services that allow multiple processes running on one or more machines to interact across a network. Middleware is essential to migrating mainframe applications to client/server applications and to providing for communication across heterogeneous platforms. This technology has evolved during the 1990s to provide for interoperability in support of the move to client/server architectures. In the context of Innova’s markets, it is this Middleware that enables industrial robots to communicate with enterprise systems like purchasing. In the military arena, this Middleware would enable an unmanned mobile robotic vehicle to communicate recon intelligence with the Logistics Command and in return receive updated operation instructions.

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

Basis of presentation and consolidation policy:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RWT, IR and CoroWare (herein are referred to as the “Subsidiaries”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Summary of significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less.

Accounts receivable:

Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  We regularly evaluate and monitor the creditworthiness of each customer.  We provide an allowance for doubtful accounts based on our continuing evaluation of our customers’ credit risk and our overall collection history. At December 31, 2006 and December 31, 2005, no allowance was deemed necessary.

Inventories:

Inventories consist of raw materials and are stated at the lower of cost (first-in, first-out basis) or market.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renovations, renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to ten years.

Intangible assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of the unamortized cost basis of customer lists and employment contracts.  These assets are being amortized on a straight line basis over estimated useful lives, which range from three to five years.

Impairment of long-lived assets:

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Deferred finance costs:

Deferred finance costs are associated with the convertible debenture financings (see Note 9) and are being amortized on a straight line basis over the term of the underlying debt instrument.

Income taxes:

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. Additionally, taxes are calculated and expensed in accordance with the applicable tax code.

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

As of December 31, 2006, estimated fair values and respective carrying values of our notes payable and long-term debt are as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable - Merger	7(a)	$230,000	$230,000
Note payable - Principal shareholder	7(b)	$165,000	$165,000
Shareholder notes payable	7(c)	$141,000	$141,000
Note payable - Viejo Coro	7(d)	$50,000	$50,000
Other notes payable	7(e)	$77,500	$77,500
Long-term debt	8	$989,100	$989,100

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

The following table illustrates the components of derivative liabilities at December 31, 2006:

	Note	Compound derivative	Warrant liability	Other warrants	Total
$ 55,000 financing	9(a)	$-	$-	$-	$--
$2,825,000 financing	9(b)	$1,718,934	$980,020	$-	$2,698,954

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2006:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	9(b)	16,506,711	9,300,000	25,806,711

Share-based payments:

Effective January 1, 2006, we adopted Financial Accounting Standards No. 123(R), “Share-Based Payments” (“Statement 123(R)”). Under the fair value method, we recognize compensation expense for all share-based payments granted after January 1, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2006, in accordance with Statement 123(R). This standard further requires that we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of Statement 123(R), the Company accounted for share-based payments to employees under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the disclosure provisions of Financial Accounting Standards No. 123. Under APB 25, when the exercise price of options granted to employees equaled the market price of the common stock on the date of grant, no compensation expense was recorded.

SFAS 123R requires share-based payments to employees to be measured at fair value. However, the valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. The Company uses the Black-Scholes-Merton pricing model in order to calculate the estimated fair value for its stock options.

For further information regarding the adoption of SFAS No. 123(R), see Note 11 to the consolidated financial statements.

Revenue recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

Product sales are recognized by the Company generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

Service revenues are recognized as services are provided, in accordance with customer agreements.

Research and development:

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the years ended December 31, 2006 and 2005 were $340,930 and $43,000, respectively.

Advertising expense:

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2006 and 2005 were $201,507 and $122,521, respectively.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions. Funds with these institutions exceeded the federally-insured limits by approximately $444,424 at December 31, 2006.

At December 31, 2006, 67% of the Company's revenues were from one customer. That customer also comprised 22% of the Company’s accounts receivable balance at December 31, 2006.

Basic loss per share:

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2006 the Company has issued and has outstanding shares of Series B Preferred Stock which earns a 5% dividend, payable in either cash or common stock of the Company. Such dividends on these Preferred Stocks will be paid before any dividends on common stock. The board of directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Recent accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Companies’ financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006.  The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

On October 10, 2006, the FASB issued FSP No. FAS 123(R)-5, titled AMENDING GUIDANCE FOR ACCOUNTING FOR MODIFICATIONS OF INSTRUMENTS IN CONNECTION WITH EQUITY RESTRUCTURING ("FSP FAS 123(R)-5"). FSP FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. It stipulates that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, that there is no change in the recognition or measurement of those instruments if (a) there is no increase in fair value of the award and (b) all holders of the same class of instruments are treated in the same manner.  The guidance in FSP FAS 123(R)-5 is effective in the first reporting period beginning after October 10, 2006. Early application is permitted in periods for which financial statements have not been issued. Management is currently evaluating the impact of FSP FAS 123(R)-5 on the financial statements but does not believe that its adoption will have a material effect on the Companies’ financial position, results of operations, or cash flows.

FSP FAS 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award. The guidance in FSP FAS 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. Management is currently evaluating the impact of FSP FAS 123(R)-6 on the financial statements but does not believe that its adoption will have a material effect on the Companies’ financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. SFAS No. 155 will be effective for the Company in the first quarter of fiscal 2007 and is not expected to have an impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007.  The Company is currently analyzing the effects SFAS 159 will have on the Company's financial condition and results of operations.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the years ended December 31, 2006 and 2005 of $5,607,098 and $1,881,125, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing. During 2006, the Company raised approximately $2,398,239 from the sale of common stock, $2,451,856 from the sale of convertible notes, and $49,750 from other debt.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PURCHASE OF BUSINESS

On May 16, 2006, the Company completed the purchase of all of the assets of CoroWare, Inc. pursuant to the Asset Purchase Agreement the Company entered into with CoroWare Technologies, Inc., a wholly owned subsidiary of the Company, dated as of May 12, 2006. We made this acquisition in order to engage CoroWare’s principal employees and to benefit from CoroWare’s strategic business relationships. Under the terms of the Agreement, the Company purchased, and CoroWare sold, all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers, and all other tangible and intangible assets including all developed software, and the Company further agreed to assume certain liabilities; however, the amount of such assumed liabilities will not exceed $100,000 more than the amount of certain accounts receivable and cash assets purchased. Additionally, the Company agreed to assume certain bank credit card debt in an amount up to $98,168.

The Company paid a purchase price for the assets equal to: (i) $450,000 in cash, of which $100,000 is guaranteed and $350,000 is contingent based upon the financial results of CoroWare for the one year following May 16, 2006; (ii) $1,200,000 million in the restricted shares of our common stock (3,000,000 shares), of which 500,000 shares were delivered to CoroWare at the closing and the remaining 2,500,000 shares are contingent based upon the financial results of CoroWare for the three years following May 16, 2006, and (iii) options to purchase 1,200,000 shares of our common stock, exercisable at a price equal to $0.018 per share, allocated to employees of CoroWare. Of the 2,500,000 shares of contingent common stock, 1,250,000 shares are being held in escrow to be released at such time as a certain legal proceeding brought by Manor Systems, LLC against CoroWare and Lloyd Spencer, the President of CoroWare, is settled; see discussion below. The amount of contingent cash paid to CoroWare will be reduced by the amount of assumed liabilities, and the amount of contingent shares paid to CoroWare will be reduced by the amount of all bank credit card debt assumed.

On March 1, 2006, Manor Systems, LLC (Manor) filed a lawsuit against Lloyd Spencer, President of CoroWare, Inc and an ex-employee of Manor, and CoroWare, Inc. for violation of Mr. Spencer’s contractual duties to Manor pertaining to an agreement Mr. Spencer signed with Manor wherein he agreed to certain restrictive actions including prohibiting Mr. Spencer during his employment with Manor and for two years thereafter from soliciting or interfering with any Manor employee, contacting or soliciting any Manor customers and retaining and misappropriating any confidential information. On June 19, 2006, this lawsuit was successfully settled and the parties entered into a Settlement Agreement wherein Mr. Spencer paid Manor a total of $110,000.

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

The following table summarizes the components of the purchase price allocation:

	Purchase Allocation	Fair Values
Current assets	$126,125	$126,125
Long-lived assets:
Acquired customer lists	605,242	822,000
Acquired employment contracts	132,977	180,600
Fixed assets	23,409	33,026
Accounts payable and accrued liabilities	(281,353)	(282,261)
	$606,400	$879,490

Purchase price:
Cash	$30,000
Note payable	70,000
Common stock	150,000
Common stock options	356,400
	$606,400

Notes:

(a)	Customer lists are estimated to have an economic life of three years. The Company will amortize this acquired intangible asset using the straight-line method over the estimated life.
(b)
Acquired employment contracts with key members of former CoroWare management have terms of five years and embody significant restrictive covenants and non-competition agreements. The fair value of these intangible assets will be amortized over the contractual term of five years using the straight-line method.

The purchase price includes both fixed and contingent components. The fixed purchase price, as reflected above, included $100,000 in cash, 500,000 shares of common stock, valued at the closing market price, and 1,200,000 common stock purchase options, valued using the Black Scholes Merton technique. The contingent purchase price includes an additional $350,000 in cash and 2,500,000 shares of common stock that may be issuable over a three year period based upon the financial performance (sales and gross margins) of the business acquired. Contingent consideration is recorded when the contingencies are resolved. Any future consideration will be allocated to the value of the long-lived assets acquired.

The following unaudited pro forma statement of operations for the year ended December 31, 2006 and 2005 gives effect to our acquisition of CoroWare as if the acquisition had occurred on January 1, 2006 or 2005, respectively.

The unaudited pro forma financial information is not necessarily indicative of the financial condition or results of operations that we would have achieved had the acquisition occurred on the dates referred to above. In addition, unaudited pro forma operating information is not necessarily indicative of the results of operations that we may achieve during the year ended December 31, 2006.

	Twelve months ended
	2006		2005

Sales		$1,559,189		$1,278,618

Net loss	$	(5,789,060)	$	(2,224,473)

Loss per share		$(0.09)		$(0.05)

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

Computer equipment	$135,804
Equipment	9,589
Furniture and fixtures	23,906
Leasehold improvements	37,838
207,137
Less: accumulated depreciation	(51,213)
$155,924

Depreciation expense for the years ended December 31, 2006 and 2005 was $34,290 and $12,954, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, which arose during our business acquisitions activities discussed in Note 3, consisted of the following as of December 31, 2006:

	Amount	Life
Employment contracts	$605,242	5 Years
Customer lists	132,977	3 Years
	738,219
Less: accumulated amortization	(133,196)
	$605,023

Amortization expense amounting to $133,196 and $-0- during the years ended December 31, 2006 and 2005, respectively is reflected as a component of our operating expenses in our consolidated financial statements.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2006:

	Related Party	Third Party
Accrued interest	$-	$237,698
Accrued legal and consulting	-	128,030
Accrued payroll and related expenses	202,309	126,184
Accrued warranty costs	-	20,000
Accrued other	-	53,885
	$202,309	$565,797

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2006:

			Related Party	Third Party
Note payable - merger	7(a	)	$230,000	$-
Note payable - principal shareholder	7(b	)	-	165,000
Shareholder notes payable	7(c	)	-	141,000
Note payable - CoroWare	7(d	)	50,000	-
Other notes payable	7(e	)	77,750	-
SEDA commitment fee	7(f	)	-
			$357,750	$306,000

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

(c) Shareholder notes payable:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. During the year ended December 31, 2006, $116,000 was repaid. The notes matured on December 31, 2006 and have not been repaid.

(d) Note payable - CoroWare:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with CoroWare, Inc. discussed in Note 3 above, the Company has recognized a promissory note of $70,000, without interest, due to CoroWare, Inc. and payable during the twelve months ending May 15, 2007. This note is part of the $100,000 cash payment guaranteed under the terms of the Agreement; the remaining $30,000 was paid at the closing of the transaction on May 16, 2006. During the year ended December 31, 2006, $20,000 of this note was repaid. The Company has imputed interest at 10% per annum. Imputed interest for the year ended December 31, 2006 was $3,655.

(e) Other notes payable

Other notes payable consist of three notes to third parties with interest rates ranging from 5% to 10% and maturity dates through December 31, 2007. The Company has imputed interest at 10% per annum on one of these notes. Imputed interest for the year ended December 31, 2006 was $2,440.

(f) June 14, 2005 Standby Equity Distribution Agreement:

On June 14, 2005 the Company entered into a Standby Equity Distribution Agreement discussed in Note 9(b). In connection with this agreement, the Company issued a $300,000 promissory note to Cornell. The promissory note was recorded as a note payable and as deferred financing costs. During the six months ended June 30, 2006, $220,000 of the promissory note was repaid. The Company paid the remaining $80,000 owed by issuing 484,850 shares of the Company’s common stock as part of the Termination Agreement for the Standby Equity Distribution Agreement, which was entered into with Cornell in July 2006. The Company recorded a gain on extinguishment of $7,272 related to this transaction.

NOTE 8 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's Chairman and CEO, a principal shareholder and founder of RWT. The balance outstanding at December 31, 2006 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration. During 2006 all payments were being applied to accrued interest. Accrued interest at December 31, 2006 was approximately $73,000. It is anticipated that it during 2007 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet.

Current maturities of long term debt and notes payable as of December 31, 2006 are as follows:

Year ending December 31, 2007	$663,750
Year ending December 31, 2008	18,336
Year ending December 31, 2009	2,818,336
Year ending December 31, 2010	18,336
Year ending December 31, 2011	18,336
Thereafter	915,756
$4,452,850

NOTE 9 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at December 31, 2006:

Carrying value
$ 55,000 financing 9(a)	$-
$2,825,000 financing 9(b)	119,678
$119,678

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

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term—remaining term of the host instrument; Effective Volatility—44.19%; Effective Risk Adjusted Yield—12.36%. As a result of these estimates, the valuation model resulted in a compound derivative balance of $163,240 at inception. This amount exceeded the proceeds by $108,240. In accordance with FAS133, the excess was immediately charged to expense. During the period from issuance to December 31, 2005, the fair value of the derivative declined in value by $118,932. In accordance with FAS133, this amount was credited to income during the period. During 2006, the fair value of the derivative declined in value by $141,192 and was credited to income during the period. This debenture financial instrument was settled in April 2006.

The resulting discount on the host instrument was amortized over the term of the instrument using the effective interest method. Amortization of the debt discount for the year ended December 31, 2006 amounted to $52,471.

(b) $2,825,000 Convertible debenture financing:

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately and $575,000 was advanced in August concurrent with our filing of the Registration Statement with the Securities and Exchange Commission (SEC). The last installment of $1,000,000 was advanced on December 7, 2006.

The Debentures mature on the third anniversary of the date of issuance (see Note 8 for debt maturity schedule). The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.40. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare. The Company is in violation of one of the covenants of the Purchase Agreement related to filing its annual report on Form 10KSB with the Securities and Exchange Commission on a timely basis. The violation will be cured within the grace period specified in the Purchase Agreement and therefore the convertible debenture has been classified as long-term in the financials.

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

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
December 18, 2006	$25,000	189,000

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $1,108,250 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control. The fair value allocated to the warrants instruments was $637,700 at inception. The remaining $79,050 was recorded as derivative loss.

The following table illustrates the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	2006
Derivative income (expense)	Inception		Fair Value Adjustments	Redemptions	Total
$55,000 Cornell Financing		$-	$(44,308)	$185,500	$141,192
$2,825,000 Financing		(388,950)	262,904	181,271	55,225
	$	(388,950)	$218,596	$366,271	$196,417

	2005
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$55,000 Cornell Financing	$(10,692)	$-	$-	$(10,692)
$2,825,000 Financing	-	-	-	-
	$(10,692)	$-	$-	$(10,692)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the note to zero. The discount, related deferred finance costs and future interest payments are amortized through periodic charges to interest expense using the effective method. Interest expense associated with the derivative instruments during the year ended December 31, 2006 and 2005 amounted to approximately $327,000 and $6,000, respectively.

NOTE 10 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized. The valuation allowance increased approximately $1,900,000, and $540,000 during the years ended December 31, 2006 and 2005, respectively.

The current year provision for refundable Federal income tax consists of the following:

	December 31, 2006	December 31, 2005
Refundable income tax attributable to
Current operations	$1,900,000	$540,000
Less, change in valuation allowance	$(1,900,000)	$(540,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2006	December 31, 2005
Deferred tax asset attributable to
Net operating loss carryover	$6,600,000	$4,700,000
Less, change in valuation allowance	$(6,600,000)	$(4,700,000)
Net deferred tax asset	$-	$-

At December 31, 2006, we had an unused net operating loss carryover approximating $19,000,000 that, subject to certain utilization limitations, is available to offset future taxable income, if any. It expires beginning in 2022.

NOTE 11 - STOCK BASED COMPENSATION

Common stock:

In 2005, the Company awarded 5,450,830 shares of the Company's common stock to twenty-four (24) employees, independent contractors and individuals for services provided to the Company in 2004 and 2005 valued at $705,033 or the equivalent of $0.13 per share. These amounts were fully accrued at December 31, 2005.

In July 2006, the Company issued 3,788,503 shares of the Company’s common stock to Martin Nielson, Gary McNear and Craig Conklin, directors of the Company and previously the CEO, CFO and COO of the Company, respectively, for amounts owed associated with expense reimbursement and accrued compensation pursuant to the Merger Agreement dated July 21, 2004 between Innova Holdings, Inc., Robotic Workspace Acquisition, Inc. and Robotic Workspace Technologies, Inc., Inc. and in accordance with Section 6.1(e) of said Merger Agreement. The Company had recorded a liability for these shares of $378,850 since the merger date to reimburse expenses and compensate accrued salaries for Altos Bancorp, Inc., Martin Nielson, Gary McNear and Craig Conklin by issuing the stated shares as reflected in said Merger Agreement which shall be paid with shares of the Company’s Common Stock at $.01 a share, the closing price of the Company’s stock on the date of the agreement. The shares were issued as follows:

Martin Nielson	3,008,503 shares
Gary McNear	390,000 shares
Craig Conklin	390,000 shares

Further, the Chief Financial Officer received a bonus, which had been accrued at December 31, 2005, of 562,500 shares of the Company’s common stock on March 10, 2006, which was valued at $50,000 based on $.09 per share, the closing price of the Company stock on the previous day.

In July 2006, the Company issued 1,024,800 shares for services performed by employees, consultants and outside advisors totaling $366,398 (of which $156,255 was accrued at December 31, 2005) at share prices from $0.32 per share to $0.41 per share, the closing price of the Company’s stock on the date the shares were granted.

During the fourth quarter of 2006 the Company issued 312,466 shares of common stock to certain employees of CoroWare in lieu of cash payments for compensation. The shares were valued at prices ranging from $0.15 per share to $0.24 per share, the closing price of the Company’s stock on the date the shares were granted

During the year ended December 31, 2006 the Company cancelled 291,000 shares of stock valued at the time of grant at $65,000 that had been previously awarded to an employee because the terms and conditions related to the award were not met.

Employee stock options:

As of December 31, 2006 the company had three stock option plans; the 2003 Stock Option Plan, the 2004 Stock Option Plan, and the 2005 Stock Option Plan. The authorized options under the 2003, 2004, and 2005 Stock Option Plans are 500,000 shares, 315,000 shares, and 20,000,000 shares respectively.

During the first quarter of 2006 2,000,000 options were granted to directors and 1,300,000 options were granted to employees. The share purchase options granted to directors vested upon the award while the employee options vest evenly over a three year period from date of grant. All of these options are exercisable at $.10 per share and expire ten years after the grant date. The options had a fair value of $330,000 on the grant date.

In March 2006 the Company modified 1,800,000 options granted in 2005 to the then Chief Financial Officer by changing their vesting from a three year period to 100% vested as of December 14, 2005 and by reducing the exercise price from $.36 to $.10. In addition, the Company modified 1,500,000 options granted to the Chief Executive Officer and 565,862 options granted to an employee in 2005 by reducing the exercise price from $.17 per share to $.10 per share. In connection with the modification the Company recorded a charge of $260,000.

During the second quarter of 2006, 1,600,000 options were granted to employees, including the 1,200,000 options granted to employees of CoroWare (see Note 3 above). These options are exercisable at $.18 per share, vest evenly over a three year period, and expire ten years after grant date. The fair value associated with the remaining 400,000 options was $92,000 at the grant date. Numerous CoroWare employees were terminated in the fourth quarter resulting in the forfeiture of 100,000 of these options.

Also, during the second quarter of 2006, 133,000 options were granted to an independent contractor at an exercise price of $.17 per share and a term of three years with complete vesting by December 31, 2006, and 1,150,000 options were granted to an independent contractor at an exercise price of $.13 per share and a term of three years; vesting is one third at the end of each calendar year ending December 31, 2008. The options had a fair value of $47,332 on the grant date. During 2006 the Company recognized an expense of $16,347 associated with these options.

During the third quarter of 2006, 100,000 options were granted to an employee, exercisable at $.26 per share vesting evenly over a three year period, and expiring ten years after grant date. During 2006 the Company recognized an expense of $1,256 associated with these options

During the forth quarter of 2006, 1,000,000 options were granted to an employee, exercisable at $.20 per share vesting evenly over a three year period, and expiring ten years after grant date. During 2006 the Company recognized an expense of $2,333 associated with these options.

In July 2006, but effective May 15, 2006, the Company increased the number of authorized shares allocated for the Company’s 2005 Stock Option Plan from 15,000,000 to 20,000,000.

The following table summarizes stock option activity for the years ending December 31, 2006 and 2005:

	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Life (years)
Outstanding, January 1, 2005	4,838,814	$0.08
Granted	8,071,926	$0.14
Forfeited	(2,600,000)	$0.21
Exercised	-
Outstanding, December 31, 2005	10,310,740	$0.10

Granted	7,283,000	$0.14
Forfeited	(1,706,064)	$0.18
Exercised	-
Outstanding, December 31, 2006	15,887,676	$0.11	$603,981	7.87

Options exercisable at
December 31, 2006	8,483,632	$0.10	$448,234	7.40

Adoption of FASB Statement No. 123 (R)

Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). No stock-based employee compensation cost was recognized in the statement of operations for the fiscal years or interim periods ended prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for share-based payments granted prior to January 1, 2006, but vesting during 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for year ended December 31, 2006 is $705,987 higher than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share, as well as loss per share attributable to common shareholders, are each higher by $0.01 per share for the year ended December 31, 2006 than they would have been if the Company had not adopted Statement 123(R). Estimated income tax benefits recognized during the year ended December 31, 2006 were offset by a valuation allowance since realization was not reasonably assured.

Prior to the adoption of Statement 123(R), it was the Company’s policy to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, however, due to the Company’s tax loss carryforward, any such benefits were always fully offset by a valuation allowance. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company will use this presentation if and when it has exhausted its tax loss carryforward.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plan in 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

		2005
Net loss, applicable to common stockholders, as reported		($1,881,125)

Add:	stock-based employee compensation expense included in reported net income, net of related tax effects	25,061

Deduct:	Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(277,865)

Pro-forma net loss		($ 2,133,929)

Net Loss per share:
Basic and diluted - as reported		$(0.05)
Basic and diluted - pro-forma		$(0.05)

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over a period of 3 years and have 10-year contractual terms. Shares granted upon the exercise of stock options are newly issued shares. Prior to the adoption of FAS 123(R) on January 1, 2006, the fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model using the assumptions noted in the following table:

Volatility	79.00%
Expected dividends	-0-
Expected term (in years)	5
Risk-free rate	2.75%

Expected volatilities were based on the expected impact on future stock price of expected future revenue and earnings, historical volatility of the Company’s stock, and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model with the following assumptions:

Volatility	44.19%
Expected dividends	-0-
Expected term (in years)	0-5
Risk-free rate	2.45%
Forfeiture rate	5.00%

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006 is presented below:

	Number	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2006	6,439,740	$0.11
Granted	7,283,000	$0.03
Vested	(5,193,356)	$0.12
Forfeited	(1,125,339)	$(0.08)

Outstanding, December 31, 2006	7,404,045	$0.08

As of December 31, 2006, there was $501,301 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3 years.

NOTE 12 - OTHER STOCKHOLDERS’ EQUITY

All common share amounts and per share amounts in the accompanying financial statements for the years ended December 31, 2006 and 2005, reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective on November 20, 2006.

Issuances of common stock:

During the year ended December 31, 2005, the Company obtained $468,000 of funds through the private placement sale of 2,593,333 shares of the Company's common stock at prices ranging from $0.125 to $0.30 per share.

From January 1, 2006 through July 21, 2006, the Company utilized the Standby Equity Distribution Agreement and sold 16,173,616 shares of common stock to Cornell for gross proceeds of $2,435,000. Of the gross proceeds received, Cornell was paid $121,750 in commitment fees and $9,000 in structuring fees.

On July 21, 2006, the Company terminated the Standby Equity Distribution Agreement dated June 14, 2005 with Cornell, together with all of the definitive agreements related thereto. In addition, on July 21, 2006 Cornell agreed to terminate the promissory note in the remaining principal amount of $80,000 in exchange for the Company's issuance of 484,850 shares of common stock to Cornell. The Company recognized a gain of $7,272 on the extinguishment of the debt.

During the year ended December 31, 2006, the Company obtained an additional $100,650 of funds through the private placement sale of 1,159,409 shares of the Company's common stock at prices ranging from $.073 to $0.171 per share.

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

Of the $125,000 proceeds received from the issuance of the Series A Preferred Stock, $50,000 was allocated to the beneficial conversion feature embedded in the Series A Preferred Stock on the date of issuance based on a conversion price of $.05 per share. Of this amount, $48,300 was the unamortized embedded beneficial feature assumed as part of the reverse merger with Robotic Workspace Technologies, Inc. Amortization of the beneficial conversion feature for the years ended December 31, 2006 and 2005 was $22,610 and $22,090, respectively. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $125,000 of proceeds received when the Series A Preferred Stock was issued amounted to $50,000.

During the years ended December 31, 2006 and 2005, respectively, 81,450 and 43,550 shares of Series A Preferred Stock were converted into 1,629,000 and 871,000 shares of Common Stock of the Company. Additionally, during the years ended December 31, 2006 and 2005, respectively, accrued dividends of $4,073 and $1,250 were converted into 11,217 and 2,551 shares of common stock of the Company.

Series B:

The Company has authorized $525,000 of Series B Preferred Stock. Each share of Series B Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $.05 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v) ranks junior to the Series A Preferred Stock upon liquidation of the Company and (vi) has no voting rights except when mandated by Delaware law.

During 2005, the Company sold the remaining $148,166 of the Series B Preferred Stock, bringing the total sold to $525,000. Of the $148,166 proceeds received from that issuance of the Series B Preferred Stock, $141,500 was allocated to the beneficial conversion feature embedded in the Series B Preferred Stock on the date of issuance, based on a conversion price of $.05 per share. The entire $141,500 beneficial conversion feature was amortized through Accumulated Deficit on the date of issuance. Additionally, the excess of the aggregate fair value of the common stock to be issued upon conversion over the $148,000 of proceeds received when the Series B Preferred Stock was issued amounted to $39,400. During 2005, 33,000 shares of Series B Preferred Stock were converted into 660,000 shares of Common Stock of the Company.

During the year ended December 31, 2006, 207,666 shares of the Company’s Series B preferred stock converted into 4,153,320 shares of the Company’s common stock at the conversion price of $.05 per share, and an additional 62,190 shares of common stock were issued for accrued dividends converted at $.175 per share in accordance with the terms of the Series B preferred shares certificate of designation.

Outstanding warrants:

At December 31, 2006, we had the following warrants outstanding:

	Note		Grant date	Expiration date	Warrants granted	Exercise price
Series A Preferred stock rights	12(a	)	01/23/06	1/23/07	1,129,000	$.072
Series A Preferred stock rights	12(a	)	03/15/06	3/15/07	500,000	$.094
$2,825,000 financing	9(b	)	7/21/06	7/21/09	2,500,000	$.50 - 1.00
$2,825,000 financing	9(b	)	7/21/06	7/21/11	6,800,000	$.25 - .75
					10,929,000

(a) These warrants were initially recorded in equity. The fair value of these warrants ($468,280) was reclassified to liabilities when the Company entered into the $2,825,000 Cornell financing on July 21, 2006 at which time it lost the ability to net share-settle all of its obligations. The fair value of the warrants was determined using the Black-Scholes-Merton valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. The company affected a 1 for 10 reverse stock split on November 20, 2006 at which time it regained the ability to net share-settle all of its obligations. As such, the fair value of these warrants ($606,904) was reclassified back to equity.

Derivative income (expense) associated with these other warrants is summarized in the table below.

Derivative income (expense)	For the year ended December 31, 2006	For the year ended December 31, 2005

Warrant derivative	$138,624	$-

NOTE 13 - COMMITMENTS

Other commitments:

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

In August 2006 the Company agreed to award a strategic advisor and consultant 2,000,000 shares of the Company’s common stock and agreed to award warrants to purchase another 2,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share if certain sales contributions are achieved. As of December 31, 2006 these sales contributions had not been achieved so no warrants had been issued. The warrants, when issued, will have a term of five years.

Lease Agreements

On May 15, 2005 the Company leased 4,000 square feet of space at 15870 Pine Ridge Road, Ft Myers, Florida which will be used as its primary operations. The lease is with Gulf To Bay Construction, Inc., with monthly payments of $3,639 through June 1, 2010. The lease has five (5) successive renewal options each for a period of two (2) years. The rent will increase annually by 3%. The space is the location of the Company's Research, Design and Engineering center as well as office space for up to fifteen (15) employees.

On June 15, 2005 the Company entered into a month-to-month lease with Bola Industries, LLC for approximately 4,000 square feet of production space located at 30946 Industrial Road, Livonia Michigan. The lease expired on March 31, 2006. The rent was $3,775 monthly and included all utilities, use of all equipment on site including certain heavy equipment, and use of internet service.

On May 5, 2006 the Company leased 1,400 square feet of space at 4074 148th Avenue, Redmond, Washington, which will be used as the primary location for CoroWare. The lease was with the Yett Family Partnership, LP, with monthly payments of $1,944 through May 31, 2007. The company subsequently entered into a lease with PS Business Park at the same location beginning on June 1, 2007 for a period of three (3) years. The rent will increase annually by 3%.The space is the location of CoroWare’s headquarters and consists of office and warehouse space for its employees.

Rental expense for the years ended December 31, 2006 and 2005 was $121,138 and $51,035, respectively.

Future minimum rentals on non-cancelable leases are as follows:

December 31,
2007	$66,767
2008	67,846
2009	68,412
2010	43,179
2011	-
$246,204

Employment Agreements

Walter Weisel is Chairman and Chief Executive Officer of the Company. Mr. Weisel’s employment agreement is dated July 19, 2000. Mr. Weisel's salary is $150,000 per annum plus a bonus at the discretion of the Board of Directors. The agreement stipulates that Mr. Weisel's salary will be increased to $200,000 and $250,000 when certain sales and profit objectives are met. The agreement was for a term of three years and automatically renews for successive one-year periods unless terminated by either party upon not less than sixty days prior to the renewal date. Mr. Weisel has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment. The agreement also requires the Company to pay Mr. Weisel all accrued compensation, which amounted to $312,500 as of December 31, 2006. This amount has been offset with a $132,500 advance from the Company to Mr. Weisel in the financial statements.

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

On June 30, 2005, the Company and Mr. Gartlan entered into an Employment Agreement effective as of June 14, 2005. The term of the employment agreement is five years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. For all the services to be rendered by Mr. Gartlan from June 14, 2005 through December 14, 2005, Mr. Gartlan was granted stock options to purchase 1,800,000 shares of common stock of the Company at the purchase price of $0.10. Such options were granted under the terms of the Company's Stock Option Plan and vested immediately. Mr. Gartlan resigned his position as Chief Financial Officer in December 2006.

Sheri Aws was appointed Secretary of the Company on September 14, 2004. Ms. Aws has served as Vice President of Administration of RWT, the Company's wholly owned subsidiary, since February 2004. Under an Employment Agreement dated February 24, 2004, Sheri Aws, Vice President of Administration of RWT, receives compensation is $60,000 per annum plus a bonus in the discretion of RWT. The agreement was for a term of one year, and automatically renews for successive one-year periods unless terminated by either party upon not less than thirty days notice prior to the renewal date. Ms Aws has agreed not to compete with RWT or solicit its customers or employees for a period of one year following the termination of her employment.

Lloyd Spencer is the President and Chief Executive Officer of CoroWare. On May 15, 2006 the Company and Mr. Spencer entered into an employment agreement. The term of the employment agreement is five years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. Mr. Spencer’s compensation is $150,000 per annum plus a bonus at the discretion of the Board of Directors. Mr. Spencer has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment.

David Hyams is the Chief Technology Officer of CoroWare. On May 15, 2006 the Company and Mr. Hyams entered into an employment agreement. The term of the employment agreement is five years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. Mr. Hyams’ compensation is $150,000 per annum plus a bonus at the discretion of the Board of Directors. Mr. Hyams has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment.

NOTE 14 - SUBSEQUENT EVENTS (UNAUDITED)

On February 23, 2007, RWT entered into a Settlement Agreement (the “Settlement Agreement”) dated as of February 20, 2007 with ABB, Inc. and ABB Automation Technologies AB (collectively, “ABB”) in which ABB agreed to make a settlement payment to RWT in the amount of $2,925,000, which the Company received in March 2007, in exchange for RWT filing a Stipulation of Dismissal with the Court to dismiss the Action with prejudice. In addition, the parties agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action.

On March 16, 2007, Robotics Workspace Technologies, Inc. (“RWT”), a wholly owned subsidiary of Innova Robotics and Automation, Inc. (the “Company”), completed the purchase of all of the issued and outstanding shares of common stock of Altronics Service, Inc. (“Altronics”) pursuant to a certain Stock Purchase Agreement dated as of March 16, 2007 (the “Agreement”) which RWT entered into with Alfred Fleming and Andrea Fleming (the “Sellers”), being all of the shareholders of Altronics.

Under the terms of the Agreement, RWT purchased, and the Sellers sold, an aggregate of 280 shares of common stock of Altronics, representing all of the issued and outstanding shares of Altronics (the “Shares”) for an aggregate purchase price of $300,000 (the “Purchase Price”), paid or to be paid by the Company as follows: (i) $150,000 was paid on March 16, 2007 (the “Closing Date”); (ii) $100,000 shall be paid in two installments, the first installment of $50,000 within 180 days after the Closing Date, and the second installment within 1 year after the Closing Date, which was evidenced in the form of a $100,000 principal amount Promissory Note issued by the Company to the Sellers on the Closing Date; and (iii) $50,000 in restricted shares of common stock of the Company at a per share price equal to $0.20 (250,000 shares), which was delivered to the Sellers on the Closing Date and vest as follows, provided that Alfred Fleming is an employee of Altronics at each vesting date: (x) 100,000 shares on the first anniversary of the Closing Date; (y) 100,000 shares on the second anniversary of the Closing Date; and (z) 50,000 shares on the third anniversary of the Closing Date.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the issuance of the securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Sellers are accredited investors, they had access to information about the Company, the Sellers took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

In addition, on March 16, 2007, Altronics entered into an Employment Agreement (the “Employment Agreement”) with Alfred Fleming under which the Company will employ Mr. Fleming as a Vice President for a period of 3 years commencing March 16, 2007 and ending on March 15, 2010 which will be automatically renewed for successive 1 year periods until 30 days prior written notice not to renew is delivered by either the Company or Mr. Fleming. Mr. Fleming will be paid a monthly salary of $6,250, or $75,000 per annum, and shall be issued stock options in accordance with Altronics’ executive level option schedule, which will vest over the 3 year term of the Employment Agreement. Further, Mr. Fleming may be eligible for Altronics’ employee bonus program, to be determined by the Board of Directors of Altronics based on meeting performance objectives and bonus criteria. During the term of his employment and for a period thereafter, Mr. Fleming will be subject to confidentiality and non-competition provisions, subject to standard exceptions.

On January 17, 2007, Charles H. House was appointed as a director of Innova Robotics & Automation, Inc. (“Innova” or the “Company”). There was no understanding or arrangement between Mr. House and any other person pursuant to which Mr. House was appointed as a director. Mr. House does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer. Furthermore, there has not been a transaction, nor is there any proposed transaction, between Mr. House and us.

Since November, 2006, Mr. House has been the Executive Director of the Media X program in the Division of Research at Stanford University. From 2001 until October 2006, Mr. House served as Director, Virtual Collaboratory, IT Research for Intel Corporation. Mr. House has been Chairman of TII Networks (NASDAQ: TII) since December 2005, and a director since December 2003. Mr. House also served as Chairman of Applied Microsystems (NASDAQ: APPC) until it was acquired in 2003.

The following redemptions of the convertible debenture were made subsequent to the year ended December 31, 2006. See Note 9 for further information.

Date of Redemption	Principal Redeemed	Number of shares issued
January 18, 2007	55,000	509,165
March 1, 2007	475,000	3,766,825
	$530,000	4,275,990

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April 2007.

INNOVA HOLDINGS, INC.

/s/ Walter K. Weisel
Walter K. Weisel
Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth D. Vanden Berg
Kenneth D. Vanden Berg
Chief Financial Officer (Principal Accounting and Financial Officer)