Form 10QSB
period 2007-03-31
Innova Robotics & Automation, Inc.
filed 2007-05-21
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

Commission file number: 000-33231

INNOVA ROBOTICS & AUTOMATION, INC.
(Name of Small Business Issuer in its charter)

Delaware	95-4868120
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

15870 Pine Ridge Road, Fort Myers, Florida 33908
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007 the issuer had 82,510,477 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

INNOVA ROBOTICS & AUTOMATION, INC.
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until we become profitable.

INNOVA ROBOTICS & AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,362,669	$584,349
Accounts receivable, net	219,514	105,275
Inventory	386,501	46,674
Total current assets	1,968,684	736,928

Property and equipment, net	209,865	155,924

Intangible assets, net	769,625	605,023
Deferred finance costs, net	246,286	332,671
Other assets	7,940	6,690

Total assets	$3,202,400	$1,836,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,065,096	$1,007,360
Accrued expenses	463,032	565,797
Accrued expenses, related parties	208,565	202,309
Notes payable	308,479	357,750
Notes payable, related parties	533,250	306,000
Deferred revenue	91,890	-
Dividend payable	27,117	29,117
Derivative liability	2,453,921	2,698,954
Total current liabilities	5,151,350	5,167,287

Long-term obligations:
Convertible debt, net of discount	122,912	119,678
Long-term debt	989,100	989,100
Total liabilities	6,263,362	6,276,065

Stockholders’ deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 264,334 and 284,334 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	264	284
Common stock, $.001 par value, 900,000,000 Shares authorized, 82,510,477 and 76,467,303 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	82,510	76,467
Additional paid-in capital	12,000,025	10,598,993
Accumulated deficit	(15,143,761)	(15,115,203)
Total stockholders' deficit	(3,060,962)	(4,439,459)

Total liabilities and stockholders’ deficit	$3,202,400	$1,836,606

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS & AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues:
Services	$635,305	$-
Products	36,374	136,490
Total revenues	671,679	136,490
Cost of revenues:
Services	488,312	-
Products	15,488	107,690
Total cost of revenues	503,800	107,690

Gross profit	167,879	28,800

Operating expenses:
Selling, general and administration	756,797	942,909
Outside services	158,786	50,259
Legal fees	984,739	27,034
Professional fees	118,045	18,705
Research and development	52,978	-
Depreciation and amortization	76,181	5,450

Total operating expenses	2,147,526	1,044,357

Loss from operations	(1,979,647)	(1,015,557)

Other income (expense):
Interest income	5,524	-
Interest expense	(99,205)	(86,782)
Derivative loss	(212,135)	(13,992)
Loss on extinguishment of debt	(668,095)	-
Other income - litigation settlement	2,925,000	-

Net loss	$(28,558)	$(1,116,331)

Loss applicable to common stockholders
Net loss	$(28,558)	$(1,116,331)
Beneficial conversion features and accretions of preferred stock	-	(22,610)
Dividends declared on preferred stock	-	(6,150)
Net loss applicable to common stockholders	$(28,558)	$(1,145,091)

Net loss per share
Basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding
Basic and diluted	78,309,538	51,991,752

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS & AUTOMATION, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,558)	$(1,116,331)
Adjustments to reconcile net loss to cash flows
from operating activities:
Depreciation and amortization	76,181	5,450
Stock option expense	84,272	530,021
Common stock issued for services	133,934	-
Loss on extinguishment of debt	668,095	-
Amortization of deferred financing costs	29,800	2,900
Amortization of debt discount	40,747	56,021
Imputed interest	2,495	-
Derivative loss	212,135	13,992
Changes in operating assets and liabilities:
Accounts receivable	(90,873)	(38,217)
Inventory	(116,833)	21,090
Other assets	(1,222)	-
Accounts payable	(70,077)	6,544
Accrued expenses	(102,765)	(73,351)
Accrued expenses - related party	6,256	-
Deferred revenue	91,890	-
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	935,477	(591,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(13,486)	(5,963)
Acquisition of Altronics’ stock, net of cash acquired	(143,671)	-
NET CASH FLOWS USED BY INVESTING ACTIVITIES	(157,157)	(5,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	696,215
Payments of notes payable	-	(75,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	621,215

NET INCREASE IN CASH	778,320	23,371
Cash and cash equivalents, beginning of period	584,349	6,786
Cash and cash equivalents, end of period	$1,362,669	$30,157

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14,439	$4,313
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series B preferred stock and preferred stock dividends	$2,020	$-
Stock issued for purchase of software	$42,500	$-
Stock issued for acquisition of Altronics	$35,700	$-
Stock issued for redemption of convertible debenture	$1,106,154	$-
Conversion of Series A preferred stock	$-	$58,840

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS & AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Innova Robotics & Automation, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-KSB and prior reports for 2006. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Workspace Technologies, Inc. (“RWT”), Innova Robotics, Inc. (“IR”), CoroWare Technologies, Inc. (“CoroWare”) and Altronics Service, Inc. (“Altronics”) (herein are referred to as the “Subsidiaries”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2006 as reported in form 10-KSB have been omitted.

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

As of March 31, 2007, estimated fair values and respective carrying values of our notes payable and long-term debt are as follows:

Instrument	Note		Fair Value	Carrying Value
Note payable - Merger	4	(a)	$230,000	$230,000
Note payable - Principal shareholder	4	(b)	$165,000	$165,000
Notes payable - shareholders	4	(c)	$141,000	$141,000
Note payable - Viejo Coro	4	(d)	$50,000	$50,000
Notes payable - financial institutions	4	(e)	$77,979	$77,979
Note payable - Altronics purchase	3		$100,000	$100,000
Other notes payable	4	(f)	$78,750	$78,750
Long-term debt	5		$989,100	$989,100

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

The following table illustrates the components of derivative liabilities at March 31, 2007:

	Note	Compound derivative	Warrant liability	Total
$2,825,000 financing	6,8	$1,459,132	$994,789	$2,453,921

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2007:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	6	13,000,938	9,300,000	22,300,938

Share-based payments:

Effective January 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 Accounting for Stock-Based compensation. Effective January 1, 2006, we adopted Financial Accounting Standards No. 123(R), Share-Based Payments (FAS123R). Under the fair value method, we recognize compensation expense for all share-based payments granted after January 1, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2006, in accordance with SFAS No. 123. Under the fair value recognition provisions of FAS 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of FAS 123 and FAS 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123(R), see Note 7 to the consolidated financial statements.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our financial statements are the following:

•	estimating future bad debts on accounts receivable that are carried at net realizable values;

•	estimating the fair value of our financial instruments that are required to be carried at fair value; and

•	estimating the recoverability of our long-lived assets

•	estimating the fair of intangible assets acquired in a business combination.

We use all available information and appropriate techniques to develop our estimates. However, actual results could differ from our estimates.

NOTE 3 - PURCHASE OF BUSINESS

On March 16, 2007, Robotics Workspace Technologies, Inc. (“RWT”), a wholly owned subsidiary of Innova Robotics and Automation, Inc. (the “Company”), completed the purchase of all of the issued and outstanding shares of common stock of Altronics Service, Inc. (“Altronics”) pursuant to a certain Stock Purchase Agreement dated as of March 16, 2007 (the “Agreement”) which RWT entered into with Alfred Fleming and Andrea Fleming (the “Sellers”), being all of the shareholders of Altronics. The Company made this acquisition in order to engage Altronics’ principal employees and to benefit from Altronics’ strategic business relationships.

Under the terms of the Agreement, RWT purchased, and the Sellers sold, an aggregate of 280 shares of common stock of Altronics, representing all of the issued and outstanding shares of Altronics (the “Shares”) for an aggregate purchase price of $285,700 (the “Purchase Price”), paid or to be paid by the Company as follows: (i) $150,000 was paid on March 16, 2007 (the “Closing Date”); (ii) $100,000 shall be paid in two installments, the first installment of $50,000 within 180 days after the Closing Date, and the second installment within 1 year after the Closing Date, which was evidenced in the form of a $100,000 Promissory Note issued by the Company to the Sellers on the Closing Date; and (iii) $35,700 in restricted shares of common stock of the Company at a per share price equal to $0.1428 (250,000 shares), which was delivered to the Sellers on the Closing Date and vest as follows, provided that Alfred Fleming is an employee of Altronics at each vesting date: (x) 100,000 shares on the first anniversary of the Closing Date; (y) 100,000 shares on the second anniversary of the Closing Date; and (z) 50,000 shares on the third anniversary of the Closing Date.

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

In addition, on March 16, 2007, Altronics entered into an Employment Agreement (the “Employment Agreement”) with Alfred Fleming under which the Company will employ Mr. Fleming as a Vice President for a period of three years commencing March 16, 2007 and ending on March 15, 2010 which will be automatically renewed for successive one year periods until 30 days prior written notice not to renew is delivered by either the Company or Mr. Fleming. Mr. Fleming will be paid a monthly salary of $6,250, or $75,000 per annum, and shall be issued stock options in accordance with the Companys’ executive level option schedule, which will vest over the 3 year term of the Employment Agreement. Further, Mr. Fleming may be eligible for Altronics’ employee bonus program, to be determined by the Board of Directors of Altronics based on meeting performance objectives and bonus criteria. During the term of his employment and for a period thereafter, Mr. Fleming will be subject to confidentiality and non-competition provisions, subject to standard exceptions.

The purchase price for Altronics amounted to $285,700. The purchase of Altronics was accounted for as a purchase business combination, where the fair value of the purchase consideration was allocated to the assets acquired and liabilities assumed based upon fair values. In connection with the allocation, the fair values of assets acquired and liabilities assumed exceeded the purchase price by $182,508. As a result, long-lived tangible and intangible assets acquired were reduced for this amount, which was allocated on a relative fair value basis. The operating results of the acquired business will be included in results of the Company as of March 1, 2007.

The following table summarizes the components of the purchase price allocation:

	Purchase Allocation	Fair Values
Current assets	$252,754	$252,754
Long-lived assets:
Acquired customer lists	126,492	300,000
Employment contracts	60,000	69,000
Fixed assets	52,246	52,246
Accounts payable and accrued liabilities	(205,792)	(205,792)
	$285,700	$468,208
Purchase price:
Cash	$150,000
Note payable	100,000
Common stock	35,700

	$285,700

Notes:

(a)	Customer lists are estimated to have an economic life of three years. The Company will amortize these acquired intangible assets using the straight-line method over the estimated life.

(b)
Acquired employment contracts with key members of former Altronics management have terms of three years and embody significant restrictive covenants and non-competition agreements. The fair value of these intangible assets will be amortized over the contractual term of three years using the straight-line method.

The determination of the consideration to be paid in the transaction was determined in arms length negotiations between the Boards of Directors of the Company and Altronics. The negotiations took into account the value of the assets sold to Company and the consideration paid. At the time of the transaction, there were no material relationships between Altronics and the Company, or any of its affiliates, any director or officer of the Company, or any associate of any such officer or director.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2007:

	Note		Related Parties	Third Parties
Note payable - merger	4	(a)	$-	$230,000
Note payable - principal shareholder	4	(b)	165,000	-
Notes payable - shareholders	4	(c)	141,000	-
Note payable - Viejo Coro	4	(d)	50,000	-
Notes payable - financial institutions	4	(e)	-	77,979
Notes payable - Altronics	3		100,000	-
Other notes payable	4	(f)	77,250	500
			$533,250	$308,479

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

(c) Notes payable - shareholder:

During September through December 2005, the Company entered into short-term debt obligations other than in the ordinary course of business totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. All lenders agreed to extend the due date to December 31, 2007. As of March 31, 2007, $116,000 of these notes had been repaid.

(d) Note payable - Viejo Coro:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with CoroWare, Inc. the Company has recognized a promissory note of $50,000, without interest, due to CoroWare, Inc. and payable during the twelve months ending May 15, 2007. This note is part of the $100,000 cash payment guaranteed under the terms of the Agreement; the remaining $30,000 was paid at the closing of the transaction on May 16, 2006. The Company has imputed interest on this note at 10% per annum. Imputed interest at March 31, 2007 was $1,250.

(e) Notes payable - financial institutions:

The Company has lines of credit with various financial institutions with interest rates ranging from prime plus 7.5% to prime plus 8%. These credit lines call for monthly payments of 1% of the outstanding balance plus finance charges.

(f) Other notes payable:

Other notes payable consist of three notes to third parties with interest rates ranging from 0% to 10% and maturity dates through December 31, 2007. The Company has imputed interest at 10% per annum on one of these notes. Imputed interest for the year three months ended March 31, 2007 was $1,245.

NOTE 5 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's Chairman and CEO, a principal shareholder and founder of RWT. The balance outstanding at March 31, 2007 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration. During the three months ended March 31, 2007 all payments were being applied to accrued interest. It is anticipated that during 2007 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet.

NOTE 6 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at March 31, 2007:

Carrying value
$2,825,000 financing	$122,912

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately, $575,000 was advanced in August concurrent with our filing of the Registration Statement with the Securities and Exchange Commission (SEC), and the final installment of $1,000,000 was advanced in December 2006, once the Registration Statement was declared effective by the SEC.

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

The following redemptions occurred during the three months ended March 31, 2007, in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of Shares Issued
January 18, 2007	$55,000	509,165
March 1, 2007	475,000	3,766,851
	$530,000	4,276,016

The Company incurred a loss of $668,095 on these redemptions. In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (174.37% - 203.93%); and Effective Risk Adjusted Yield (21.70% - 46.09%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $1,108,250 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control. The fair value allocated to the warrants instruments was $637,700 at inception. The remaining $79,050 was recorded as convertible debt.

The following table illustrates the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	3 months ended March 31, 2007		3 months ended March 31, 2006
Derivative income (expense)	Compound Derivative	Warrant liability	Compound Derivative	Warrant liability
$2,825,000 financing	$(197,736)	$(14,770)	$-	$-

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the note to zero. The discount, related deferred finance costs and future interest payments are amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2007 and 2006 amounted to approximately $71,000 and $-0-, respectively.

NOTE 7 - STOCK BASED COMPENSATION

Stock Options:

Compensation cost of $84,272 and $530,021 was recognized during the three months ending March 31, 2007 and March 31, 2006, respectively, for grants under the stock option plans. The Company incurred $77,234 and $7,038 of option expense on employee and non-employee options, respectively, during the three months ended March 31, 2007.

During the first quarter of 2007 there were 2,425,000 options granted to employees at prices ranging from $0.14 to $0.18. These options vest evenly over a three year period from date of grant and they expire ten years after the grant date. The options had a fair value of $296,925 on the grant date.

During the first quarter of 2007 there were 200,000 options granted to non-employees at $0.17. These options vest evenly over a three year period from date of grant and they expire ten years after the grant date. The options had a fair value of $26,600 on the grant date.

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption of 67.93%, risk-free rates ranging from 4.55% to 4.75% and the related term of the share-based payments of ten years. In determining fair value of share-based payments as of March 31, 2007, management has estimated a forfeiture rate of 5%.

The following table summarizes employee stock option activity:

Outstanding, December 31, 2006	15,887,676
Granted	2,625,000
Cancelled	(510,000)
Exercised	-
Outstanding, March 31, 2007	18,002,676

NOTE 8 - OTHER STOCKHOLDERS’ EQUITY

Issuances of common stock:

During the quarter ended March 31, 2007 the Company issued 1,105,729 shares of common stock in lieu of cash for services rendered and assets at prices ranging from $0.15 to $0.21. A total of $176,434 of expense was recognized during the three months ended March 31, 2007.

Issuances of preferred stock:

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

During the quarter ended March 31, 2007, 20,000 shares of the Company’s Series B preferred stock converted into 400,000 shares of the Company’s common stock at the conversion price of $.05 per share, and an additional 11,428 shares of common stock were issued for accrued dividends converted at $.175 per share in accordance with the terms of the Series B preferred shares certificate of designation.

Outstanding warrants:

As of March 31, 2007, we had the following warrants outstanding:

	Note	Grant date	Expiration date	Warrants granted	Exercise price
Warrant to consultant		12/15/04	12/15/14	1,212,127	$.050
Warrant to consultant		04/06/06	12/31/09	1,150,000	$.130
Warrant to consultant		04/01/06	12/31/09	133,000	$.171
Warrant to consultant		01/17/07	01/17/17	200,000	$.170
$2,825,000 financing	6(b)	07/21/06	07/21/09	2,500,000	$.50 - 1.00
$2,825,000 financing	6(b)	07/21/06	07/21/11	6,800,000	$.25 - .75
				11,995,127

NOTE 9 - OTHER EVENTS

On February 23, 2007, RWT entered into a Settlement Agreement (the “Settlement Agreement”) dated as of February 20, 2007 with ABB, Inc. and ABB Automation Technologies AB (collectively, “ABB”) in which ABB made a settlement payment to RWT in the amount of $2,925,000 in exchange for RWT filing a Stipulation of Dismissal with the Court to dismiss the Action with prejudice. In addition, the parties agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. The Company incurred approximately $932,000 in legal fees associated with the settlement during the three months ended March 31, 2007.

NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the three months ended March 31, 2007 and 2006 of $28,558 and $1,116,331, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company will continue to seek funds through private placements as well as debt financing. The Company will also continue to investigate alternative sources of financing.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Innova Robotics & Automation, Inc.'s working capital requirements. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing are insufficient, Innova Robotics & Automation, Inc. will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Innova Robotics & Automation, Inc.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Innova Robotics & Automation, Inc. be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Innova Robotics & Automation, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Innova Robotics & Automation, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

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

On August 25, 2004, we completed a reverse merger into Robotic Workspace Technologies, Inc. ("RWT"), a robotics software technology provider, in which RWT was deemed the "accounting acquirer." Simultaneously, we sold our Hy-Tech Computer Systems, Inc. subsidiary and discontinued our computer systems sales and services business. In connection with these transactions, Hy-Tech Technology Group, Inc. changed its name to Innova Robotics & Automation, Inc.

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

Plan of Operation

During the remainder of the year, the Company expects to aggressively market and sell its Universal Robot Controller and its Universal Automation Controller and license its software in the service, personal and industrial markets. The Company, during the past ten years, successfully developed its open architecture PC based Universal Robot Controller and developed its RobotScript and related software. The development of the Universal Automation Controller is now in its final stages and will be marketed through our Altronics Service subsidiary. Management believes there is a large market opportunity for its controllers and software, and management intends to aggressively pursue those opportunities. Specifically, the Company is implementing its operating plan and is expanding its sales organization by adding additional direct sales representatives and partnering with system integrators. Also, the Company is aggressively implementing its current marketing plan to create awareness of its products and to communicate the value of its solutions to the industrial, military, homeland security and other robotic markets. The Company has commenced the technology development activities to develop the next generation of control systems and communication systems for the markets it serves. Management expects to constantly upgrade and improve its software and system solutions offerings as the markets continue to change.

The company has determined a strategic plan for growing the business beyond organic growth. This growth strategy revolves around making strategic acquisitions that will enhance the solutions offerings of the various operating units of the business. As highlighted in our notes to the financial statements, the Company acquired a company this year that has a special niche in the machine tool industry which is a very dynamic and large market and will be reported in the Robotic Workspace Technologies subsidiary. The company strategy is also to add acquisitions in the software and technical services markets to support our other solutions offerings. The acquisition targets are all established companies that will be accretive in earnings and stockholder value from the time of acquisition and integration. No turnaround opportunities are being considered.

Looking forward into the remainder of the fiscal year 2007, CoroWare is well positioned to continue its revenue growth by further expanding its Enterprise Business Solutions business and rapidly growing its Robotics and Automation business. The Enterprise Business Solutions group intends to achieve its expansion through its ongoing business relationship with Microsoft, and through its professional services that provide customized software and service implementations of Microsoft solutions such as Microsoft Customer Care Framework. The Robotics and Automation group expects to accomplish its rapid growth by continuing to offer expert systems development services that address embedded systems, robotic simulation and Microsoft Robotics Studio opportunities, and by addressing the rapidly expanding mobile robot marketplace through the introduction of hardware and software products that are built upon and compatible with Microsoft Robotics Studio.

The Company does not expect to sell any of its fixed assets, including its property or equipment in the next twelve months, nor does it expect to purchase any real property in the next twelve months. During the remainder of the fiscal year the Company expects to purchase certain equipment to support software development, testing and continued deployment of its technologies. Additionally, the Company expects to purchase office equipment, computer equipment and laboratory development and testing equipment to support the planned increase of the number of employees of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006:

During the three-month period ended March 31, 2007 (the "2007 Period") revenues were $671,679 compared to revenues of $136,490 during the three-month period ended March 31, 2006 (the "2006 Period"). These 2007 revenues included $635,305 from CoroWare, $16,520 from RWT, and $19,854 from Altronics since the closing date of the acquisition, March 16, 2007. Gross profit on these revenues amounted to $167,879.

Cost of goods sold was $503,800 and $107,690 for the three months ended March 31, 2007 and 2006, respectively. Cost of goods sold represents primarily labor and labor-related costs in addition to overhead costs. Additionally, costs include materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, cabinetry to house all of the materials, and teach pendants as well as labor to assemble the controllers and install software is included.

Operating expenses were $2,147,526 during the 2007 period compared to $1,044,357 during the 2006 Period. The increase in operating expenses primarily resulted from increased employee compensation of approximately $125,000, which resulted from the inclusion of CoroWare and Altronics personnel as well as additional personnel hired by the Company, a reduction in stock option expense of approximately $446,000, and an increase in legal fees of $958,000 associated with the settlement of a lawsuit during the first quarter of 2007. The Company also spent $52,978 on R&D activities during the 2007 period compared to $0 during the 2006 period.

Net loss for the 2007 Period was $28,558 compared to a net loss of $1,163,331 for the 2006 Period. The decrease is due primarily to approximately $2,900,000 of other income associated with the settlement of a lawsuit offset by a derivative loss of $212,000 and a loss on the conversion of the Company’s convertible debt of approximately $668,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had current assets of $1,968,684 and current liabilities of $5,151,350. At March 31, 2007, we had negative working capital of $3,182,666 and an accumulated deficit of $15,143,761.

The Company will continue to seek funds through private placements as well as debt financing. The Company will also continue to investigate alternative sources of financing. As discussed in Note 6 above, on July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000 of which $1,250,000 was advanced immediately, $575,000 was advanced on the date of the filing of the registration statement by the Company with the Securities and Exchange Commission of the Registration Statement, and $1,000,000 was advanced three business days after the date the registration statement was declared effective by the Commission.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation: Effective January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123R. For the there months ended March 31, 2007, we recorded employee stock-based compensation expense of $77,234. The impact on basic net loss per share for the three months ended March 31, 2007 was $0.00. For the three months ended March 31, 2006, we recognized $0 of stock-based compensation expense under the intrinsic value method in accordance with APB 25.

ITEM 3. CONTROLS AND PROCEDURES

a) Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2007, Robotics Workspace Technologies, Inc. (“RWT”), a wholly owned subsidiary of Innova Robotics and Automation, Inc. (the “Company”), completed the purchase of all of the issued and outstanding shares of common stock of Altronics Service, Inc. (“Altronics”) pursuant to a certain Stock Purchase Agreement dated as of March 16, 2007 (the “Agreement”) which RWT entered into with Alfred Fleming and Andrea Fleming (the “Sellers”), being all of the shareholders of Altronics. The Company made this acquisition in order to engage Altronics’ principal employees and to benefit from Altronics’ strategic business relationships.

Under the terms of the Agreement, RWT purchased, and the Sellers sold, an aggregate of 280 shares of common stock of Altronics, representing all of the issued and outstanding shares of Altronics (the “Shares”) for an aggregate purchase price of $285,700 (the “Purchase Price”), paid or to be paid by the Company as follows: (i) $150,000 was paid on March 16, 2007 (the “Closing Date”); (ii) $100,000 shall be paid in two installments, the first installment of $50,000 within 180 days after the Closing Date, and the second installment within 1 year after the Closing Date, which was evidenced in the form of a $100,000 Promissory Note issued by the Company to the Sellers on the Closing Date; and (iii) $35,700 in restricted shares of common stock of the Company at a per share price equal to $0.1428 (250,000 shares), which was delivered to the Sellers on the Closing Date and vest as follows, provided that Alfred Fleming is an employee of Altronics at each vesting date: (x) 100,000 shares on the first anniversary of the Closing Date; (y) 100,000 shares on the second anniversary of the Closing Date; and (z) 50,000 shares on the third anniversary of the Closing Date.

In addition, on March 16, 2007, Altronics entered into an Employment Agreement (the “Employment Agreement”) with Alfred Fleming under which the Company will employ Mr. Fleming as a Vice President for a period of three years commencing March 16, 2007 and ending on March 15, 2010 which will be automatically renewed for successive one year periods until 30 days prior written notice not to renew is delivered by either the Company or Mr. Fleming. Mr. Fleming will be paid a monthly salary of $6,250, or $75,000 per annum, and shall be issued stock options in accordance with the Companys’ executive level option schedule, which will vest over the 3 year term of the Employment Agreement. Further, Mr. Fleming may be eligible for Altronics’ employee bonus program, to be determined by the Board of Directors of Altronics based on meeting performance objectives and bonus criteria. During the term of his employment and for a period thereafter, Mr. Fleming will be subject to confidentiality and non-competition provisions, subject to standard exceptions.

During the first quarter of 2007 there were 2,425,000 options granted to employees at prices ranging from $0.14 to $0.18. These options vest evenly over a three year period from date of grant and they expire ten years after the grant date. The options had a fair value of $296,925 on the grant date.

During the first quarter of 2007 there were 200,000 options granted to non-employees at $0.17. These options vest evenly over a three year period from date of grant and they expire ten years after the grant date. The options had a fair value of $26,600 on the grant date.

During the quarter ended March 31, 2007 the Company issued 1,105,729 shares of common stock in lieu of cash for services rendered and assets at prices ranging from $0.15 to $0.21. A total of $176,434 of expense was recognized during the three months ended March 31, 2007.

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

During the quarter ended March 31, 2007, 20,000 shares of the Company’s Series B preferred stock converted into 400,000 shares of the Company’s common stock at the conversion price of $.05 per share, and an additional 11,428 shares of common stock were issued for accrued dividends converted at $.175 per share in accordance with the terms of the Series B preferred shares certificate of designation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21th day of May, 2007.

INNOVA ROBOTICS & AUTOMATION, INC.

/s/ Walter K. Weisel
Walter K. Weisel Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth D. Vanden Berg
Kenneth D. Vanden Berg Chief Operating Officer Chief Financial Officer (Principal Accounting and Financial Officer)