Form 10QSB
period 2007-06-30
Innova Robotics & Automation, Inc.
filed 2007-08-20
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007 the issuer had 89,096,733 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

INNOVA ROBOTICS & AUTOMATION, INC.
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

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

INNOVA ROBOTICS & AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,061,139
Accounts receivable, net	120,221
Inventory	568,352
Total current assets	1,749,712

Property and equipment, net	213,031

Intangible assets, net	694,874
Deferred finance costs, net	244,293
Other assets	12,190

Total assets	$2,914,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$341,034
Notes payable, related parties	496,794
Accounts payable	1,031,987
Accrued expenses	1,038,851
Accrued expenses, related parties	208,548
Deferred revenue	374,201
Dividend payable	19,184
Redeemable preferred stock, $.001 par value, 10,000,000 shares authorized, 184,666 shares issued and outstanding	258,532
Derivative liability	2,086,068
Total current liabilities	5,855,199

Long-term obligations:
Convertible debt, net of discount	182,370
Long-term debt	989,100

Total liabilities	7,026,699

Commitments	-

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized, 89,096,733 shares issued and outstanding at June 30, 2007	89,097
Additional paid-in capital	12,130,398
Accumulated deficit	(16,332,064)
Total stockholders' deficit	(4,112,569)

Total liabilities and stockholders’ deficit	$2,914,100

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS & AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Services	$1,106,014	$354,783	$1,741,312	$354,783
Products	89,805	35,198	126,179	171,688
Total revenues	1,195,819	389,981	1,867,491	526,471
Cost of revenues
Services	915,735	259,709	1,404,046	259,709
Products	1,000	19,538	16,488	127,228
Total cost of revenues	916,735	279,247	1,420,534	386,937

Gross profit	279,084	110,734	446,957	139,534

Operating expenses:
Selling, general and administration	977,439	849,306	1,722,809	1,792,215
Outside services	680,731	110,098	843,527	160,357
Legal fees	29,723	128,501	1,014,462	155,535
Professional fees	73,673	65,153	191,813	83,858
Research and development	16,200	-	65,178	-
Depreciation and amortization	87,384	7,495	163,565	12,945

Total operating expenses	1,865,150	1,160,553	4,001,354	2,204,910

Loss from operations	(1,586,066)	(1,049,819)	(3,554,397)	(2,065,376)

Other income (expense):
Interest income	8,143	-	13,667	-
Interest expense	(91,942)	(44,517)	(202,463)	(131,299)
Derivative income (loss)	866,570	(127,200)	654,435	(141,192)
Loss on extinguishment of debt	(385,008)	-	(1,053,103)	-
Other income	-	28,025	2,925,000	28,025

Net loss	$(1,188,303)	$(1,193,511)	$(1,216,861)	$(2,309,842)

Loss applicable to common stockholders
Net loss	$(1,188,303)	$(1,193,511)	$(1,216,861)	(2,309,842)
Beneficial conversion features and accretions of preferred stock	-	-	-	(22,610)
Net loss applicable to common stockholders	$(1,188,303)	$(1,193,511)	$(1,216,861)	$(2,332,452)

Net loss per share
Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding
Basic and diluted	86,062,215	63,086,673	81,355,035	57,656,431

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS & AUTOMATION, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,216,861)	$(2,309,842)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	163,565	12,945
Stock option expense	221,464	597,227
Common stock issued for services	485,428	50,000
Loss on extinguishment of debt	1,053,103	-
Amortization of deferred financing costs	60,653	2,900
Amortization of debt discount	86,798	56,021
Imputed interest	4,195	-
Derivative (income) loss	(654,435)	141,192
Changes in operating assets and liabilities:
Accounts receivable	8,420	(77,041)
Inventory	(298,684)	(11,784)
Other assets	(5,472)	-
Accounts payable	(103,186)	109,158
Accrued expenses	468,219	(215,677)
Accrued expenses, related parties	6,239	-
Deferred revenue	374,201	-
NET CASH FLOWS FROM OPERATING ACTIVITIES	653,647	(1,644,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(29,285)	(39,103)
Acquisition of CoroWare’s assets, net of liabilities assumed	-	(2,422)
Acquisition of Altronics’ assets, net of cash acquired	(143,671)	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(172,956)	(41,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	2,304,130
Proceeds from line of credit, net	32,555	-
Payments of notes payable	(36,456)	(404,335)
Proceeds from notes payable	-	28,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	(3,901)	1,927,795

NET INCREASE IN CASH	476,790	241,369
Cash and cash equivalents, beginning of period	584,349	6,786
Cash and cash equivalents, end of period	$1,061,139	$248,155

Continued

INNOVA ROBOTICS & AUTOMATION, INC.
STATEMENTS OF CASH FLOWS (Continued)
Six Months Ended June 30, 2007 and 2006
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$28,878	$33,584
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series B preferred stock and preferred stock dividends	$9,933	$-
Stock issued for purchase of software	$42,500	$-
Stock issued for acquisition of Altronics	$35,700	$-
Stock issued for redemption of convertible debenture	$1,263,772	$-
Amortization of deferred financing costs	$-	$99,315
Conversion of Series A preferred stock	$-	$58,840

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS & AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Innova Robotics & Automation, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's 2006 annual report filed with the SEC on Form 10-KSB and prior reports for 2007. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Workspace Technologies, Inc. (“RWT”), Innova Robotics, Inc. (“IR”), CoroWare Technologies, Inc. (“CoroWare”) and Altronics Service, Inc. (“Altronics”) (herein are referred to as the “Subsidiaries”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2006 as reported in form 10-KSB have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2007, estimated fair values and respective carrying values of our notes payable and long-term debt are as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable – merger	4(a)	$230,000	$230,000
Note payable – principal shareholder	4(b)	$165,000	$165,000
Notes payable - shareholders	4(c)	$141,000	$141,000
Note payable – Viejo Coro	4(d)	$50,000	$50,000
Notes payable – financial institutions	4(e)	$110,534	$110,534
Note payable – Altronics purchase	3	$100,000	$100,000
Other notes payable	4(f)	$41,294	$41,294
Long-term debt	5	$989,100	$989,100

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the Cornell Capital Partners, L.P. (“Cornell”) financings, and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassified from stockholders’ equity when net-share settlement was no longer within the Company’s control (see Note 8).

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

The following table illustrates the components of derivative liabilities at June 30, 2007:

	Note	Compound derivative	Warrant liability	Total
$2,825,000 financing	6,8	$1,356,060	$730,008	$2,086,068

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2007:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 financing	6	13,313,021	16,267,852	29,580,873

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our financial statements are the following:

•	estimating future bad debts on accounts receivable that are carried at net realizable values;
•	estimating the fair value of our financial instruments that are required to be carried at fair value; and
•	estimating the recoverability of our long-lived assets
•	estimating the fair value of intangible assets acquired in a business combination.

We use all available information and appropriate techniques to develop our estimates. However, actual results could differ from our estimates.

Inventory

Inventories are valued at the lower of cost or market. Inventories consist of the following at June 30, 2007:

Work in progress	$184,623
Raw material	383,729
$568,352

NOTE 3 - PURCHASE OF BUSINESS

On March 16, 2007, Robotics Workspace Technologies, Inc. (“RWT”), a wholly owned subsidiary of Innova Robotics and Automation, Inc. (the “Company”), completed the purchase of all of the issued and outstanding shares of common stock of Altronics Service, Inc. (“Altronics”) pursuant to a certain Stock Purchase Agreement dated as of March 16, 2007 (the “Agreement”) which RWT entered into with Alfred Fleming and Andrea Fleming (the “Sellers”), being all of the shareholders of Altronics. We made this acquisition in order to engage Altronics’ principal employees and to benefit from Altronics’ strategic business relationships.

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

The following table summarizes the components of the purchase price allocation:

	Purchase Allocation	Fair Values
Current assets	$252,754	$252,754
Long-lived assets:
Acquired customer lists (a)	126,492	300,000
Employment contracts (b)	60,000	69,000
Fixed assets	52,246	52,246
Accounts payable and accrued liabilities	(205,792)	(205,792)
	$285,700	$468,208

Purchase price:
Cash	$150,000
Note payable	100,000
Common stock	35,700

	$285,700

Notes:

(a)	Customer lists are estimated to have an economic life of three years. The Company will amortize this acquired intangible asset using the straight-line method over the estimated life.
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

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2007:

	Note	Related Parties	Other
Note payable – merger	4(a)	$-	$230,000
Note payable – principal shareholder	4(b)	165,000	-
Notes payable – shareholders	4(c)	141,000	-
Note payable – Viejo Coro	4(d)	50,000	-
Notes payable – financial institutions	4(e)	-	110,534
Notes payable – Altronics purchase	3	100,000	-
Other notes payable	4(f)	40,794	500
		$496,794	$341,034

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

(b) Note payable – principal shareholder:

In November 2004, a principal shareholder loaned the Company $165,000 to pay down the line of credit with Fifth Third Bank. The note earns interest at 6.75% per annum; principal and interest are due on demand. The note is secured by all of the assets of the Company.

(c) Notes payable - shareholders:

During September through December 2005, the Company entered into short-term debt obligations other than in the ordinary course of business totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. All lenders agreed to extend the due date to December 31, 2007. As of June 30, 2007, $116,000 of these notes had been repaid.

(d) Note payable – Viejo Coro:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with CoroWare, Inc. the Company has recognized a promissory note of $50,000, without interest, due to Viejo Coro and payable in installments of $10,000 per month beginning November 2006. The Company has not made any of the monthly payments required under the promissory note. This note is part of the $100,000 cash payment guaranteed under the terms of the Agreement; $30,000 was paid at the closing of the transaction on May 16, 2006 and $20,000 was paid in July 2006. The Company has imputed interest on this note at 10% per annum. Imputed interest at June 30, 2007 was $2,500.

(e) Notes payable – financial institutions:

The Company has lines of credit with various financial institutions with interest rates ranging from prime plus 7.5% to prime plus 8%. These credit lines call for monthly payments of 1% of the outstanding balance plus finance charges.

(f) Other notes payable:

Other notes payable consist of three notes to third parties with maturity dates through December 31, 2007. The Company has imputed interest at 10% per annum on one of these notes. Imputed interest for the six months ended June 30, 2007 was $1,695.

NOTE 5 – LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's Chairman and CEO, a principal shareholder and founder of RWT. The balance outstanding at June 30, 2007 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration. During the six months ended June 30, 2007 all payments were being applied to accrued interest. Accrued interest at June 30, 2007 was approximately $64,000. It is anticipated that during 2007 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet.

NOTE 6 – CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at June 30, 2007:

Carrying value
$2,825,000 financing	$182,370

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

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.40. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiaries.

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

The following redemptions occurred during the six months ended June 30, 2007, in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of Shares Issued
January 18, 2007	$55,000	509,165
March 1, 2007	475,000	3,766,851
June 27, 2007	25,000	437,827
June 28, 2007	75,000	1,313,485
	$630,000	6,027,328

The Company recognized a loss on the redemption of the debentures for three and six months ended June 30, 2007 of $385,008 and $1,053,103, respectively

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 177.10%); and Effective Risk Adjusted Yield (15.97% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $1,108,250 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control. The fair value allocated to the warrant instruments was $637,700 at inception. The remaining $79,050 was recorded as convertible debt.

The following table illustrates the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	3 months ended June 30, 2007		3 months ended June 30, 2006
Derivative income (expense)	Compound Derivative	Warrant liability	Compound Derivative	Warrant liability
$2,825,000 financing	$341,080	$525,490	$-	$-

	6 months ended June 30, 2007		6 months ended June 30, 2006
Derivative income (expense)	Compound Derivative	Warrant liability	Compound Derivative	Warrant liability
$2,825,000 financing	$143,715	$510,720	$-	$-

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the note to zero. The discount, related deferred finance costs and future interest payments are amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended June 30, 2007 and 2006 amounted to $76,904 and $-0-, respectively. Interest expense during the six months ended June 30, 2007 and 2006 amounted to $147,451 and $-0-, respectively.

NOTE 7 - STOCK BASED COMPENSATION

Stock Options and warrants:

Compensation cost of $137,192 and $67,206 was recognized during the three months ending June 30, 2007 and 2006, and $221,464 and $597,227 for the six months ended June 30, 2007 and 2006, respectively, for stock options and warrants vesting during the periods.

During the second quarter of 2007 there were 2,500,000 options granted to employees at $0.11. These options vest evenly over a three year period from date of grant and they expire ten years after the grant date. The options had a fair value of $217,500 on the grant date.

During the second quarter of 2007 there were 4,272,275 warrants granted to non-employees at $0.11. These warrants vest evenly over a three year period from date of grant and they expire ten years after the grant date. The warrants had a fair value of $371,727 on the grant date.

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption ranging from 67.93% to 68.62%, risk-free rates ranging from 4.74% to 4.79% and the related term of the share-based payments of ten years. In determining fair value of share-based payments as of June 30, 2007, management has estimated a forfeiture rate of 5%.

The following table summarizes stock option and warrant activity:

Outstanding, December 31, 2006	15,887,676
Granted	9,397,725
Cancelled	(510,000)
Exercised	-
Outstanding, June 30, 2007	24,775,401

NOTE 8 – OTHER STOCKHOLDERS’ EQUITY
Issuances of common stock:

During the quarter ended June 30, 2007 the Company issued 3,203,236 shares of common stock in lieu of cash for services rendered in the amount of $351,494 at prices ranging from $0.05 to $0.17.

Issuances of preferred stock:

Series B:

In September 2004, the Company authorized $525,000 of Series B Preferred Stock. Each share of Series B Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible at the discretion of the shareholder immediately after issuance into the Company's common stock at the lesser of $.05 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v) ranks junior to the Series A Preferred Stock upon liquidation of the Company and (vi) has no voting rights except when mandated by Delaware law.

During the quarter ended June 30, 2007, 79,334 shares of the Company’s Series B preferred stock converted into 1,586,680 shares of the Company’s common stock at the conversion price of $.05 per share, and an additional 45,340 shares of common stock were issued for accrued dividends converted at $.175 per share in accordance with the terms of the Series B preferred shares certificate of designation.

The Company accounts for redeemable preferred stock in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Prior to June 30, 2007 the Company’s common stock was trading above $0.05 per share thus the redeemable preferred stock was accounted for as temporary equity. Subsequent to June 30, 2007 the price of the stock fell below $0.05 per share and the redeemable preferred stock is now convertible at a variable price. In accordance with SFAS 150 liability classification is now considered appropriate because the redeemable preferred stock now embodies an unconditional obligation which may be settled by issuing a variable number of equity shares in order to settle a fixed monetary amount. In order to settle the redeemable preferred stock liability at June 30, 2007, the Company would have had to issue 3,693,320 shares of its common stock valued at $258,532. The contract does not limit the number of shares of common stock that the Company would be required to issue due to the fact that the stock is convertible at a variable price. If the Company were to redeem the 184,666 outstanding preferred shares for cash at $1.30 per share, it would have to pay $240,066. This amount is reflected as a current liability in the accompanying financial statements.

Outstanding warrants:

As of June 30, 2007, we had the following warrants outstanding:

	Note	Grant date	Expiration date	Warrants granted	Exercise price
Warrant to consultant	(a)	12/15/04	12/15/14	1,212,127	$0.050
Warrant to consultant	(a)	04/06/06	12/31/09	1,150,000	$0.130
Warrant to consultant	(a)	04/01/06	12/31/09	133,000	$0.171
Warrant to consultant	(a)	01/17/07	01/17/17	200,000	$0.170
Warrants to directors	(a)	04/12/07	04/12/17	4,272,725	$0.111
$2,825,000 financing	6(b)	07/21/06	07/21/09	2,500,000	$0.50 - 1.00
$2,825,000 financing	6(b)	07/21/06	07/21/11	6,800,000	$0.25 - 0.75
				16,267,852

(a) These warrants were initially recorded in equity. The fair value of these warrants ($260,709) was reclassified to liabilities during the second quarter of 2007 when the share price of the Company’s common stock fell below the conversion price on the Company’s Series B Convertible Preferred stock. It was determined at this time that the Company lost to the ability to net-share settle all of its obligations. The fair value of the warrants was determined using the Black-Scholes-Merton valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.

NOTE 9 - OTHER EVENTS

On February 23, 2007, RWT entered into a Settlement Agreement (the “Settlement Agreement”) dated as of February 20, 2007 with ABB, Inc. and ABB Automation Technologies AB (collectively, “ABB”) in which ABB made a settlement payment to RWT in the amount of $2,925,000 exchange for RWT filing a Stipulation of Dismissal with the Court to dismiss the Action with prejudice. In addition, the parties agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action.

NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the six months ended June 30, 2007 and 2006 of $1,216,861 and $2,309,842, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

During the remainder of the year, the Company expects to aggressively market and sell its Altronics CNC Press Controller and expand the product line solutions for this unit. Management believes that there is a large market opportunity for its controllers and software solutions, and management is committed to further penetrating these significant markets. Specifically, the Company is implementing its operating plan and is expanding its sales organization by adding additional sales representatives and partnering with system integrators to increase the volume of product and service sales. Also, the Company continues to implement its aggressive strategic plan related to the creation of awareness of its products, and to communicate the value of its solutions to the industrial, military, educational, research and other robotic markets. The Company will continue the activities already initiated around the technology development of the next generation of control and communications systems for the markets it serves. Management expects to constantly upgrade and improve its software and systems solutions offerings as the markets continue to change.

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

Looking forward into the remainder of the fiscal year 2007, CoroWare is well positioned to continue its revenue growth by further expanding its Enterprise Business Solutions business and rapidly growing its Robotics and Automation business. The Enterprise Business Solutions group intends to achieve its expansion through its ongoing business relationship with Microsoft, and through its professional services that provide customized software and service implementations of Microsoft solutions such as Microsoft Customer Care Framework, Infrastructure Optimization and Innovation Portal. The Robotics and Automation group expects to accomplish its rapid growth by continuing to offer expert systems development services that address embedded systems, robotic simulation and Microsoft Robotics Studio opportunities, and by addressing the rapidly expanding mobile robot marketplace through the introduction of hardware and software products that are built upon and compatible with Microsoft Robotics Studio.

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

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the Cornell Capital Partners, L.P. (“Cornell”) financings, and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassified from stockholders’ equity when net-share settlement was no longer within the Company’s control.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006:

During the three-month period ended June 30, 2007 (the "2007 Period") revenues were $1,195,819 compared to revenues of $389,981 during the three-month period ended June 30, 2006 (the "2006 Period"). These 2007 revenues included $1,106,014 from CoroWare and $89,805 from Altronics since the closing date of the acquisition, March 16, 2007. Gross profit on these revenues amounted to $279,084.

Cost of goods sold was $916,735 and $279,247 for the three months ended June 30, 2007 and 2006, respectively. Cost of goods sold represents primarily labor and labor-related costs in addition to overhead costs. Additionally, costs include materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, and cabinetry to house all of the materials.

Operating expenses were $1,865,150 during the 2007 period compared to $1,160,553 during the 2006 Period. The increase in operating expenses primarily resulted from increased employee compensation of approximately $200,000, which resulted from the inclusion of CoroWare and Altronics personnel as well as additional personnel hired by the Company, an increase in stock option expense of approximately $40,374, an increase in other general and administrative expenses of approximately $460,000. The Company also spent $16,200 on R&D activities during the 2007 period compared to $0 during the 2006 period.

Net loss for the 2007 Period was $1,183,303, compared to a net loss of $1,193,511 for the 2006 Period. The decrease is due primarily to derivative income of $866,570 offset by a loss on the conversion of the Company’s convertible debt of approximately $385,008 in addition to the increase in operating expenses.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006:

During the six-month period ended June 30, 2007 (the "2007 Period") revenues were $1,867,491 compared to revenues of $526,471 during the six-month period ended June 30, 2006 (the "2006 Period"). These 2007 revenues included $1,741,312 from CoroWare, $16,520 from RWT, and $109,659 from Altronics since the closing date of the acquisition, March 16, 2007. Gross profit on these revenues amounted to $446,957.

Cost of goods sold was $1,420,534 and $386,937 for the six months ended June 30, 2007 and 2006, respectively. Cost of goods sold represents primarily labor and labor-related costs in addition to overhead costs. Additionally, costs include materials to assemble the Universal Robot Controllers, including electronic parts and components, electrical amplifiers, and cabinetry to house all of the materials.

Operating expenses were $4,001,354 during the 2007 Period compared to $2,204,910 during the 2006 Period. The increase in operating expenses primarily resulted from increased employee compensation of approximately $310,000, which resulted from the inclusion of CoroWare and Altronics personnel as well as additional personnel hired by the Company, a reduction in stock option expense of approximately $412,000, and an increase in legal fees of $958,000 associated with the settlement of a lawsuit during the first quarter of 2007. The Company also spent $65,175 on R&D activities during the 2007 period compared to $0 during the 2006 period.

Net loss for the 2007 Period was $1,216,861 compared to a net loss of $2,309,842 for the 2006 Period. The decrease is due primarily to approximately $2,925,000 of other income associated with the settlement of a lawsuit and derivative income of $654,435 offset by a loss on the conversion of the Company’s convertible debt of approximately $1,053,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had current assets of $1,749,712 and current liabilities of $5,855,199. At June 30, 2007, we had negative working capital of $4,105,487 and an accumulated deficit of $16,332,064.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation: Effective January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three and six months ended June 30, 2007 reflect the impact of SFAS 123R. For the there months ended June 30, 2007, we recorded employee stock-based compensation expense of $100,725. The impact on basic net loss per share for the three months ended June 30, 2007 was $0.00. For the three months ended June 30, 2006, we recorded employee stock-based compensation expense of $60,351. The impact on basic net loss per share for the three months ended June 30, 2007 was $0.00.

ITEM 3. CONTROLS AND PROCEDURES

a) Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007 the Company issued 3,203,236 shares of common stock in lieu of cash for services rendered in the amount of $351,494 at prices ranging from $0.05 to $0.17.

During the quarter ended June 30, 2007, 79,334 shares of the Company’s Series B preferred stock converted into 1,586,680 shares of the Company’s common stock at the conversion price of $.05 per share, and an additional 45,340 shares of common stock were issued for accrued dividends converted at $.175 per share in accordance with the terms of the Series B preferred shares certificate of designation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August, 2007.

INNOVA ROBOTICS & AUTOMATION, INC.

/s/ Walter K. Weisel
Walter K. Weisel
Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth D. Vanden Berg
Kenneth D. Vanden Berg
Chief Operating Officer
Chief Financial Officer (Principal Accounting and Financial Officer)