Form 10QSB
period 2007-09-30
Innova Robotics & Automation, Inc.
filed 2007-11-15
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007.

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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2007 the issuer had 117,549,718 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐  No ☒

INNOVA ROBOTICS & AUTOMATION, INC.
September 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-5
Item 2. Management's Discussion and Analysis or Plan of Operation	17
Item 3. Controls and Procedures	22
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURES	25-29

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

INNOVA ROBOTICS & AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$70,553
Accounts receivable, net	101,837
Other current assets	26,555
Total current assets	198,945

Property and equipment, net	37,692

Intangible assets, net	433,771
Deferred finance costs, net	209,259
Note receivable	100,000
Assets held for sale	32,643
Other assets	63,073

Total assets	$1,075,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,061,220
Accrued expenses	717,429
Accrued expenses, related parties	470,536
Notes payable	275,500
Notes payable, related parties	383,500
Deferred revenue	233,603
Dividend payable	19,184
Redeemable preferred stock, $.001 par value, 10,000,000 shares authorized, 184,666 shares issued and outstanding	230,832
Derivative liability	532,319
Total current liabilities	3,924,123

Long-term obligations:
Convertible debt, net of discount	224,340
Long-term debt	989,100
Total liabilities	5,137,563

Commitments	-

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized, 96,378,801 shares issued and outstanding	96,379
Additional paid-in capital	12,576,819
Accumulated deficit	(16,699,678)
Treasury stock	(35,700)
Total stockholders' deficit	(4,062,180)

Total liabilities and stockholders’ deficit	$1,075,383

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS & AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$1,056,456	$255,717	$2,901,631	$610,500

Cost of revenues	921,486	238,204	2,280,791	497,913

Gross profit	134,970	17,513	620,840	112,587

Operating expenses:
Selling, general and administration	651,447	1,036,034	2,126,249	2,021,396
Outside services	220,132	131,036	1,003,682	244,420
Legal fees	58,222	53,332	1,064,818	124,673
Professional fees	35,946	74,052	222,969	139,674
Research and development	-	-	-	-
Depreciation and amortization	71,686	80,289	189,061	80,369

Total operating expenses	1,037,433	1,374,743	4,606,779	2,610,532

Loss from operations	(902,463)	(1,357,230)	(3,985,939)	(2,497,945)

Other income (expense):
Interest income	2,403	-	16,071	-
Interest expense	(106,193)	(138,599)	(332,839)	(269,898)
Derivative income (loss)	1,564,535	(766,290)	2,218,970	(907,482)
Loss on extinguishment of debt	(332,240)	(289,013)	(1,385,343)	(289,013)
Other income	-	59,794	2,925,000	87,819
Net income (loss) from continuing operations	226,042	(2,491,338)	(544,080)	(3,876,519)

Loss from discontinued operations	(593,656)	(486,150)	(1,040,395)	(1,410,739)

Net loss	$(367,614)	$(2,977,488)	$(1,584,475)	$(5,287,258)

Net loss per share:
Basic and diluted - continuing operations	$0.00	$(0.03)	$(0.01)	$(0.06)
Basic and diluted - discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic and diluted	91,745,639	77,404,860	89,544,612	69,365,307

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS & AUTOMATION, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,584,475)	$(5,287,258)
Adjustments to reconcile net loss to cash flows
from operating activities:
Derivative (income) loss	(2,218,969)	907,482
Loss on extinguishment of debt	1,385,305	289,013
Common stock issued for services	485,428	401,297
Impairment loss	333,890	-
Stock option expense	319,995	662,016
Depreciation and amortization	235,251	100,471
Amortization of debt discount	144,859	82,909
Amortization of deferred financing costs	88,043	15,228
Imputed interest	5,445	-
Changes in operating assets and liabilities:
Accounts receivable	(27,539)	1,478
Inventory	(356,063)	(31,698)
Other assets	(80,846)	(15,259)
Accounts payable	25,430	(141,975)
Accrued expenses	560,072	(275,566)
Deferred revenue	233,603	-
NET CASH FLOWS FROM OPERATING ACTIVITIES	(450,571)	(3,291,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(61,470)	(48,664)
Acquisition of CoroWare’s assets, net of liabilities assumed and amounts owed	-	(2,422)
Sale of Altronics, net of cash returned, liabilities assumed and note receivable from purchaser	107,527	-
Acquisition of Altronics’ assets, net of cash acquired	(143,671)	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(97,614)	(51,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	2,398,239
Proceeds from convertible debt financing	-	1,561,857
Payments of notes payable	(90,524)	(376,000)
Proceeds from notes payable	124,913	118,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	34,389	3,702,096

NET INCREASE IN CASH	(513,796)	359,148
Cash and cash equivalents, beginning of period	584,349	6,786
Cash and cash equivalents, end of period	$70,553	$365,934

INNOVA ROBOTICS & AUTOMATION, INC.
STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$48,683	$57,648
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series B preferred stock and preferred stock dividends to common stock	$9,933	$-
Stock issued for purchase of software	$42,500	$-
Stock issued for acquisition of Altronics	$35,700	$-
Stock issued for redemption of convertible debenture	$1,617,694	$-
Note payable forgiven in sale of Altronics’ assets	$100,000	$-
Treasury stock assumed in sale of Altronics’ assets	$35,700	$-
Common stock issued to pay accrued liabilities	$-	$535,105
Amortization of deferred financing costs	$-	$99,315
Conversion of Series A preferred stock	$-	$58,840
Stock issued in satisfaction of note payable	$-	$80,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in equity securities:

The Company accounts for its investment in common stock of a private company at historical cost. Management believes that historical cost represents the fair value of the common stock. The investment is included in other assets in the accompanying financial statements.

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

As of September 30, 2007, estimated fair values and respective carrying values of our notes payable and long-term debt are as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable - merger	5(a)	$230,000	$230,000
Note payable - principal shareholder	5(b)	$165,000	$165,000
Notes payable - shareholders	5(c)	$141,000	$141,000
Note payable - Viejo Coro	5(d)	$50,000	$50,000
Note payable - third party	5(e)	$45,000	$45,000
Other notes payable	5(f)	$28,000	$28,000
Long-term debt	6	$989,100	$989,100

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the Cornell Capital Partners, L.P. (“Cornell”) financings, (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements, and (iii) the fair value of derivative features associated with the preferred stock financing. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassified from stockholders’ equity when net-share settlement was no longer within the Company’s control (see Note 9).

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

The following table illustrates the components of derivative liabilities at September 30, 2007:

	Note	Compound derivative	Warrant liability	Total
$2,825,000 financing	7,9	$221,237	$311,082	$532,319
Redeemable preferred stock	9	230,832	-	230,832
				$763,151

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2007:

	Note	Conversion Features	Warrants	Total
Financing or other contractual arrangement:
$2,825,000 financing	7	10,854,910	16,267,852	27,122,762
Redeemable preferred stock	9	7,694,417	-	7,694,417
				34,817,179

Share-based payments:

Effective January 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 Accounting for Stock-Based compensation. Effective January 1, 2006, we adopted Financial Accounting Standards No. 123(R), Share-Based Payments (FAS123R). Under the fair value method, we recognize compensation expense for all share-based payments granted after January 1, 2005, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2005, in accordance with SFAS No. 123. Under the fair value recognition provisions of FAS 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of FAS 123 and FAS 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123(R), see Note 8 to the consolidated financial statements.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our financial statements are the following:

•	estimating future bad debts on accounts receivable that are carried at net realizable values;

•	estimating the fair value of our financial instruments that are required to be carried at fair value;

•	estimating the recoverability of our long-lived assets; and

•	estimating the fair value of intangible assets acquired in a business combination.

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

Under the terms of the Agreement, RWT purchased, and the Sellers sold, an aggregate of 280 shares of common stock of Altronics, representing all of the issued and outstanding shares of Altronics (the “Shares”) for an aggregate purchase price of $285,700 (the “Purchase Price”), paid or to be paid by the Company as follows: (i) $150,000 was paid on March 16, 2007 (the “Closing Date”); (ii) $100,000 shall be paid in two installments, the first installment of $50,000 within 180 days after the Closing Date, and the second installment within one year after the Closing Date, which was evidenced in the form of a $100,000 Promissory Note issued by the Company to the Sellers on the Closing Date; and (iii) $35,700 in restricted shares of common stock of the Company at a per share price equal to $0.1428 (250,000 shares), which was delivered to the Sellers on the Closing Date and vest as follows, provided that Alfred Fleming is an employee of Altronics at each vesting date: (x) 100,000 shares on the first anniversary of the Closing Date; (y) 100,000 shares on the second anniversary of the Closing Date; and (z) 50,000 shares on the third anniversary of the Closing Date.

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

In addition, on March 16, 2007, Altronics entered into an Employment Agreement (the “Employment Agreement”) with Alfred Fleming under which the Company will employ Mr. Fleming as a Vice President for a period of three years commencing March 16, 2007 and ending on March 15, 2010 which will be automatically renewed for successive one year periods until 30 days prior written notice not to renew is delivered by either the Company or Mr. Fleming. Mr. Fleming will be paid a monthly salary of $6,250, or $75,000 per annum, and shall be issued stock options in accordance with the Companys’ executive level option schedule, which will vest over the three year term of the Employment Agreement. Further, Mr. Fleming may be eligible for Altronics’ employee bonus program, to be determined by the Board of Directors of Altronics based on meeting performance objectives and bonus criteria. During the term of his employment and for a period thereafter, Mr. Fleming will be subject to confidentiality and non-competition provisions, subject to standard exceptions.

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

NOTE 4 - DISCONTINUED OPERATIONS

RWT’s Universal Robot Controller:

During the third quarter of 2007, the Company made the decision to discontinue production of the Universal Robot Controller due to a change in focus of the core business of the Company. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the assets associated with this discontinued operation have been reclassified to assets held for sale on the face of the accompanying consolidated balance sheet. The assets consist of machinery and equipment of $22,643 and inventory of $10,000. Management is in the process of negotiating the sale of these assets.

Discontinued operations includes the following:

	For the 3 months ending September 30,		For the 9 months ending September 30,
	2007	2006	2007	2006

Impairment loss	$(333,890)	$-	$(333,890)	$-
Accrued exit costs	(55,697)	-	(55,697)	-
Loss on operations	(10,491)	(486,150)	(377,959)	(1,410,739)
	$(400,078)	$(486,150)	$(767,546)	$(1,410,739)

Revenues and pre-tax losses attributable to discontinued operations are as follows:

	For the 3 months ending September 30,		For the 9 months ending September 30,
	2007	2006	2007	2006
Revenues	$-	$68,303	$16,520	$239,991
Pre-tax losses	$(66,188)	$(486,150)	$(433,656)	$(1,410,739)

At September 30, 2007 the Company accrued $55,697 of exit costs.  Included in the cost is the present value of its remaining office lease obligation totaling $40,697 and $15,000 severance pay to an employee.  Management does not anticipate incurring any additional exit cost in the future.

Altronics Services, Inc.:

During the third quarter of 2007, the Company made the decision to sell the assets of Altronics back to the original owner because the Company changed its focus in its core business and the Altronics operations no longer fit with the future business plans. On September 28, 2007, the Company and its subsidiaries entered into an Asset Purchase Agreement with Alfred Fleming and The Transaction Acquisition Company LLC (“TAC” and collectively with Mr. Fleming, the “Purchaser”) pursuant to which the Purchaser agreed to purchase substantially all of the assets of Altronics. The purchase price paid to the Company was $100,000 in the form of a promissory note due 35 days from closing (which was received by the Company in October 2007), the assumption of approximately $365,000 in liabilities, the assignment of a note to the Seller in the amount of $100,000 that was initially issued to the Purchaser upon the Company acquiring Altronics, and the return of 250,000 shares of common stock of the Company by the Purchaser. The Note is secured by all of the membership interest in TAC. The closing of the sale of the Assets occurred on September 28, 2007. Since the closing occurred prior to the end of the quarter, there were no assets transferred to held for sale in association with this sale.

The components of the loss on disposal are as follows:

Assets sold to Purchaser:
Cash	$2,865
Accounts receivable	52,546
Inventory	440,914
Machinery and equipment, net	49,230
Intangible assets, net	165,768
Liabilities assumed by Purchaser	(365,231)
Note receivable issued by Purchaser	(100,000)
Note payable assigned to Purchaser	(100,000)
Innova common stock returned by Purchaser	(35,700)

$110,392

Discontinued operations includes the following:

	For the 3 months ending September 30,		For the 9 months ending September 30,
	2007	2006	2007	2006
Loss on disposal	$(110,392)	$-	$(110,392)	$-
Loss on operations	(83,186)	-	(162,457)	-
	$(193,578)	$-	$(272,849)	$-

Revenues and pre-tax losses reclassified to discontinued operations on the accompanying statement of operations are as follows:

	For the 3 months ending September 30,		For the 9 months ending September 30,
	2007	2006	2007	2006
Revenues	$71,088	$-	$168,880	$-
Pre-tax losses	$(83,186)	$-	$(162,457)	$-

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at September 30, 2007:

	Note	Related Parties	Other
Note payable - merger	5(a)	$-	$230,000
Note payable - principal shareholder	5(b)	165,000	-
Notes payable - shareholders	5(c)	141,000	-
Note payable - Viejo Coro	5(d)	50,000	-
Note payable - third party	5(e)	-	45,000
Other notes payable	5(f)	27,500	500
		$383,500	$275,500

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

(b) Note payable - principal shareholder:

In November 2004, a principal shareholder loaned the Company $165,000 to pay down the line of credit with Fifth Third Bank. The note earns interest at 6.75% per annum; principal and interest are due on demand. The note is secured by all of the assets of RWT.

(c) Notes payable - shareholders:

During September through December 2005, the Company entered into short-term debt obligations other than in the ordinary course of business totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. All lenders agreed to extend the due date to December 31, 2007. As of September 30, 2007, $116,000 of these notes had been repaid.

(d) Note payable - Viejo Coro:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with CoroWare, Inc. the Company has recognized a promissory note of $50,000, without interest, due to Viejo Coro and payable in installments of $10,000 per month beginning November 2006. This note is part of the $100,000 cash payment guaranteed under the terms of the Agreement; $30,000 was paid at the closing of the transaction on May 16, 2006 and $20,000 was paid in July 2006. No payments have been made since July 2006 and the note is currently in default. The Company has imputed interest on this note at 10% per annum. Imputed interest at September 30, 2007 was $3,750.

(e) Notes payable - third party:

Note payable to a third party bearing interest at 5%; payable in 9 monthly installments of $5,000; maturing March 2008. This note was used in conjunction with the purchase of 250,000 shares of common stock in a private company being held as an investment and included in other assets. The note holder has a security interest in the stock purchased. The note is currently in default and is accruing default interest at 18% ($2,025 through September 30, 2007).

(f) Other note payable:

Other note payable is comprised of two notes that bear interest at rates ranging from 5-10%. The related party note matured December 31, 2006. The lender agreed to extend the due date to December 31, 2007

NOTE 6 - LONG-TERM DEBT

On April 17, 2002, RWT borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of RWT and by the personal residence and other assets of the Company's Chairman and previous CEO, a principal shareholder and founder of RWT. The balance outstanding at September 30, 2007 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration. During the nine months ended September 30, 2007 all payments were being applied to accrued interest. Accrued interest at September 30, 2007 was approximately $69,000. It is anticipated that during 2007 and 2008 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet.

NOTE 7 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at September 30, 2007:

Carrying value
$2,825,000 financing	$224,340

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

The following redemptions occurred during the nine months ended September 30, 2007, in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of Shares Issued
January 18, 2007	$55,000	509,165
March 1, 2007	475,000	3,766,851
June 27, 2007	25,000	437,827
June 28, 2007	75,000	1,313,485
July 23, 2007	100,000	2,074,689
August 27, 2007	100,000	2,463,054
September 26, 2007	50,000	2,994,012
	$880,000	13,559,083

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

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings for the 3 months ended:

September 30, 2007

Derivative income (expense)	Compound Derivative	Warrant liability	Preferred Stock - Series B	Total
$2,825,000 financing	1,117,908	418,927	-	$1,536,835
Preferred stock - Series B (Note 9)	-	-	27,700	27,700
Total derivative income (expense)				$1,564,535

September 30, 2006

Derivative income (expense)	Compound Derivative	Warrant liability	Preferred Stock - Series B	Total
$2,825,000 financing	(301,313)	(531,700)	-	$(833,013)

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings for the 9 months ended:

September 30, 2007

Derivative income (expense)	Compound Derivative	Warrant liability	Preferred Stock - Series B	Total
$2,825,000 financing	1,261,623	929,647	-	$2,191,270
Preferred stock - Series B (Note 9)	-	-	27,700	27,700
Total derivative income (expense)				$2,218,970

September 30, 2006

Derivative income (expense)	Compound Derivative	Warrant liability	Preferred Stock - Series B	Total
$ 55,000 financing	44,308	-	-	$44,308
$2,825,000 financing	(301,313)	(531,700)	-	(833,013)
Total derivative income (expense)				($ 788,705)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the note to zero. The discount, related deferred finance costs and future interest payments are amortized through periodic charges to interest expense using the effective method. Interest expense relating to such charges during the three months ended September 30, 2007 and 2006 amounted to $85,452 and $104,302, respectively. Interest expense relating to such charges during the nine months ended September 30, 2007 and 2006 amounted to $232,903 and $104,302, respectively.

NOTE 8 - STOCK BASED COMPENSATION

Stock Options:

Compensation cost of $98,531 and $59,436 was recognized during the three months ending September 30, 2007 and 2006, and $319,995 and $662,016 for the nine months ended September 30, 2007 and 2006, respectively, for grants under the stock option plans.

During the third quarter of 2007 there were 8,535,000 options granted to employees at $0.04. These options vest evenly over a three year period from date of grant and they expire ten years after the grant date. The options had a fair value of $145,095 on the grant date. During the third quarter of 2007, 6,780,000 options were forfeited by employees upon termination. Of the amount forfeited, 2,553,000 was part of the options granted in the third quarter.

In addition, during the third quarter of 2007 2,088,000 options were re-priced to $0.04 from original exercise prices ranging from $0.17 -$0.18. The effect of the re-pricing was a charge to additional paid in capital of $3,964.

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption ranging from 67.93% to 77.08%, risk-free rates ranging from 4.41% to 4.79% and the related term of the share-based payments of ten years. In determining fair value of share-based payments as of September 30, 2007, management has estimated a forfeiture rate of 5%.

The following table summarizes stock option and warrant activity:

Outstanding, December 31, 2006	15,887,676
Granted	17,932,725
Cancelled	(7,290,000)
Exercised	-
Outstanding, September 30, 2007	26,530,401

NOTE 9 - OTHER STOCKHOLDERS’ EQUITY

Issuances of common stock:

There were no issuances of common stock for services during the quarter ended September 30, 2007.

Preferred stock:

Based upon the Company’s evaluation of the terms and conditions of the Preferred Stock, the Company concluded that its features were more akin to a debt instrument than an equity instrument, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Company’s evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price, and it further did not meet the conditions for equity classification. Therefore, the Company is required to bifurcate the embedded conversion feature and carry it as a liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Preferred Stock of $230,832 as of September 30, 2007. This amount is included in Derivative Liabilities on the Company’s balance sheet. Fair value adjustments of $27,700 were charged to derivative income for the three and nine months ended September 30, 2007.

Outstanding warrants:

As of September 30, 2007, we had the following warrants outstanding:

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
				16,267,852

(a) These warrants were initially recorded in equity. The fair value of these warrants ($260,709) was reclassified to liabilities during the second quarter of 2007 when the share price of the Company’s common stock fell below the conversion price on the Company’s Series B Convertible Preferred stock. It was determined at this time that the Company lost the ability to net-share settle all of its obligations. The fair value of the warrants was determined using the Black-Scholes-Merton valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Fair value adjustments of $86,277 were charged to derivative income for the three months ended September 30, 2007.

NOTE 10 - OTHER EVENTS

On February 23, 2007, RWT entered into a Settlement Agreement (the “Settlement Agreement”) dated as of February 20, 2007 with ABB, Inc. and ABB Automation Technologies AB (collectively, “ABB”) in which ABB agreed to make a settlement payment to RWT in the amount of $2,925,000 no later than March 2, 2007 in exchange for RWT filing a Stipulation of Dismissal with the Court to dismiss the Action with prejudice. In addition, the parties agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. The settlement is recorded in other income. Attorney and other related fees of approximately $1,063,000 related to the settlement are recorded in Selling, General & Administrative expenses on the accompanying statement of operations.

NOTE 11 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the nine months ended September 30, 2007 and 2006 of $1,584,475 and $5,287,258, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

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

NOTE 12 - SUBSEQUENT EVENTS

Horne note payable:

On October 19, 2007, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Jerry Horne, a principal shareholder of the Company (the “Holder”), who previously loaned to the Company an aggregate sum, including interest accrued, of $297,853 pursuant to various notes (the “Notes”). The first Note was dated November 1, 2004 for $165,000 at an annual interest rate of 6.75%; the second Note was dated September 22, 2005 for $50,000 at an annual interest rate of 10%; and the third Note was dated November 28, 2005 for $50,000 at an annual interest rate of 10%. During 2006 $20,000 of accrued interest was paid. Pursuant to the Conversion Agreement, the Company and the Holder agreed that upon conversion of the Notes in full and the issuance by the Company of 14,892,650 shares of restricted common stock and warrants (the “Warrants”) to purchase 14,892,650 shares of common stock, the Company shall be forever released from all of its obligations and liabilities under the Notes and the Holder shall release its security interest thereunder. The Warrants have an exercise price of $0.04 and expire on October 19, 2012.

Series C convertible preferred stock:

The Company has negotiated a new private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate of 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $.06 per share and which expire five (5) years from the conversion date. At the date of this filing, the Company has raised $36,000 under this financing.

Convertible debenture:

On October 25, 2007, the Company consummated a Securities Purchase Agreement dated October 25, 2007 with Yorkville Advisors, LLC (“Yorkville”) providing for the sale by the Company to Yorkville of its 12% secured convertible debentures in the aggregate principal amount of $600,000, net of deferred financing costs of $75,000 which was advanced on November 2, 2007.

The Debentures mature on the second anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at the lower of $.02 or 85% of the lowest closing bid price of the Company’s common stock for the 30 trading days immediately preceding the conversion date. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiaries.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 20% redemption premium provided there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures. In the event that the Issuer exercises its right of redemption for either all or a portion of the outstanding Debentures, the Investor shall receive a warrant to purchase 35,000 shares of Common Stock for every $100,000 redeemed. The warrant will be exercisable at $.025 and will have “piggy-back” registration rights and survive for two years from their issuance date.

The Company will use its best efforts to ensure that a registration statement is declared effective within 120 calendar days from the date requested by Yorkville. In the event the registration statement is not declared effective within 120 calendar days, then the Company shall pay to the Investor a cash amount within 3 business days of the end of the month equal to 2% per month of the outstanding principal balance of the Debenture as liquidated damages.

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

General

We were formed in 1992 as a supplier to the information technology business. On January 31, 2003, we completed a reverse acquisition into SRM Networks, an Internet service provider, in which we were deemed the "accounting acquirer". We discontinued SRM Network's Internet business. In connection with the transaction, SRM Networks, Inc. changed its name to Hy-Tech Technology Group, Inc.

On August 25, 2004, we completed a reverse merger into Robotic Workspace Technologies, Inc., a robotics software technology provider, in which RWT was deemed the "accounting acquirer." Simultaneously, we discontinued our computer systems sales and services business. In connection with these transactions, Hy-Tech Technology Group, Inc. changed its name to Innova Holdings, Inc. On May 16, 2006, we completed the purchase of all of the assets of CoroWare, Inc. pursuant to a certain Asset Purchase Agreement we and CoroWare entered into with Coroware Technologies, Inc., a wholly owned subsidiary of our company dated as of May 12, 2006. Under the terms of the Asset Purchase Agreement, we purchased, and CoroWare sold, all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers. On June 16, 2006, we entered into a Strategic Alliance Agreement with Mesa Robotics, Inc., a robotics company with unmanned mobile robotic ground vehicles. We never entered a definitive agreement with Mesa and have ceased discussions regarding the development of this business line. In March 2007 we purchased the stock of Altronics Service, Inc. During the third quarter of 2007 we discontinued the manufacturing of the RWT industrial robotic controller and refocused that business with the intent to obtain licenses for the RWT robotic motion control patents, and we sold the assets of Altronics. Both of these decisions were made in association with the Company’s new strategic focus - software and software professional services with a strong focus on Information Technology integration and Robotics integration.

We are a software and software professional services company with a strong focus on Information Technology integration and Robotics integration that delivers professional services, solutions and products that benefit customers in the software development, education, aerospace, and automotive industry sectors.  Our plan of operations is to sell our services, solutions, products and licensable technologies to meet our customers’ needs. In addition, we will identify, develop and acquire technology that we believe is or will become a market leader and to create opportunities to leverage our software into value-added service, solutions and products when combined with other software solutions offered by us.

Plan of Operation

During the remainder of the year, we expect to aggressively market and sell our software and software professional services with particular emphasis on Information Technology integration and Robotics integration, and to continue our licensing efforts for the three intellectual property patents of RWT. Also, we will continue to implement our aggressive strategic plan related to the creation of awareness of our products, and to communicate the value of our solutions to the aerospace, industrial, military, educational, research and other robotic markets. During the third quarter of 2007 we discontinued the manufacturing of the RWT industrial robotic controller and refocused that business on obtaining licenses for the RWT robotic motion control patents.

We have determined a strategic plan for growing the business beyond organic growth. This growth strategy revolves around making strategic acquisitions that will enhance the solutions offerings of the various operating units of the business, and in particular, to add acquisitions in the software and technical services markets to support our other solutions offerings.

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

The Company recognized revenue for its Universal Robot Controller when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed or determinable and collectibility was probable. Product sales are recognized by the Company generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

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

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the Cornell Capital Partners, L.P. (“Cornell”) financings, (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements, and (iii) the fair value of derivative features associated with the preferred stock financing. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassified from stockholders’ equity when net-share settlement was no longer within the Company’s control.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006:

During the three-month period ended September 30, 2007 (the "2007 Period") revenues were $1,056,456 compared to revenues of $255,717 during the three-month period ended September 30, 2006 (the "2006 Period"). The 2007 revenue is entirely from CoroWare. Gross profit on these 2007 revenues amounted to $134,970 compared to $17,513 for the 2006 revenues.

Cost of goods sold was $921,486 and $238,204 for the three months ended September 30, 2007 and 2006, respectively. Cost of goods sold represents primarily labor and labor-related costs in addition to overhead costs.

Operating expenses were $1,037,433 during the 2007 period compared to $1,374,743 during the 2006 Period. Operating expenses were higher in the 2006 period due primarily to higher selling, general & administrative expenses of approximately $385,000. The 2006 balance included charges for stock issued for services of approximately $401,000. There were no such charges in the 2007 period.

Discontinued operations for the 2007 period were $593,656 compared to $486,150 for the 2006 period. The 2007 figure includes operating losses for RWT of $10,491, impairment losses on RWT assets of $333,890, accrued exit costs on RWT of $55,697, operating losses for Altronics of $83,186 and a loss on disposition of Altronics’ assets of $110,392. The 2006 figure includes only the loss on operations of RWT of $486,150. Altronics was not included in the 2006 period because it was not a subsidiary in 2006. Comparison of the operating losses for RWT for the 2007 period to the 2006 period ($10,491 vs. $486,150) shows a decrease in revenue of $68,303, a corresponding decrease in cost of revenues of $69,908, a reduction in selling, general & administrative expenses of $367,142, a reduction of outside service fees of $61,925 and a reduction of legal fees of $37,750. All of these fluctuations were the result of a scale back of operations prior to the decision to discontinue production of the Universal Robot Controller.

Net loss for the 2007 Period was $367,614 compared to a net loss of $2,977,488 for the 2006 Period. The decrease is due primarily to derivative income of $1,564,535 recorded in the 2007 period compared to a derivative loss of $766,290 recorded in the 2006 period. The derivative income in the 2007 period resulted from a reduction in the derivative liability which is inversely proportional to the Company’s stock price. The derivative loss in the 2006 period resulted from the initial recording of the $2,825,000 Cornell convertible debenture financing in July 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006:

During the nine-month period ended September 30, 2007 (the "2007 Period") revenues were $2,901,631 compared to revenues of $610,500 during the nine-month period ended September 30, 2006 (the "2006 Period"). The 2007 revenue is entirely from CoroWare. Gross profit on these 2007 revenues amounted to $620,840 compared to $112,587 for the 2006 revenues.

Cost of goods sold was $2,280,791 and $497,913 for the nine months ended September 30, 2007 and 2006, respectively. Cost of goods sold represents primarily labor and labor-related costs in addition to overhead costs.

Operating expenses were $4,606,779 during the 2007 period compared to $2,610,532 during the 2006 Period. The increase in operating expenses primarily resulted from increased employee compensation of approximately $105,000, which resulted from the inclusion of CoroWare personnel as well as additional personnel hired by the Company, a reduction in stock option expense of approximately $342,000, an increase in outside service fees of approximately $759,000, an increase in professional fees of approximately $83,000, an increase in legal fees of $940,000 associated with the settlement of a lawsuit during the first quarter of 2007 and an increase in depreciation and amortization of approximately $108,000 due to the amortization of the non-compete agreement and customer lists recorded in conjunction with the purchase of CoroWare.

Discontinued operations for the 2007 period were $1,040,395 compared to $1,410,739 for the 2006 period. The 2007 figure includes operating losses for RWT of $377,959, impairment losses on RWT assets of $333,890, accrued exit costs on RWT of $55,697, operating losses for Altronics for the period March 16 through September 30, 2007 of $162,457 and a loss on disposition of Altronics’ assets of $110,392. The 2006 figure includes only the loss on operations of RWT of $1,410,739. Altronics was not included in the 2006 period because it was not a subsidiary in 2006. Comparison of the operating losses for RWT for the 2007 period to the 2006 period ($377,959 vs. $1,410,739) shows a decrease in revenue of $223,471, a corresponding decrease in cost of revenues of $182,579, a reduction in selling, general & administrative expenses of $859,074, a reduction of outside service fees of $152,075 and a reduction of legal fees of $114,248. All of these fluctuations were the result of a scale back of operations prior to the decision to discontinue production of the Universal Robot Controller.

Net loss for the 2007 Period was $1,584,475 compared to a net loss of $5,287,258 for the 2006 Period. The decrease is due primarily to approximately $2,925,000 of other income associated with the settlement of a lawsuit and derivative income of $2,218,970 offset by a loss on the conversion of the Company’s convertible debt of approximately $1,385,343.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had current assets of $198,945 and current liabilities of $3,924,123. At September 30, 2007, we had negative working capital of $3,725,178 and an accumulated deficit of $16,699,678.

The Company will continue to seek funds through private placements as well as debt financing. The Company will also continue to investigate alternative sources of financing. As discussed in Note 7 above, on July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000 of which $1,250,000 was advanced immediately, $575,000 was advanced on the date of the filing of the registration statement by the Company with the Securities and Exchange Commission, and $1,000,000 was advanced three business days after the date the registration statement was declared effective by the Commission.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation: Effective January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three and nine months ended September 30, 2007 reflect the impact of SFAS 123R. For the three and nine months ended September 30, 2007, we recorded employee stock-based compensation expense of $58,100 and $236,059, respectively. For the three and nine months ended September 30, 2006, we recorded employee stock-based compensation expense of $59,436. and $643,738, respectively.

ITEM 3. CONTROLS AND PROCEDURES

a) Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, no shares of the Company’s Series B preferred stock were converted into shares of the Company’s common stock.

On October 13, 2007, as a condition to a Securities Purchase Agreement entered into by the Company and Yorkville Advisors LLC (f/k/a Cornell Capital Partners L.P.) on October 25, 2007, Eugene Gartlan (Chief Executive Officer and Director), Lloyd Spencer (Director), and Linda Robison (Counsel) purchased 36,000 Units, with each unit consisting of one share of Series C Convertible Preferred Stock, at a price of $1.00 per share as well as stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $.06 per share and which expires five years from the conversion date. In connection with the issuance, a Certificate of Designation was filed with the Florida Secretary of State.

On October 19, 2007, we entered into a Conversion Agreement (the "Conversion Agreement") with Jerry Horne, a principal shareholder of the Company (the "Holder"), who previously loaned to the Company an aggregate sum, including interest accrued, of $297,853 pursuant to various notes (the "Notes"). The first Note was dated November 1, 2004 for $165,000 at an annual interest rate of 6.75%; the second Note was dated September 22, 2005 for $50,000 at an annual interest rate of 10%; and the third Note was dated November 28, 2005 for $50,000 at an annual interest rate of 10%. During 2006 $20,000 of accrued interest was paid. Pursuant to the Conversion Agreement, the Company and the Holder agreed that upon conversion of the Notes in full and the issuance by the Company of 14,892,650 shares of restricted common stock and warrants (the "Warrants") to purchase 14,892,650 shares of common stock, the Company shall be forever released from all of its obligations and liabilities under the Notes and the Holder shall release its security interest thereunder. The Warrants have an exercise price of $0.04 and expire on October 19, 2012.

On October 25, 2007, we entered into a Securities Purchase Agreement with Yorkville Advisors LLC (the “Investor”) providing for the sale by the Company to the Investors of (i) 12% Secured Convertible Debentures in the aggregate principal amount of $600,000 (the “Debentures”) due on October 25, 2009 (the “Repayment Date”) and (ii) common stock purchase warrants (the “Warrants”) issuable if the Debentures are redeemed.

The Debentures are convertible into shares of the Company’s common stock at the lesser of (1) $0.02 or eighty five percent (85%) of the lowest closing bid price, as quoted by Bloomberg LP, of the Company’s common stock for thirty (30) trading days immediately preceding a conversion date.

We will have the right to redeem any or all of the amounts outstanding under the Debentures with 3 trading days advance written notice to the Investor. The redemption price will be equal to 120% of face value. In the event that we exercise our right of redemption for either all or a portion of the outstanding Debentures, the Investor shall receive a warrant to purchase 35,000 shares of Common Stock for every $100,000 redeemed at an exercise price of $0.025.

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

31.1     Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2     Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2     Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2007.

INNOVA ROBOTICS & AUTOMATION, INC.

/s/ Eugene V. Gartlan
Eugene V. Gartlan
Chief Executive Officer (Principal Executive Officer)

/s/ Eugene V. Gartlan
Eugene V. Gartlan
Chief Financial Officer (Principal Accounting and Financial Officer)