Form 10KSB
period 2007-12-31
Innova Robotics & Automation, Inc.
filed 2008-04-15
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF

1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

INNOVA ROBOTICS & AUTOMATION, INC.

 (EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

4074 148th Avenue NE

Redmond, WA  98052

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(800) 641-2676

(ISSUERREGISTRANT TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

INNOVA HOLDINGS, INC.

(FORMER NAME OR FORMER ADDRESS, IF CHANGED FROM LAST REPORT)

Securities registered pursuant to Section 12(b) of the Act: None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001

(TITLE OF CLASS)

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $3,866,869.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the average bid and asked price of common equity reported on the OTC-Bulletin Board on March 31, 2007 was $93,133.

As of March 31, 2008 there were 158,519,667  shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one): ☐ Yes ☒ No

INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

1

ITEM 2. DESCRIPTION OF PROPERTY

4

ITEM 3. LEGAL PROCEEDINGS

4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

4

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

7

ITEM 7 FINANCIAL STATEMENTS

13

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

 ACCOUNTING AND FINANCIAL DISCLOSURES

13

ITEM 8A. CONTROLS AND PROCEDURES

14

ITEM 8B OTHER INFORMATION

15

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

16

ITEM 10 EXECUTIVE COMPENSATION

19

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

24

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

ITEM 13. EXHIBITS.

26

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

SIGNATURES

31

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Innova Robotics & Automation,” “Innova,” “the Company,” “we,” “us,” and “our” and, where applicable, “Coroware” refer to Innova Robotics & Automation, Inc.

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our  Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). The Company makes available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically file such materials with or furnish them to the SEC. Our website address is www.innovaroboticsautomation.com. You can also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

The Company undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Innova Robotics and Automation Inc (“the Company”) is a software and software professional services company with a strong focus on Information Technology integration and Robotics that delivers professional services, solutions and products that benefit customers in the software development, information technology, education, Homeland Security, military defense and automotive industry sectors. The Company has four subsidiaries:  CoroWare Technologies, Inc., Innova Robotics, Inc, Robotics Software Services, Inc., and Robotic Workspace Technologies, Inc., three of which had operations in 2006 and 2007. The operating plan of the Company is to focus on its subsidiary CoroWare Technologies, Inc.  CoroWare delivers high value services and innovative solutions that maximize technology investments and achieve customer goals.

During 2006 and 2007 the Company’s subsidiary Innova Robotics Inc. had no business operations, no revenues, no assets, no liabilities and no expenditures; however it still remains a wholly owned subsidiary of the Company.  The CoroWare subsidiary has consolidated and assumed all of the Company’s and its other subsidiaries (“Innova”) development and engineering initiatives. The Company also purchased then subsequently sold the assets subject to its liabilities of Altronics Service, Inc. Robotic Workspace Technologies (RWT) ceased all operations including manufacturing, sales and service of the Universal Robot Controllers. The Company intends to license RWT’s robotic control technology patents to original equipment manufacturers (OEMs), software development companies, and other interested parties.

The three subsidiaries which operated in 2006 and 2007 are described below.

COROWARE TECHNOLOGIES, INC.

CoroWare is a software professional services company with a strong focus on Information Technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

CoroWare’s expertise includes the deployment and integration of computing platforms and applications, as well as the development of unmanned vehicle software and solutions for customers in the research, commercial, and homeland security market segments.  CoroWare shall continue to offer its high value software systems development and integration services that complement the growing trend in outsourced software development services in Asia, Latin America and Eastern Europe. In addition, CoroWare is investigating the potential of offering software solutions that complement its High Value Software Systems Development and Integration Services, especially in the areas of Interactive Multimedia Tools and Innovation Collaboration Portals.

CoroWare is comprised of three principal solutions delivery groups:

•

Microsoft Practice

•

Enterprise Business Solutions

•

Robotics and Automation

Microsoft Practice

As a member of the Microsoft® Vendor Program (MSVP) and Microsoft Partner Solution Center (MPSC), CoroWare provides release management, software systems development, and product integration services that help Microsoft employees and departments deliver high quality products, solutions and services. For example, CoroWare has been working closely with the Microsoft Customer Care Framework (CCF), helping the solutions team deliver a premium solution for worldwide deployment. CoroWare’s expertise in release management, product licensing, and marketing coordination have helped Microsoft expedite the development and market availability of Microsoft Customer Care Framework.

Release and Project Management

CoroWare's program managers are experts in Microsoft's product and solution development tools and processes. CoroWare uses that experience to create product specifications, develop project plans, and perform security and release management audits – with the objective of helping Microsoft deliver its solutions and products efficiently, affordably and on schedule.  CoroWare's senior consultants design complex testing and demonstration environments using the latest Microsoft virtualization technology, ensuring rapid, scalable and low-fault deployments.

Technology Adoption Lab Management

CoroWare's team of experienced hardware and software deployment engineers architect, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CoroWare engineers work side-by-side with Microsoft employees and partners to ensure that they can deploy and test applications on pre-release and newly released Microsoft platforms. CoroWare employees currently offer these services in two Microsoft data centers and labs.

Interactive Multimedia Solutions

CoroWare possesses the tools and experience to produce highly customizable electronic publications, providing Microsoft and other companies the opportunity to collect and publish electronic information in compelling, media-rich formats.

Enterprise Business Solutions

Service Oriented Business Applications (SOBA)

CoroWare’s software and systems engineering staff has many years experience with the development and deployment of application software that is based on XML web services and service-oriented architecture. According to International Data Corporation (IDC) the SOA market segment will continue to exhibit considerable growth with a CAGR (Compound Annual Growth Rate) of 75 percent from 2004 to 2009, reaching nearly $9 billion by 2009.

Knowledge Management and Collaboration Portals

By implementing proven workflow strategies, CoroWare delivers knowledge management solutions that maximize user experience and provide the foundation for effective organization and collaboration. According to IDC collaboration software revenue is forecasted to reach value of $2.0 billion in FY 08.

Solution Delivery

CoroWare is focused on delivering solutions around a key set of Microsoft products. CoroWare offers solutions, envisioning, design, development and testing services through architects and developers who are experienced in a range of Microsoft solutions and technologies.

Robotics and Automation

Professional Services

CoroWare is focused on the global market for service robots and offers its robotic integration expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. The Company believes CoroWare is uniquely positioned with its knowledge of robotics simulation, Microsoft Robotics Studio, software systems development, and hardware and software integration services to help its customers deliver innovative product and solutions. For example, CoroWare has been working on projects that help customers simulate and develop complex robots based on Microsoft Robotic Studio.

Solutions and Products

In May 2007, CoroWare began shipping the CoroBot, an affordable and flexible mobile robot for researchers, hobbyists and developers in the industrial and service robot segments. Some university customers are deploying CoroBots for use in various lab activities, including the development of swarm robotics applications designed to leverage groups of robots to complete complex tasks.

CoroWare designed the CoroBot to meet the need for affordable and flexible mobile robot platforms within the academic and commercial mobile robotics research and development community. Based on customer feedback, CoroWare believes that the availability of pre-installed Microsoft Robotics Studio® services will be viewed as a major advantage for users.

ROBOTIC WORKSPACE TECHNOLOGIES, INC.

During the third quarter of 2007 RWT ceased all operations including manufacturing, sales and service of the Universal Robot Controllers (URC). The Company intends to license RWT’s robotic control technology patents to original equipment manufacturers, software development companies, and other interested parties. At this moment, there is no guarantee that a market exists for selling licenses for these pioneer patents.

Trademarks and Patents

RWT holds three pioneer patents issued by the United States Patent and Trademark Office that cover all applications pertaining to the interface of a general use computer and the mobility of robots, regardless of specific applications. During the third quarter of 2007 the Company discontinued the manufacturing of the URC and refocused that business on obtaining licenses for the RWT robotic motion control patents.

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

Third Patent number 6,922,611 – awarded July 26, 2005 - Reflects the company’s continuing R&D efforts in open-architecture PC control technology spearheaded by RWT. Each of the Company’s patents pertains to RWT’s versatile PC control system suitable for controlling robots of various electromechanical configurations, other automation equipment, and its common programmer/operator interface.

ROBOTICS SOFTWARE SERVICES, INC.

During 2007 the Company purchased Altronics Service, Inc., then, subsequently, sold the assets subject to its liabilities. At the time of the sale the Company changed the name to Robotics Software Services Inc. which is not an operating company; however, it remains a wholly owned subsidiary of the Company.

On March 16, 2007, RWT, completed the purchase of all of the issued and outstanding shares of common stock of Altronics Service, Inc. (“Altronics”) pursuant to a certain Stock Purchase Agreement which RWT entered into with Alfred Fleming and Andrea Fleming, being all of the shareholders of Altronics. In September 2007, the assets of Altronics Service was sold in exchange for $100,000 in the form of a promissory note payable within 35 days secured by the assets of the buyer, the buyer’s assumption of liabilities totaling $365,000, the forgiveness of a promissory note for $100,000 payable by Innova to the buyer, and the assignment of 250,000 shares of the Company’s restricted Common Stock for cancellation.

Altronics specialized in retrofitting, repairing and servicing Westinghouse, Flexmate and Automation Intelligence equipment.  In September 2007, the Company decided that Altronics was not part of the core business activities of the Company since the Company was focusing primarily on software and software professional services. Accordingly, on September 28, 2007, the Company and its subsidiaries entered into an Asset Purchase Agreement (the “Agreement”) with Alfred Fleming and The Transaction Acquisition Company, LLC. The purchase price paid to the Company was $100,000 plus assumption of liabilities. Except for an employment agreement between Altronics and Mr. Fleming which was terminated as a result of his resignation at closing of the sale of the assets, no material relationship exists between the Company and the Purchaser and/or its affiliates, directors, officers or any associate of an officer or director.

Employees

As of March 31, 2008, the Company had a total of thirty seven (37) full time employees and several independent contractors providing services. None of our employees are covered by the by collective bargaining agreements. The Company believes that its relations with its employees are good. Included in our employee count are employees of its CoroWare subsidiary which had a total of thirty five (35) full time employees and two hourly employees. CoroWare also had several independent contractors providing services.

ITEM 2. DESCRIPTION OF PROPERTY

On May 5, 2006 the Company leased 1,400 square feet of space at 4074 148th Avenue, Redmond, Washington, which is the primary location for CoroWare and the mailing address for the company. The lease was with the Yett Family Partnership, LP, with monthly payments of $1,944 through May 31, 2007.  The Company subsequently entered into a lease with PS Business Park at the same location beginning on June 1, 2007 for a period of three (3) years. The rent is currently $1,944. The rent will increase annually by 3%. The space is used for CoroWare’s Robotics Automation division office and warehouse space for its employees.

On July 10, 2007 the Company leased 1,800 square feet of space at 4056 148th Avenue, Redmond, Washington, which serves as CoroWare’s corporate and sales offices.  The lease is with PS Business Park for a period of five (5) years. The rent is 1,997 per month and will increase annually by 3%.

Rental expense for the operating leases for the years ending December 31, 2007 and December 31, 2006 was $96,798 and $90,383, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any pending legal proceeding that will have a material adverse affect on its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders

The Company is  a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock

Since February 2002, the Company has been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for its common stock were published on the OTC Bulletin Board under the trading symbol "SRMW" until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became HYTT. In August 2004, the Company merged with RWT and as a result of the merger, the Company’s name was changed to Innova Holdings, Inc. and the Company’s trading symbol was changed to IVHG. In November 2006 the name of the Company was changed to Innova Robotics & Automation, Inc. and the trading symbol was changed to INRA.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales price of our Common Stock as reported on the NASD Over-the-Counter Bulletin Board for each quarterly period during fiscal year ended December 31, 2007 and December 31, 2006.

COMMON STOCK
Year Ended December 31, 2007	High	Low
First Quarter	$0.310	$0.100
Second Quarter	$0.130	$0.056
Third Quarter	$0.080	$0.017
Fourth Quarter	$0.025	$0.007

Year Ended December 31, 2006
First Quarter	$0.241	$0.065
Second Quarter	$0.450	$0.110
Third Quarter	$0.330	$0.120
Fourth Quarter	$0.300	$0.135

There are approximately 2,190 record holders of our common stock as of March 31, 2008.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2007 the Company has issued and has outstanding 200,000 shares of Series B Preferred Stock all of which earns a 5% dividend, payable in either cash or common stock of the Company. Also, the Company has sold $35,000 of a Series C Preferred Stock which earns a 5% dividend, payable in either cash or common stock.  Such dividends on these Preferred Stocks will be paid before any dividends on common stock. The Board of Directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. As of December 31, 2007, $20,934.38 of Series B Preferred dividends had been converted into common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table set forth the information as of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Stock Plans

As of December 31, 2007, the Company had one stock compensation plan which provided for the issuance of 1,000,000 shares to employees of the Company or its subsidiaries. As of December 31, 2007, 24,534 shares were available for issuance.

Stock Options

As of December 31, 2007 the Company had one Stock Option Plan known as the 2005 Stock Option Plan, which was approved by the stockholders of the Company on November 3, 2006. The 2005 Stock Option Plan authorized the issuance of 20,000,000 shares of common stock. The Board of Directors on December 31, 2007 cancelled 7,910,000 options for 7,910,000 shares previously granted to Innova and CoroWare current employees prior to that date which were exercisable at various prices and issued 7,910,000 options to these employees at the closing price as of December  31, 2007 or $.01.  The number of options issued and outstanding under the 2005 plan on December 31, 2007 is 16,855,862.

In addition to the options issued under the 2005 Stock Option Plan, 133,000, as adjusted for the reverse stock split, options to purchase restricted stock at a purchase price of $.17 per share were issued to Agora Investor Relations Corp. for services rendered to the Company.

There are a total 17,973,332 issued and outstanding options to purchase common stock of Innova Robotics and Automation, Inc. as of March 23, 2008 under the 2005 Stock Option and there remain 2,026,668 options under the 2005 Option Plan available for issuance. The 133,000 options issued to Agora remain outstanding.

In addition to the 2005 Stock Option Plan, the Company has 2003 and 2004 Stock Option Plans. There are no outstanding or exercisable options under either of these plans and the Company does not intend to issue options under either of these plans.

Penny Stock Regulation

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission (SEC) that regulate broker-dealer practices in connection with transactions in "penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•

a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•

 a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•

a toll-free telephone number for inquiries on disciplinary actions;

•

definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•

such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•

the bid and offer quotations for the penny stock;

•

the compensation of the broker-dealer and its salesperson in the transaction;

•

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary and Forward Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this prospectus and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of its stock price;

(b) potential fluctuation in quarterly results;

(c) its failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for its products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties; or

(i) insufficient revenues to cover operating costs.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market its products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the our businesses.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by us in 2007 and any Current Reports on Form 8-K filed by us.

OVERVIEW

On August 25, 2004, the Company completed a reverse merger into Robotic Workspace Technologies, Inc. (“RWT”), a robotics software technology provider, in which RWT was deemed the "accounting acquirer." On May 16, 2006, the Company completed the purchase of all of the assets of CoroWare, Inc. pursuant to a certain Asset Purchase Agreement we and CoroWare entered into with Coroware Technologies, Inc., a wholly owned subsidiary of our company dated as of May 12, 2006. Under the terms of the Asset Purchase Agreement, the Company purchased, and CoroWare sold, all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers. On June 16, 2006, we entered into a Strategic Alliance Agreement with Mesa Robotics, Inc., a robotics company with unmanned mobile robotic ground vehicles. We never entered a definitive agreement with Mesa and have ceased discussions regarding the development of this business line. During the third quarter of 2007 we discontinued the manufacturing of the RWT industrial robotic controller and refocused that business on obtaining licenses for the RWT robotic motion control patents.

During 2006 and 2007 the Company’s subsidiary Innova Robotics Inc. had no business operations, no revenues, no assets, no liabilities and no expenditures; however, it continues to be a subsidiary of the Company. The CoroWare subsidiary has consolidated and assumed all of the Company’s and its other subsidiaries development and engineering initiatives. The Company also purchased then subsequently sold the assets subject to its liabilities of Altronics Service, Inc. Robotic Workspace Technologies (RWT) ceased all operations including manufacturing, sales and service of the Universal Robot Controllers. The Company intends to license RWT’s robotic control technology patents to original equipment manufacturers (OEMs), software development companies, and other interested parties.

CRITICAL ACCOUNTING POLICIES

General

The consolidated financial statements and notes included in our quarterly and annual financial statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. We believe these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB filed with the Securities and Exchange Commission.

Revenue Recognition

We derive our software system integration services revenue from short-duration, time and material contracts. Generally, such contracts provide for an hourly-rate and a stipulated maximum fee. Revenue is recorded only on executed arrangements as time is incurred on the project and as materials, which are insignificant to the total contract value, are expended. Revenue is not recognized in cases where customer acceptance of the work product is necessary, unless sufficient work has been performed to ascertain that the performance specifications are being met and the customer acknowledges that such performance specifications are being met. We periodically review contractual performance and estimates future performance requirements. Losses on contracts are recorded when estimable. No contractual losses were identified during the periods presented.

We recognize revenue for our software and software professional services as well as patents on motion control when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Product sales are recognized by us generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

We account for arrangements that contain multiple elements in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the underlying elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on future delivery of products or services or subject to customer-specified return of refund privileges.

We recognize revenue from the sale of manufacturer’s maintenance and extended warranty contracts in accordance with EITF 99-19 net of its costs of purchasing the related contracts.

Accounting for Stock-Based Compensation

In accordance with SFAS 123(R), we have implemented the modified prospective method which recognizes compensation expense at previously determined fair values for all unvested awards granted to employees prior to the effective date of adoption and fair value for all new share-based payments made after adoption.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on past experience, current factors, and management's judgment about collectability. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the Cornell Capital Partners, L.P. (“Cornell”) financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassified from stockholders’ equity when net-share settlement was no longer within our control.

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

Plan of Operation

Looking forward, the Company through its CoroWare subsidiary is well positioned to continue strong growth into Fiscal Year 2008.  CoroWare will continue to expand its Microsoft Practice and Robotics and Automation Practice, and will further grow its Enterprise Solutions Practice largely due to the launch of CoroWare’s Near-shore Outsourcing Practice.

CoroWare intends to grow its Microsoft Practice by delivering release management, lab management and program management professional services to product, solutions and field sales groups across Microsoft.  The Company anticipates growth in this business segment as it scales up its consulting team and recruiting initiatives.

Delivering Service Oriented Architecture (SOA) and Collaboration Portal solutions represents high growth business areas for CoroWare over the next 3 years.  According to a 2007 Survey conducted by Gartner, Inc., CIOs ranked collaboration technologies and service oriented architectures in their top 10 list of technology priorities.  According to International Data Corporation, collaboration software revenue is forecasted to reach value of $2.0 billion in FY 08. Also according to IDC, the SOA market segment will continue to exhibit considerable growth with a CAGR of 75% from 2004 to 2009, reaching nearly $9 billion by 2009. CoroWare is well positioned to take advantage of this growth by using its on-shore consulting and near-shore outsourcing teams to offer its services to Microsoft and enterprise customers across North America.

CoroWare’s Near-Shore Outsourcing group offers its customers the option of dedicating their internal resources to other purposes while maintaining control of outsourced offshore projects during standard business hours, and provides an attractive and equally affordable alternative to other outsourcing vendors in India and China.  CoroWare’s Near-Shore Outsourcing group comprises architects, developers and testers with experience in Microsoft Solutions Framework, software application development, software application integration, interactive web site development (including Microsoft Silverlight), service oriented architecture (SOA), collaboration portal development, IT infrastructure, and Quality Assurance.

The Robotics and Automation group expects to accomplish its rapid growth by continuing to offer expert systems development services that address robotic simulation, Microsoft Robotics Studio and embedded systems development opportunities, and by addressing the rapidly expanding mobile robot marketplace through the introduction of hardware and software products that are built upon and compatible with Microsoft Robotics Studio.

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

The Company has begun to implement a more comprehensive investor relations plan to communicate more effectively and actively with its shareholders, and create greater awareness of CoroWare and of CoroWare’s services, solutions and products.

Recent Financing Transactions

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. The lender has agreed to a repayment plan that extends the term to December 31, 2008.

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately and $575,000 was advanced in August concurrent with its filing of the Registration Statement with the Securities and Exchange Commission (SEC).  The last installment of $1,000,000 was advanced on December 7, 2006.

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

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 10% redemption premium plus accrued provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below).  In addition, beginning on the earlier of: (i) the first trading day following the day which the Registration Statement is declared effective by the Commission, or (ii) December 1, 2006, and continuing on the first trading day of each calendar month thereafter, Cornell may require the Company to redeem up to $500,000 of the remaining principal amount of the Debentures per calendar month.  However, Cornell may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested redemptions by either paying cash plus a 10% redemption premium plus accrued interest or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 95% of the lowest daily volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the redemption.

On October 25, 2007, the Company consummated a Securities Purchase Agreement dated October 25, 2007 with Y.A. Global Investments L.L.C. (Yorkville) for the sale by the Company to Yorkville of its 12% secured convertible debentures in the aggregate principal amount of $600,000, net of deferred financing costs of $75,000.

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.02 or 85% of the lowest volume weighted average price for the 30 days preceding the conversion date. The Company may elect to pay in cash plus a conversion premium of 12% plus accrued interest. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 12% redemption premium provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below).  In addition, beginning on the earlier of: (i) the first trading day following the day which the Registration Statement is declared effective by the Commission, or (ii) December 1, 2006, and continuing on the first trading day of each calendar month thereafter, Yorkville may require the Company to redeem up to $500,000 of the remaining principal amount of the Debentures per calendar month.  However, Yorkville may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested redemptions by either paying cash or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 95% of the lowest daily volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the redemption.  If the Company elects to pay a requested redemption in cash, Yorkville will receive warrants to purchase 35,000 shares of common stock with an exercise price of $0.025 per share for each $100,000 redeemed.

On March 20, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Yorkville Advisors providing for the sale by the Company to Yorkville of (i) 14% Secured Convertible Debentures in the aggregate principal amount of $300,000 (the “Debentures”) due on March 20, 2010 (the “Repayment Date”) and (ii) warrants to purchase 10,000,000 shares of common stock (the “Warrants”). Terms defined will have the same meaning as in the Purchase Agreement or the Debenture.

The Debentures are convertible into shares of the Company’s common stock at $0.02. On each Installment Date, the Company shall pay to Yorkville an amount equal to the lesser of (a) $13,044 and (b) the Principal amount under the Debenture as of such Installment Date. On the Repayment Date, the Company shall pay to the Holder an amount in cash representing all outstanding Principal, accrued and unpaid Interest.

The Warrants to purchase 10,000,000 shares of Common Stock have an exercise price of $0.02 per share. The Warrants have a term of five (5) years and shall be exercised on a cash basis.

Additionally, the Company entered into an amendment agreement (the “Amendment Agreement”) with Yorkville, which amends all outstanding debentures, including (i) Secured Convertible Debenture due July 20, 2009 (#IVHG-2-1) issued on July 20, 2006, as amended in the original principal amount of US$1,250,000, (ii) Secured Convertible Debenture due August 22, 2009 (#IVHG-2-2) issued on August 22, 2006, as amended in the original principal amount of US$575,000. (iii) Secured Convertible Debenture due December 7, 2009, (#IVHG-2-3) issued on December 7, 2006, as amended in the original principal amount of US$1,000,000., and (iv) Secured Convertible Debenture due November 2, 2010, (#INRA-1-1) issued on November 2, 2007, as amended in the original principal amount of US$600,000 (collectively, the “ Prior Debentures”) held by Yorkville with the following:

a.

Interest will accrue on the outstanding principal balance of each of the Prior Debentures at an annual rate equal to fourteen percent (14%) effective as of the date hereof;

b.

The conversion price shall be the lower of .02 or eighty-five percent (85%) of the lowest Volume Weighted Average Price in the thirty (30) trading days prior to the conversion date.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006:

During the year ended December 31, 2007 (the "2007 Period") revenues were $3,866,869 compared to revenues of $1,046,407 during the year ended December 31, 2006 (the "2006 Period"). The 2006 revenues are a result from the inclusion of CoroWare’s results since the closing date of the acquisition, May 16, 2006.  Additionally, Robotic Workspace Technologies, a wholly owned subsidiary of the Company and which discontinued operations in 2007, recorded revenues in the amount of $293,815. Gross profit on these revenues amounted to $60,680.

Cost of goods sold was $3,088,306 and $818,573 for the years ended December 31, 2007 and 2006, respectively.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs. All cost of goods sold for Robotic Workspace Technologies for 2007 and 2006 were reclassified to discontinued operations for financial statement purposes. All sales and cost of goods sold totals for 2007 and 2006 represent the operations of CoroWare.

Operating expenses were $3,989,836 for the year ended December 31, 2007 compared to $3,363,668 during the year ended December 31, 2006. The increase in operating expenses primarily resulted from increased operations for a full year for CoroWare compared to the inclusion of CoroWare since the date of acquisition, May 16, 2006.  Selling, general and administrative expenses amounted to $2,252,048 during the year ended December 31, 2007 compared to $2,422,078 during the year ended December 31, 2006, and represented mostly labor and related compensation costs, trade shows, travel expenses, rental expense and related office expenses. Research and Development costs are $49,396 and $0 from continuing operations during the year ended December 31, 2007 and 2006, respectively.   Other operating costs were $1,688,392 for the year ended December 31, 2007 compared to $941,590 for the year ended December 31, 2006 and consisted of legal and professional fees, outside services and depreciation and amortization.  Loss from discontinued operations was $1,330,252 and

$1,366,612 for the year ended December 31, 2007 and 2006.  The loss from discontinued operations included $0 and $340,930 of research and development cost for the years ended December 31, 2007 and 2006 respectively.

Net loss for the 2007 Period was $2,304,517 compared to a net loss of $5,607,098 for the 2006 period. The loss during 2007 consisted of $974,265 from continuing operations and $1,330,252 from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had current assets of $329,062 and current liabilities of $3,872,812. At December 31, 2007, we had negative working capital of $3,543,750 and an accumulated deficit of $17,419,720.

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

OFF-BALANCE SHEET ARRANGEMENTS.

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

ITEM 7 FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2007, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on its assessment the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Auditor’s Attestation

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, principal executive officers and significant employees as of March 31, 2008 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	51	Interim Chief Executive Officer, Director, Treasurer
Robert Smith Jr	51	Interim Chief Financial Officer
Linda Robison	61	Secretary
Charles H. House	66	Chairman, Director
Martin Nielson	56	Director
Gary F. McNear	64	Director
Craig W. Conklin	58	Director
John Kroon	67	Director

The principal occupations for the past five years of each of our current executive officers and directors and those officers and directors who served in 2007 and subsequently resigned are as follows:

LLOYD T. SPENCER became interim Chief Executive Office of the Company on January 28 2008 and a member of the Board of Directors and Vice President of the Company since September 20, 2007.  Mr. Spencer is also President and CEO of CoroWare Technologies, Inc.  Mr. Spencer has over 23 years of experience in the computer and networking industries in engineering, product marketing, business development, and sales management.  His expertise spans a spectrum of service provider industries and technologies, including distributed network computing and embedded systems hardware development.  Previously, Mr. Spencer has served as Vice-President of Marketing and Sales at eQuest Technologies; Solutions Unit Manager at Microsoft; Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems.

Community involvement is an important part of Mr. Spencer’s life.  He is an active contributor to the robotics community in the Seattle area through his participation in the Seattle Robotics Society.  He is also instrumental in initiating and fostering 4H robotics clubs and programs in Washington State.

Mr. Spencer received his Bachelors degree from Cornell University with a major in Biology and Animal Science and with an emphasis in Immunogenetics.

ROBERT G. SMITH JR. was appointed Interim Chief Financial Officer of the Company in February 2008.  Mr. Smith founded in January of 2001 and serves as President of Professional Controllers Northwest, Inc. which specializes in providing controller and CFO services to small and medium size businesses.  Professional Controllers Northwest contracted to serve as the controller for CoroWare in September of 2007.  As of October 1, 2007, Mr. Smith was hired as the part-time controller for CoroWare.  He is a CPA with over 20 years public accounting experience.

LINDA R. ROBISON became the Secretary of the Corporation on March 20, 2008.  Ms. Robison has been an attorney in private practice for the past 28 years and has served as independent general counsel to the Corporation since the merger on August 25, 2004 and as independent general counsel to Robotic Workspace Technologies, Inc. since 1996.  She continues to serve the Company as its general counsel.  Ms. Robison holds a B.S. in Psychology from the University of Georgia where she graduated Phi Beta Kappa and Magna Cum Laude, a J.D from the University of Akron Law School where she was valedictorian and a Masters of Law in Taxation from Boston University.  Ms. Robison practices in the areas of taxation, corporations, mergers and acquisitions, business law and contracts.

CHARLES H. HOUSE became a member of the Board of Directors in January 2007 and the Company’s Chairman in December 2007.  Mr. House currently serves as the Executive Director for Stanford University’s MediaX program, as well as a Senior Research Scholar for Stanford’s Center for Studies in Language. Mr. House is also currently the Chairman of TII Network Technologies, Inc., a Nasdaq-listed company. He was instrumental in defining and creating the logic analysis instrumentation field, and recently led the Virtual Collaboration work for Intel’s IT Innovation Research group. Mr. House was also instrumental in establishing the Center for Information Technologies and Society at the University of California, Santa Barbara.

Earlier in his career, Mr. House led start-up activities for Hewlett-Packard that resulted in the creation of 12 business units, and also served as a start-up or turn-around leader for companies such as Veritas, Informix and Spectron MicroSystems. From 1982 to 1987, Mr. House served as Corporate Engineering Director of Hewlett-Packard. In 1988, Hewlett-Packard established the “Chuck House Productivity” annual award, the company’s first-ever award named after an employee. Mr. House holds a BS degree in Engineering Physics, California Institute of Technology, 1962; MS EE, Stanford University, 1964; MA History of Science, University of Colorado, 1970; and an MBA (Strategic Studies), Western Behavioral Sciences Institute, 1985.

MARTIN NIELSON was the Company's Chief Executive Officer and Chairman of the Board of Directors from May 2003 until he resigned effective June 1, 2004. Mr. Nielson is a principal of Altos Bancorp, Inc., serving as its Chairman and Chief Executive Officer since November 2002. He has also served as Chief Executive Officer and director of Inclusion Inc. since September, 2000. Mr. Nielson and Altos were instrumental in assisting the Company in the negotiations that led to the Company's settlement of its litigation with SunTrust Bank and in securing the financing that funded that settlement. Mr. Nielson will continue as a director of the Company. Mr. Nielson is a senior executive with extensive experience in operations and finance. He has been a business builder for 30 years with such companies as Gap, Businessland, and Corporate Express.

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

GARY F. MCNEAR was the Chief Financial Officer, Vice President and Secretary since May 2003 through August 25, 2004, and a Director since May 2003. From January 2003, through May 2003 he served as Chief Executive Officer and Director of the Company. Mr. McNear has served as the Chief Executive Officer, Chairman of the Board, and Treasurer of Hy-Tech Computer Systems(HTCS) since HTCS's inception in November 1992, and was a founding shareholder. Mr. McNear has also served as Secretary of HTCS since March 2001. HTCS acquired the Company in a reverse acquisition in January 2003. Mr. McNear's duties included banking relationships, cash management, and financial reporting. Mr. McNear's formal education is in Industrial Administration at Iowa State University. Mr. McNear is a former officer and pilot in the U.S. Air Force, and former airline pilot.   Mr. McNear is a Florida licensed real estate broker, and is currently a principal in McNear Real Estate, LLC. He has been a Realtor since March, 2004.  Mr. McNear is not affiliated with any related or subsidiary companies.

CRAIG W. CONKLIN was the Chief Operating Officer and Vice President since May 2003 through August 25, 2004, and a Director since May 2003. From January 2003 through May 2003, he served as President and Director of the Company. Mr. Conklin has served as President and Director of HTCS since HTCS's inception in November 1992, and was a founding shareholder. HTCS acquired the Company in a reverse acquisition in January 2003. Mr. Conklin's duties included marketing and operations of the Company. Mr. Conklin holds a B.S. in engineering from the Dartmouth College, and an MBA from the Amos Tuck School of business. Mr. Conklin was formerly employed by Owens-Corning Fiberglas, Inc. and he successfully operated and sold Golf & Electric Carriages, Inc., a local distributorship for Club Car Golf Carts. Mr. Conklin has been a realtor since 2004.  Mr. Conklin is not affiliated with any related or subsidiary companies.

JOHN C. KROON became a Director in April 2007.  Mr. Kroon was the President and Chief Executive Officer and currently is Vice-Chairman of ImageGuide, Inc., which is a medical assist-device start-up company, in Baltimore, Maryland.  Prior to this he worked for 6 years as the Vice-President of Corporate Strategies and Business development for GEFanuc North America in Charlottesville, Virginia.  While at GEFanuc, he completed, amongst other things, 5 acquisitions worth $150 million including a NASDAQ publicly traded company.

In 1974, Mr. Kroon began working with Reuter-Stokes Electronic Components developing radiation sensor systems for oil-well logging, thickness gauging and in-core sensors for boiling-water nuclear reactors.  General Electric acquired Reuter-Stokes in 1984 and Mr. Kroon became the President of Reuter-Stokes in 1986.  This position led to a varied 17-year career with GE as a Senior Executive that included a 4-year assignment as President of GEFanuc Europe’s Industrial Automation

Business in Frankfurt and Luxembourg.  He is a senior member of the IEEE, serves on several Boards, has 5 patents and 32 technical publications

Mr. Kroon began his career as a chemist for Eldorado Mining & Refining, engaged in Uranium mining and processing in Canada, and later worked at Atomic Energy of Canada Ltd., in Chalk River, Ontario as a Research Scientist in reactor instrumentation.  He received both his Bachelor of Science and PhD degrees in Nuclear Physics from the University of Ottawa. Mr. Kroon was born in the Netherlands and his family emigrated from Amsterdam to Ottawa, Canada in 1957.

There is no family relationship between any of the Company’s officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of its officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony or any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) of the Securities and Exchange Act of 1934

Section 16 (a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filings of Form 3 (Initial Statement of Beneficial Ownership of Securities), and 4 (Statement of Changes of Beneficial Ownership of Securities) filings of John Kroon, Jerry Horne, Sheri Aws, and Walter Weisel. The Company is putting in place an enhanced compliance program to assist officers and directors with these filings.

CODE OF ETHICS DISCLOSURE COMPLIANCE

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The Code of Ethics was revised and updated in 2007 and approved by the Board on December 6, 2007. The Code of Ethics is posted on its website www.innovaroboticsautomation.com under the investor section of its website.

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2007 and 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer whose total compensation exceeded $100,000.

Innova Robotics and Automation, Inc. Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compen-sation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other Compensation	Totals
Walter Weisel (1)	2007	$220,000	$50,000	$ -	$ -	$	$ -	$ -	$270,000
	2006	$150,000	$ -	$ -	$116,667	$	$ -	$ -	$266,667
Eugene Gartlan (2)	2007	$200,000	$50,000	$ -	$ -	$	$ -	$ -	$250,000
	2006	$180,000	$ -	$50,000	$294,040	$	$ -	$ -	$524,040
Kenneth Vandenberg (3)	2007	$175,000	$ -	$ -	$ -	$	$ -	$ -	$175,000
	2006	$152,000	$ -	$ -	$ -	$	$ -	$ -	$152,000
Lloyd Spencer (4)	2007	$150,000	$ -	$ -	$ -	$	$ -	$ -	$150,000
	2006	$ -	$ -	$ -	$ -	$	$ -	$ -	$ -

Notes:

(1) Walter K. Weisel served as Chairman and CEO of the Company from August 25, 2004, the date the merger between the Company and RWT closed until his resignation as CEO on August 21, 2007 and from all other positions and the Board of Directors in December 2007.  Under his employment agreement prior to August 21, 2007, Mr. Weisel’s salary was increased on April 1, 2007 from $150,000 to $220,000. The difference between $150,000 and $220,000 was accrued and included in the settlement agreement with Mr. Weisel upon his termination. After August 21, 2007, his new salary was $150,000. On December 13, 2007, Mr. Weisel received a Employment Termination and Retirement Agreement.

(2) Eugene V. Gartlan passed away following a brief illness prior to completion of a new employment agreement reflecting the terms of his employment as CEO and CFO.  The compensation committee had agreed to a salary of $200,000 per year, with $42,000 payable as cash and the balance in stock at the current price. As of the date of his death, $79,000 remained to be paid in cash and stock. He was also to be awarded 2,000,000 shares of restricted common stock and 1,000,000 fully vested options at a purchase price of $.01. The Board of Directors has agreed to issue the stock and pay Mr. Gartlan’s surviving spouse the above amounts and to provide 18 months of COBRA coverage.

Mr. Gartlan served as a consultant to the Company since December 15, 2004 through his wholly owned company, Stratex Solutions, LLC. ("Stratex"), a business consulting firm. Stratex earned 1,200,000 shares of the Company's common stock and received reimbursement of business expenses of approximately $12,000 as consideration for these consulting services. Additionally, on December 15, 2004 Stratex received 1,212,128 options at an exercise price of $0.05 per share with a term of ten years. Upon the direction of Stratex the shares were issued directly to Mr. Gartlan. On June 30, 2005, the Company and Mr. Gartlan entered into an Employment Agreement effective as of June 14, 2005, For all the services to be rendered by Mr. Gartlan from June 14, 2005 through December 14, 2005, Mr. Gartlan was granted stock options to purchase 1,800,000 shares of common stock of the Company at the purchase price of $0.36 with a term of ten years. After December 14, 2005, Mr. Gartlan was paid a salary of $15,000 per month, which payment commenced in January 2006 and terminated on December 13, 2006. In March 2006 the Company modified the 1,800,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $0.036 to $0.1. They expire in June 2015. Additionally, the 1,212,128 options that were granted to Stratex Solutions, Inc. in December 2004 were modified in March 2006 to vest over three years. They expire in December 2014. On December 31, 2007, all of these options were cancelled and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.

On December 13, 2006 Mr. Gartlan resigned as CFO and accepted the office of Executive Director of Strategic Development at an annual salary of $45,000 and became a Director.

(3). Kenneth Vanden Berg served as CFO to the Company from December 13, 2006 through his termination September 10, 2007.  Mr. Vanden Berg entered into an employment agreement effective as of December 13, 2006 granting him stock options to purchase 1,000,000 shares of restricted common stock of the Company at the purchase price of $.20 with a term of ten years.  His salary under the agreement was $152,000 per annum and subsequently increased to $175,000 per annum on April 1, 2007.  None of the options granted to Mr. Vanden Berg were vested on the date of his termination and all options were cancelled.

(4). Lloyd Spencer has served as Interim CEO since January 28, 2008. On September 20, 2007 he accepted the offices of Vice President of Business Development and Director. Mr. Spencer is CFO and President of the Company’s subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000. On May 16, 2006 Mr. Spencer entered into an employment agreement which granted him 500,000 stock options to purchase restricted shares of the Company’s common stock at $.18 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors. Mr. Spencer was granted 2,000,000 options to purchase restricted shares of the Company’s common stock at $.04 on May 16, 2006. These options have a ten year term and vest ratably over three years. On December 31, 2007 the options were re-priced from $.04 to $.01.  As of March 31, 2008, 666,666 of these options have vested.

Stock Option Plans

The Company’s 2005 Stock Option Plan was ratified by the Stockholders of the Corporation at a Special Meeting of the Stockholders on November 3, 2006. The plan is presently administered by the Company's Board of Directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between the Company and the optionee.

Options may be granted to employees (including officers) and directors and certain consultants and advisors.

The exercise price for stock options is determined by the Board of Directors. The term of the option is determined by the Board of Directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

Options in Year Ended December 31, 2007
Individual Grants
Name	Number of Shares Underlying Options	% of Total Options Granted to Employees	Exercise Price	Market Price	Expiration Date
Walter K. Weisel (See Note 1)	1,500,000 500,000 2,000,000	17.3%	$ 0.10 $ 0.10 $ 0.13	$ .017 $ 0.10 $ 0.13	4/12/2015 3/10/2016 4/1/2017
Eugene V. Gartlan (See Note 2)		-	-	-	-
Kenneth Vanden Berg (See Note 3)	1,000,000 500,000	9.7%	$ .20 $ .01	$ 0.20 $ 0.12	12/13/2016 4/12/2017
Lloyd Spencer (See Note 4)	2,000,000	13%	$ .01	$ 0.39	5/16/2016

Notes:

(1) Walter K. Weisel was employed as CEO of the Company from August 25, 2004, until his resignation August 21, 2007 and from all other positions in December 2007.  Mr. Weisel was granted 1,500,000 options on April 12, 2005 at an exercise price of $.10, expiring in ten years and vesting ratably over three years. Upon his termination December 13, 2007 1,000,000 of the 1,500,000 options had vested and remain exercisable until their termination date. On March 10, 2006, Mr. Weisel was granted 500,000 options at an exercise price of $.10 and immediate vesting. In accordance to the Option Plan the options were granted under, Mr. Weisel had up thru 3 months after his termination to exercise these options. They were not exercised and were forfeited.  On April 1, 2007, Mr. Weisel was granted 2,000,000 options to purchase restricted shares of the Company’s common stock at $.13, expiring in 10 years, vesting ratably over 3 years. These options did not vest prior to Mr. Weisel’s termination.

(2) Mr. Gartlan was employed as the Company’s Chief Financial Officer effective June 14, 2005.  He did not receive any cash compensation, including salary or bonus in 2005. Mr. Gartlan was granted 1,800,000 options in lieu of a cash salary. In March 2006 the Company modified the 1,800,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $.036 to $.01. The term remains ten years with expiration in June 2015. The Company granted 1,212,128 options to Stratex Solutions, LLC, Mr. Gartlan’s Consulting Company in Mr. Gartlan’s name at his request. These options had an exercise price of $.05, ten year term, and vested ratably over three years. All of these options were cancelled and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.

(3)  Mr. Vanden Berg’s employment was terminated prior to the vesting of any options and all of his options were cancelled.

(4)  Mr. Spencer was granted 2,000,000 options to purchase restricted commons shares of the Company’s common stock at a purchase price of $.04, expiring in ten years, and vesting ratably over three years. As of March 31, 2008, 666,666 of these options have vested and the exercise price was reduced to a $00.01by the Board of Directors. On May 16, 2006 Mr. Spencer entered into an employment agreement and was granted 500,000 options at $.18 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.

Except as described above no other equity awards were made in 2006 and 2007 to any of the Executive Officers.

Director's Compensation

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.

On April 12, 2007, the Board of Directors upon recommendation of the Compensation Committee adopted plan set forth below for compensating non employee directors.  Under the plan the compensation of the Company’s Board of Directors is all paid in restricted shares of the common stock of the Company and does not include any cash compensation for Board member or Committee member activities.  Directors may be reimbursed for out of pocket expenses in restricted common stock or cash. The plan is as follows:

Annual fee for outside Board membership and meeting attendance	restricted common stock valued at $25,000
Annual fee for audit committee chair	restricted common stock valued at $8,000
Annual fee for compensation, nominating and other chairs	restricted common stock valued at $6,500
Annual fee for committee membership	restricted common stock valued at $5,000
Options awarded in January valued at closing price on grant date	options for shares valued at $50,000

All restricted common stock is allocated at beginning of year based on January’s 30 day volume weighted average closing price and delivered to board members monthly as earned by attendance, either by phone or in person. New directors receive restricted common stock valued at $130,000, which vests ratably equally over 24 months.

Each current outside director, Messrs. Nielsen, McNear, Conklin, Wynns, House and Kroon, was entitled to receive for his service in 2007, stock in the following amounts:

Director	Restricted Common Stock to be Issued in 2008	Share Price
Martin Nielson	308,192	$.13
Gary McNear	219,508	$.13
Craig Conklin	235,338	$.13
Richard Wynns	185,562	$.13
Charles House	690,908	$.13
John Kroon	518,915	$.13

The above shares will be issued in 2008.

In December 2004 and in March 2006, the Company awarded each director 500,000 options in each year for services as a director, each with an exercise price of $.10 per share and a term of ten years. In addition, Mr. Weisel received 1,500,000 options in April 2005 for services as Chief Executive Officer. Originally these options had an exercise price of $.17 per share but were modified in March 2006 to have an exercise price of $.10 per share. These options have a term of ten years and expire in April 2015. Upon Mr. Weisel termination 1,000,000 were vested and 500,000 were cancelled. In April 2007 each director who served during 2006, Messrs. Nielsen, McNear, Conklin and Wynns, were each awarded options for 500,000 shares of common stock at an exercise price of $0.11 per share, expiring in ten years and vesting ratably over three years. Each of these options was converted into common stock in February 2008.

On April 12, 2007, the Board of Directors approved the grant of an option to purchase 454,545 shares of the Company's restricted common stock to each of the nonemployee directors of the Company for a total of 2,272,725 shares.  On December 31, 2007, the directors approved the conversion of the aggregate of these options into 2,272,725 restricted shares of common stock.

Employment Agreements with Executive Officers

Currently there is an employment agreement with Lloyd Spencer, interim CEO of Innova Robotics and Automation, Inc., and President and CEO of Coroware Technology, Inc. CoroWare Technology, Inc. and the Company entered a five year employment agreement with Mr. Spencer on May 16, 2005.  Under the terms of this agreement, Mr. Spencer was to serve as the President of CoroWare and to provide services as needed to the Company.  His salary is $150,000 per annum.

Employment Termination and Retirement Agreement

On December 18, 2007, the Company entered into a Termination and Resignation Agreement and Consulting Agreement with Walter Weisel  Upon execution of the Termination and Retirement Agreement, Mr. Weisel was paid cash in the amount of $10,000 as accrued but unpaid salary.  In addition, he was paid $3,200 for non reimbursed expenses.  The aggregate gross sum of $110,000 of accrued and unpaid compensation, less applicable health insurance premiums, is payable to Mr. Weisel as follows:

(a) Eleven monthly payments beginning in March 2008 of $10,000 in the Corporation’s restricted common stock at the Volume Weighted Average Price (VWAP) of the Corporation’s stock price for the five (5) trading days immediately preceding the payment date; such VWAP will be the share price amount as determined by Bloomberg. The payment amount shall  be less such amount as it is required to pay the actual premiums for Executive’s health insurance during the period January 1, 2008 thru June 30, 2008, not to exceed the amount that would be payable by Executive if Executive elected COBRA coverage. All such stock shall be subject to Rule 144. All such monthly payments shall end after eleven (11) months of payment.

(b) Additional Stock Payment.  The Corporation shall pay 2,800,000 shares of the Corporation’s restricted common stock to Executive in four equal quarterly installments in 2008 beginning April 1, 2008.  Such stock shall be subject to Rule 144.

The Consulting Agreement with Mr. Weisel provides that Mr. Weisel shall have the exclusive right to market the HLPR Chair for the benefit of the Corporation and its shareholders on terms acceptable to the Corporation. Consultant shall not at any time either during the six (6) month period of the Consulting Agreement or for eighteen months (18) months thereafter, market the HLPR Chair for the benefit of any other party, unless expressly approved in writing by the Corporation. Mr. Weisel further agreed that the development work done with the HLPR Chair was and is for the benefit of the Corporation and that he will not disclose any confidential information or be employed by any entity which is developing the HLPR Chair if there is no agreement between the developer of the HLPR Chair and the Corporation and or one of its subsidiaries.

Additionally, the Consulting Agreement provides that Consultant shall have the nonexclusive right to license the RWT intellectual property (patents) and pursue compensation for trade secret violations, subject to the Corporation’s approval of any licensing agreement or trade secret award or settlement.  Consultant shall be paid 7.5% of all net revenues received by the Corporation during the period commencing on the date of this agreement through the date which is the third anniversary of this agreement from such  licensing agreements or trade secret awards or settlement agreements entered as a direct result of Consultant’s efforts.  As of March 30, 2008, Mr. Weisel has not been successful in obtaining any license agreement or trade secret award or settlement.  Mr. Weisel’s Consulting Agreement expires on June 19, 2008.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2007 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 158,519,667 shares of common stock outstanding as of March 31, 2008. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 31, 2008 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Charles House	454,545	0.29%
PO Box 08278	Direct Ownership
Fort Myers, FL 33908
Martin Nielsen	4,955,049	3.13%
PO Box 08278	Direct Ownership
Fort Myers, FL 33908
Gary McNear	4,928,091	3.11%
PO Box 08278	Direct Ownership
Fort Myers, FL 33908
Craig Conklin	3,562,242	2.25%
PO Box 08278	Direct Ownership
Fort Myers, FL 33908
Lloyd Spencer	5,074,041	3.20%
PO Box 08278	Direct Ownership
Fort Myers, FL 33908
Estate of Eugene V. Gartlan	6,451,806	4.07%
PO Box 08278	Direct Ownership
Fort Myers, FL 33908
Jerry Horne	22,335,573	14.09%
14970 Caleb Drive	Direct Ownership
Fort Myers, FL 33908
Richard K & Johanna Wynns	4,492,390	2.83%
PO Box 08278	Direct Ownership
Fort Myers, FL 33908
Walter K. Weisel	8,099,456	5.11%
6624 Daniel Ct	Direct Ownership
Fort Myers, FL 33908

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
John Kroon	971,078	0.61%
PO Box 08278	Direct Ownership
Fort Myers, FL 33908
Linda Robison PO Box 08278 Fort Myers, FL 33908	7,426,653 Direct Ownership	4.68%
Directors and Officers as a Group (7 persons)	24,779,181	15.63%
	Direct Ownership

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During November 2004, a principal shareholder loaned the Company $165,000 to pay down the line of credit with Fifth Third Bank.  The loan had the same terms as the Fifth Third Bank line of credit, except that it remained unsecured until such time as the Fifth Third Bank line of credit was fully paid, including principal and accrued interest, and was due upon demand.  In January 2005, the Fifth Third Bank line of credit was paid off.  The loan and accrued interest was exchanged for stock in October 2007.

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder and director, Rick Wynns, and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. The due date of the note has been extended to December 31, 2008.  To date there have been no conversions.

During September through December 2005, the Company also entered into short-term debt obligations other than in the ordinary course of business. All of the short-term debt bears interest at the rate of 10% per annum. The following table sets forth the names of the lenders, the amount of the loans, the dates of the loans and the due date of the loans:

Lender	Amount of Loan	Outstanding Balance at December 31, 2007	Date of Loan	Due Date
Estate of Eugene Gartlan	$40,000	-	September 19, 2005
Jerry Horne	$50,000	-	September 22, 2005
Estate of Eugene Gartlan	$ 5,000	-	October 5, 2005
Rick Wynns	$30,000	$10,000	October 3, 2005	November 3, 2008
Rick Wynns	$30,000	$30,000	October 14, 2005	February 14, 2008
Gary McNear	$ 1,000	$ 1,000	November 22, 2005	December 31, 2008
Jerry Horne	$50,000	-	November 28, 2005

All of the lenders are shareholders of the Company. Mr. Gartlan, Mr. McNear, and Mr. Wynns are Directors of the Company. During the year ended December 31, 2006, Mr. Gartlan was paid in full and Mr. Wynns was paid back a total of $20,000 of principal.  Mr. Horne converted his loans and accrued interest in October of 2007.  All remaining lenders have agreed to repayment terms that extend the due date to December 31, 2008.

On October 26, 2007, CoroWare entered into a short-term debt obligation totaling $85,000 with Amy Spencer, the spouse of a director and current Interim Chief Executive Officer.  The entire balance of the loan plus accrued interest at 1.5% per month was due on November 15, 2007.  A late fee of 5% was payable, if the loan was in default.  The loan was paid in full within the terms of the loan.

During October 2007, several current directors and officers invested $35,000 in Series C preferred stock, which is described in Note 13 in the notes to financial statements.

ITEM 13. EXHIBITS.

Exhibit	Description

2.1	Exchange Agreement (1)

2.2	Agreement and Plan of Merger dated as of April 29, 2003 between The Company and Sanjay Haryama (4)

2.3	Certificate of Merger between The Company and Sanjay Haryama as filed with the Delaware Secretary of State on April 29, 2003. (4)

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

2.5	Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004. (5)

2.6	Agreement between the Company and Aegis Finance, Inc. dated August 18, 2004 (13)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

10.3	Convertible Debenture Purchase Agreement dated as of April 21, 2003 between Sanjay Haryama and HEM Mutual Assurance LLC. (4)

10.4	Convertible Debenture Purchase Agreement dated as of April 28, 2003 between The Company and HEM Mutual Assurance Fund Limited. (4)

10.5	Option Purchase Agreement between the Company and SunTrust Bank (4)

10.6	License Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 for customer list (5)

10.7	License Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 for website (5)

10.8	Assumption Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.9	Noncompetition and Nondisclosure Agreement between the Company and Encompass Group Affiliates, Inc. dated June 23, 2004 (5)

10.1	Employment Agreement of Sheri Aws dated February 24, 2004 (7)

10.11	Renewal Promissory Note payable to Fifth Third Bank, Florida for $225,000 effective July 22, 2003 (8)

10.12	Security Agreement in favor of Fifth Third Bank, Florida effective July 22, 2003 (8)

10.13	Consulting Agreements with Stratex Solutions, LLC (9)

10.14	Business Development Agreement with B. Smith Holdings, Inc (9)

10.15	Employment Agreement with Walter K. Weisel dated July 19, 2000 (9)

10.16	Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.20	Placement Agent Agreement with Monitor Capital Inc. dated June 14, 2005 (10)
10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)
10.26	Employment Agreement dated June 30, 2005 between Eugene Gartlan and Innova Robotics and Automation, Inc. (12)

10.27	Termination of Consulting Agreement dated June 30, 2005 between Stratex Solutions, LLC and Innova Robotics and Automation, Inc. (12)
10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between Coroware Technologies, Inc. and Cornell (16)

10.40	Strategic Alliance Agreement dated June 16, 2006, by and between Innova Holdings, Inc. and Mesa Robotics, Inc. (17)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., Coroware Technologies Inc. and Coroware, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.43	Memorandum of Understanding dated April 26, 2006, by and between Innova Holdings, Inc. and Mesa Robotics, Inc. (19)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25[t], 2007 (22)

10.46	Secured Convertible Debenture, dated October 25th, 2007 (22)

10.47	Redemption Warrant, dated October 25th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25th, 2007 (22)

10.49	Security Agreement, dated October 25th, 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25th, 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 200 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20th, 2008 (23)

10.57	Secured Convertible Debenture, dated March 20th, 2008 (23)

10.58	Warrant, dated March 20th, 2008 (23)

10.59	Registration Rights Agreement, dated March 20th, 2008 (23)

10.60	Security Agreement, dated November 2nd, 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29th, 2007 (23)

10.62	Amendment Agreement, dated March 20th, 2008 (23)

14.1	Code of Ethics *

21.1	List of Subsidiaries

23..1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

———————

* Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(21)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006, were $63,200 and $84,395, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for audit related fees for fiscal years 2007 and 2006 were $0 and $0, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2007 and 2006 were $0 and $0, respectively.

(4) All Other Fees

No other fees were paid to LBB & Associates Ltd., LLP for fiscal years 2007 and 2006.

(5) Audit Committee Policies and Procedures

The Registrant does have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by LBB & Associates Ltd., LLP for fiscal years 2007 and 2006.

(6) Audit Work Attributed to Persons Other than LBB & Associates Ltd., LLP.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th  day of April 2008.

INNOVA ROBOTICS AND AUTOMATION, INC.

/s/ Lloyd T. Spencer
Lloyd T. Spencer Interim Chief Executive Officer (Principal Executive Officer)

/s/ Robert G Smith, Jr
Robert G Smith Jr Interim Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer	Interim Chief Executive Officer	April 15, 2008
Lloyd T. Spencer

/s/ Robert G. Smith, Jr.	Interim Chief Financial Officer	April 15, 2008
Robert G. Smith, Jr.

/s/ Charles H. House	Chairman of the Board of Directors	April 15, 2008
Charles H. House

/s/ Martin Nielson
Martin Nielson	Director	April 15, 2008

/s/ Gary F. McNear
Gary F. McNear	Director	April 15, 2008

/s/ Craig W. Conklin
Craig W. Conklin	Director	April 15, 2008

/s/ John Kroon
John Kroon	Director	April 15, 2008

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006	F-4
Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2007 and December 31, 2006	F-6 – F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006	F-7 – F-8
Notes to Consolidated Financial Statements	F-9 – F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innova Robotics & Automation, Inc. and Subsidiaries

Redmond, WA 98052

We have audited the accompanying consolidated balance sheet of Innova Robotics & Automation, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innova Robotics & Automation, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

April 11, 2008

INNOVA ROBOTICS AND AUTOMATION, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS

Current Assets:
Cash	$205,058
Accounts receivable, net	96,976
Other current assets	27,028
Total current assets	329,062

Property and equipment, net	38,424
Intangible assets, net	376,680
Other assets, net	4,815
Assets held for sale	32,645
Deferred finance costs	247,524
TOTAL ASSETS	$1,029,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Line of credit	$24,720
Accounts payable	1,285,050
Accrued expenses	430,951
Accrued expenses, related parties	511,587
Notes payable	275,500
Notes payable, related parties	77,006
Dividend payable	19,719
Derivative liability	998,279
Redeemable preferred stock	250,000
Total current liabilities	3,872,812

Convertible debentures	360,360
Long-term debt	989,100

Commitments

Stockholders’ deficit:
Preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding	—
Preferred stock, Series C, $.001 par value, 500,000 shares authorized, 35,000 shares issued and outstanding	35
Common stock, $.001 par value, 900,000,000 shares authorized, 117,444,801 shares issued and outstanding	117,445
Additional paid-in capital	13,144,818
Accumulated deficit	(17,419,720)
Treasury stock	(35,700)
Total stockholders’ deficit	(4,193,122)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,029,150

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues	$3,866,869	$1,046,407

Cost of revenues	3,088,306	818,573

Gross profit	778,563	227,834

Operating expenses:
Selling, general and administration	2,252,048	2,422,078
Outside services	966,396	453,313
Legal fees	232,199	147,423
Professional fees	251,005	200,208
Research and development	49,396	—
Depreciation and amortization	238,791	140,646

Total operating expenses	3,989,835	3,363,668

Loss from continuing operations before other income (expense)	(3,211,272)	(3,135,834)

Other income (expense):
Interest expense	(490,640)	(510,090)
Derivative income (expense)	2,393,532	(335,041)
Interest income	16,087	—
Other income	1,862,269	28,025
Loss on write down of investment in private equity	(50,000)	—
Loss on extinguishment of debt	(1,494,241)	(287,546)
Loss from continuing operations	(974,265)	(4,240,486)
Loss from discontinued operations	(1,330,252)	(1,366,612)
Net loss	$(2,304,517)	$(5,607,098)

Loss applicable to common stockholders
Net loss	$(2,304,517)	$(5,607,098)
Dividends declared on preferred stock	—	(9,129)

Net loss applicable to common stockholders	$(2,304,517)	$(5,616,227)

Net loss per share:
Basic and diluted, continuing operations	$(0.01)	$(0.06)
Basic and diluted, discontinued operations	$(0.01)	$(0.02)
Weighted average shares outstanding
Basic and diluted	92,960,249	65,242,574

The accompanying notes are an integral part of these consolidated financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2007

					Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Balances, December 31, 2006	76,467,303	$76,467	284,334	$284	$10,598,993	$(15,115,203)	—	$(4,439,459)

Common stock issued in satisfaction of notes payable	14,892,650	14,893	—	—	282,960	—	—	297,853
Common stock issued for services and stock based compensation	5,408,965	5,409	—	—	1,090,666	—	—	1,096,075
Common stock issued for redemption of convertible debenture	17,983,864	17,984	—	—	1,518,170	—	—	1,536,154
Transfer preferred stock to liability				(200)	(258,347)	—	—	(258,547)
Preferred stock issued in connection with a private placement for cash	—	—	60,000	60	59,940	—	—	60,000
Conversion of Series B preferred stock and payment of dividends	2,442,019	2,442	(109,334)	(109)	71,350	—	—	73,683
Common stock issued in connection with purchase of Altronics	250,000	250			35,450	—	—	35,700
Treasury stock acquired in sale of Altronics			—	—		—	(35,700)	(35,700)
Imputed interest on related party loan	—	—	—	—	6,345	—	—	6,345
Fair value adjustment on other warrants	—	—	—	—	(260,709)	—	—	(260,709)
Net loss	—	—	—	—	—	(2,304,517)	—	(2,304,517)
Balances, December 31, 2007	117,444,801	$117,445	235,000	$35	$13,144,818	$(17,419,720)	(35,700)	$(4,193,122)

The accompanying notes are an integral part of these financial statements.

INNOVA ROBOTICS AND AUTOMATION, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2006

					Additional Paid-In Capital	Accumulated Deficit	Total
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Balances, December 31, 2005	46,707,404	$46,708	492,000	$492	$5,544,762	$(9,485,495)	$(3,893,533)
Common stock issued in acquisition of CoroWare	500,000	500	—	—	505,900		506,400
Common stock issued under Standby Equity Distributions Agreement	16,173,616	16,174	—	—	2,281,415	—	2,297,589
Common stock issued in connection with a private Placement	1,159,409	1,159	—	—	99,491	—	100,650
Common stock issued in satisfaction of note payable	484,850	485	—	—	72,243	—	72,728
Common stock issued for services and liabilities	5,397,297	5,397	—	—	773,682	—	779,079
Common stock issued for redemption of convertible Debenture	189,000	189	—	—	181,082	—	181,271
Dividends declared on preferred stock - Series A	—	—	—	—	(9,129)	—	(9,129)
Conversion of Series A Preferred stock and dividends	1,640,217	1,640	—	—	83,883	(22,610)	62,913
Conversion of Series B preferred stock and dividends	4,215,510	4,215	(207,666)	(208)	5,827	—	9,834
Stock options issued for services	—	—	—	—	729,618	—	729,618
Settlement of $55,000 convertible debenture financing	—	—	—	—	185,500	—	185,500
Imputed interest on related party loan	—	—	—	—	6,095	—	6,095
Fair value adjustment on other warrants	—	—	—	—	138,624	—	138,624
Net loss						(5,607,098)	(5,607,098)
Balances, December 31, 2006	76,467,303	$76,467	284,334	$284	$10,598,993	$(15,115,203)	$(4,439,459)

The accompanying notes are an integral part of these financial statements

INNOVA ROBOTICS AND AUTOMATION, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,304,517)	$(5,607,098)
Adjustments to reconcile net loss to cash flows used by operating activities:
Depreciation and amortization	760,355	497,606
Stock issued for services and compensation	1,096,075	974,594
Common stock issued for dividends on series B preferred stock	73,683	—
Imputed interest expense	6,345	6,095
Derivative (income) loss	(2,393,532)	335,041
Impairment loss	347,764	—
Loss on extinguishment of debt	1,494,241	287,546
Loss on disposal of Altronics	207,527	—
Changes in operating assets and liabilities:
Accounts receivable	(22,814)	(6,729)
Inventory	(362,243)	13,488
Other assets	(23,153)	(860)
Accounts payable	31,168	(8,691)
Accrued expenses	246,543	(341,058)
NET CASH FLOWS USED BY OPERATING ACTIVITIES	(842,558)	(3,850,066)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(62,171)	(50,713)
Cash (paid) for stock investment	(5,000)
Purchase of Altronics assets, net of cash acquired	(143,671)	(2,422)
NET CASH FLOWS USED BY INVESTING ACTIVITIES	(210,842)	(53,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	24,720	—
Proceeds from sale of common and preferred stock	60,000	2,398,239
Proceeds from convertible debt financing	600,000	2,451,856
Payments on convertible debt	—	(58,301)
Payments on notes payable	(220,524)	(360,780)
Proceeds from notes payable	209,913	49,750
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	674,109	4,480,764

NET INCREASE (DECREASE) IN CASH	(379,291)	577,563
Cash, beginning of period	584,349	6,786
Cash, end of period	$205,058	$584,349

Continued.

INNOVA ROBOTICS AND AUTOMATION, INC.

(F/K/A INNOVA HOLDINGS, INC.)

STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2007 and 2006

	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$107,586	$98,405

Income taxes paid	$—	$—

NON CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued for Series A preferred stock dividends	$—	$58,840
Common stock issued in satisfaction of note payable	$297,853	$72,728
Settlement of derivative liability resulting from repayment of debt	$—	$185,500
Common stock issued in satisfaction of accrued liabilities	$—	$534,103
Common stock issued for acquisition of CoroWare	$—	$506,400
Commons stock issued for acquisition of Altronics	$35,700	$—
Treasury stock acquired in sale of Altronics	$(35,700)	$—
Common stock issued for redemption of convertible debentures	$1,536,154	$181,271
Acquired stock investment by issuance of note payable	$45,000	$—
Reclass Series B preferred stock from stockholders’ deficit to liability	$(258,547)	$—
Fair value adjustment on other warrants	$(260,709)	$—

The accompanying notes are an integral part of these financial statements

INNOVA ROBOTICS AND AUTOMATION, INC.

F/K/A INNOVA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Company:

Innova Robotics and Automation Inc (“the Company”) is a software and software professional services company with a strong focus on information technology integration and robotics that delivers professional services, solutions and products that benefit customers in the software development, information technology, education, Homeland Security, military defense and automotive industry sectors. The operating plan of the Company is to focus on its subsidiary CoroWare Technologies, Inc. (CoroWare).  CoroWare delivers high value services and innovative solutions that maximize technology investments and achieve customer goals.  In addition, high growth markets will be identified and developed so that the Company can leverage its existing expertise into value-added service, solutions and products.

During 2006 and 2007 the Company’s subsidiary Innova Robotics, Inc. had no business operations, no revenues, no assets, no liabilities and no expenditures and discontinued operations in 2007. The CoroWare subsidiary has consolidated and assumed Innova development and engineering initiatives. The Company also purchased then subsequently sold the assets subject to its liabilities of Altronics Service, Inc. Robotic Workspace Technologies, Inc. (RWT) ceased all operations including manufacturing, sales and service of the Universal Robot Controllers. The Company intends to license RWT’s robotic control technology patents to original equipment manufacturers (OEMs), software development companies, and other interested parties.

COROWARE TECHNOLOGIES, INC.

CoroWare is a software professional services company with a strong focus on Information Technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

CoroWare’s expertise includes the deployment and integration of computing platforms and applications, as well as the development of unmanned vehicle software and solutions for customers in the research, commercial, and homeland security market segments.  CoroWare shall continue to offer its high value software systems development and integration services that complement the growing trend in outsourced software development services in Asia, Latin America and Eastern Europe. In addition, CoroWare is investigating the potential of offering software solutions that complement its High Value Software Systems Development and Integration Services, especially in the areas of Interactive Multimedia Tools and Innovation Collaboration Portals.

CoroWare is comprised of three principal solutions delivery groups:

•

Microsoft Practice

•

Enterprise Business Solutions

•

Robotics and Automation

Microsoft Practice

As a member of the Microsoft® Vendor Program (MSVP) and Microsoft Partner Solution Center (MPSC), CoroWare provides release management, software systems development, and product integration services that help Microsoft employees and departments deliver high quality products, solutions and services.

Release and Project Management

CoroWare uses managers experience to create product specifications, develop project plans, perform security and release management audits – with the objective of helping Microsoft deliver its solutions and products efficiently, affordably and on schedule.  CoroWare's senior consultants design testing and demonstration environments using Microsoft virtualization technology.

Technology Adoption Lab Management

CoroWare's team of hardware and software deployment engineers architect, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CoroWare engineers work side-by-side with Microsoft employees and partners to ensure that they can deploy and test applications on pre-release and newly released Microsoft platforms.

Interactive Multimedia Solutions

CoroWare provides Microsoft and other companies the opportunity to collect and publish electronic information in media-rich formats.

Enterprise Business Solutions

Service Oriented Business Applications (SOBA)

CoroWare’s software and systems engineering staff develop and deploy application software that is based on XML web services and service-oriented architecture.

Solution Delivery

CoroWare is focused on delivering solutions around a key set of Microsoft products. CoroWare offers solutions, envisioning, design, development and testing services through architects and developers.

Robotics and Automation

Professional Services

CoroWare is focused on the global market for service robots and offers its robotic integration expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. We believe CoroWare is uniquely positioned with its knowledge of robotics simulation, Microsoft Robotics Studio, software systems development, and hardware and software integration services to help its customers deliver innovative product and solutions. For example, CoroWare has been working on projects that help customers simulate and develop robots based on Microsoft Robotic Studio.

Solutions and Products

CoroWare began shipping the CoroBot, flexible mobile robot for researchers, hobbyists and developers in the industrial and service robot segments.

ROBOTIC WORKSPACE TECHNOLOGIES, INC.

During the third quarter of 2007 Robotic Workspace Technologies ceased all operations including manufacturing, sales and service of the Universal Robot Controllers (URC). The Company intends to license RWT’s robotic control technology patents to original equipment manufacturers, software development companies, and other interested parties. At this moment, there is no guarantee that a market exists for selling licenses for these pioneer patents.

ROBOTICS SOFTWARE SERVICES, INC.

During 2007, the Company purchased Altronics Service Inc., then, subsequently, sold the assets subject to its liabilities. At the time of the sale the Company changed the name to Robotics Software Services Inc which is not an operating company.

Basis of presentation and consolidation policy:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Coroware, RWT, and Altronics (herein are referred to as the “Subsidiaries”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Summary of significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less.

Accounts receivable:

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluate and monitor the creditworthiness of each customer.  The Company provide an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. At December 31, 2007 and December 31, 2006, no allowance was deemed necessary.

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

Deferred finance costs:

Deferred finance costs are associated with the convertible debenture financings (see Note 10) and are being amortized on a straight line basis over the term of the underlying debt instrument.  Upon conversion the deferred finance cost associated with the converted amount is amortized in full.

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

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.  The Company also carries notes payable and convertible debt; however, fair values of debt instruments are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of December 31, 2007, estimated fair values and respective carrying values of our notes payable and long-term debt are as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable – Merger	8(a)	$230,000	$230,000
Shareholder notes payable	8(b)	$41,000	$41,000
Note payable – Viejo Coro	8(c)	$36,006	$36,006
Other notes payable		$45,500	$45,500
Long-term debt	9	$989,100	$989,100
Line of credit		$24,720	$24,720
Convertible debentures		$360,360	$360,360

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in its financial statements.

The following table illustrates the components of derivative liabilities at December 31, 2007:

	Note	Compound Derivative	Warrant Liability	Other Warrants	Total
$2,825,000 financing	10(b)	$221,279	$93,000	$—	$314,279
$ 600,000 financing	10(c)	$684,000	$—	$—	$684,000

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement.  For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  For complex derivative instruments, such as embedded conversion options, the Company generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of its common stock, which has a high-historical volatility.  Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2007:

	Note	Conversion Features	Warrants	Total
Financing or other contractual arrangement:
$2,825,000 Convertible Note Financing	10(b)	10,839,069	9,300,000	20,139,069
$600,000 Convertible Note Financing	10(c)	36,000,000	—	36,000,000

Share-based payments:

Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123(R), “Share-Based Payments” (“Statement 123(R)”).  Under the fair value method, the Company recognizes compensation expense for all share-based payments granted after January 1, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2006, in accordance with Statement 123(R). This standard further requires that the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Prior to the adoption of Statement 123(R), the Company accounted for share-based payments to employees under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the disclosure provisions of Financial Accounting Standards No. 123. Under APB 25, when the exercise price of options granted to employees equaled the market price of the common stock on the date of grant, no compensation expense was recorded.

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

Revenue recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable.

Product sales are recognized by the Company generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

Service revenues are recognized as services are provided, in accordance with customer agreements.

Research and development:

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses from continuing operations for the years ended December 31, 2007 and 2006 were $49,396 and $0, respectively.  Research and development costs from discontinued operations were $0 and $340,930 for the years ended December 31, 2007 and 2006, respectively.

Advertising expense:

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2007 and 2006 were $99,387 and $201,507, respectively.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions. Funds with these institutions exceeded the federally-insured limits by approximately $102,000 at December 31, 2007.

At December 31, 2007, 87% of the Company's revenues were from one customer. That customer also comprised 50% of the Company’s accounts receivable balance at December 31, 2007.

Basic loss per share:

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2007 the Company has issued and has outstanding shares of Series B Preferred Stock which earns a 5% dividend, payable in either cash or common stock of the Company. Such dividends on these Preferred Stocks will be paid before any dividends on common stock. The Company also, as of December 31, 2007, has issued and has outstanding shares of Series C Preferred Stock which earns a 5% dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Recent Accounting Pronouncements:

FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company  recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

FAS 141 (revised 2007), Business Combinations

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS 141R"). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

FAS 157, Fair Value Measurements

In September 2006, the FASB finalized SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Final FASB Staff Position, or FSP No. FAS 157-2. The FSP, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The FSP also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Company does not expect the adoption of SFAS 157 to have a significant impact on its financial position of operations.

FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits all entities to elect to measure eligible assets and liabilities at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is evaluating the impact of the adoption of the provisions of SFAS 159

FAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, "Non-controlling interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among the more significant estimates included in the Company’s financial statements are the following:

•

estimating future bad debts on accounts receivable that are carried at net realizable values;

•

estimating the fair value of its financial instruments that are required to be carried at fair value; and

•

estimating the recoverability of its long-lived assets.

The Company use all available information and appropriate techniques to develop its estimates. However, actual results could differ from its estimates.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the years ended December 31, 2007 and 2006 of $2,304,517 and $5,607,098, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing. During 2006, the Company raised approximately $2,398,239 from the sale of common and preferred stock, $2,451,856 from the sale of convertible notes, and $49,750 from other debt.  During 2007, the Company raised approximately $35,000 from the sale of common and preferred stock, and $525,000 from the sale of convertible notes, net of $75,000 in finance costs.

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

NOTE 3 - PURCHASE OF BUSINESSES

COROWARE TECHNOLOGIES, INC.

On May 16, 2006, the Company completed the purchase of all of the assets of CoroWare, Inc. pursuant to the Asset Purchase Agreement the Company entered into with CoroWare Technologies, Inc., a wholly owned subsidiary of the Company, dated as of May 12, 2006. The Company made this acquisition in order to engage CoroWare’s principal employees and to benefit from CoroWare’s strategic business relationships. Under the terms of the Agreement, the Company purchased, and CoroWare sold, all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers, and all other tangible and intangible assets including all developed software, and the Company further agreed to assume certain liabilities; however, the amount of such assumed liabilities will not exceed $100,000 more than the amount of certain accounts receivable and cash assets purchased. Additionally, the Company agreed to assume certain bank credit card debt in an amount up to $98,168.

The Company paid a purchase price for the assets equal to: (i) $450,000 in cash, of which $100,000 is guaranteed and $350,000 is contingent based upon the financial results of CoroWare for the one year following May 16, 2006; (ii) $1,200,000 million in the restricted shares of its common stock (3,000,000 shares), of which 500,000 shares were delivered to CoroWare at the closing and the remaining 2,500,000 shares are contingent based upon the financial results of CoroWare for the three years following May 16, 2006, and (iii) options to purchase 1,200,000 shares of its common stock, exercisable at a price equal to $0.018 per share, allocated to employees of CoroWare. The amount of contingent cash paid to CoroWare will be reduced by the amount of assumed liabilities, and the amount of contingent shares paid to CoroWare will be reduced by the amount of all bank credit card debt assumed.

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

ALTRONICS SERVICES, INC.

On March 16, 2007, Robotic Workspace Technologies, Inc., a wholly owned subsidiary of Innova Robotics and Automation, Inc. (the “Company”), completed the purchase of all of the issued and outstanding shares of common stock of Altronics Service, Inc. (“Altronics”) pursuant to a certain Stock Purchase Agreement dated as of March 16, 2007 (the “Agreement”) which RWT entered into with Alfred Fleming and Andrea Fleming (the “Sellers”), being all of the shareholders of Altronics.  The Company made this acquisition in order to engage Altronics’ principal employees and to benefit from Altronics’ strategic business relationships.

Under the terms of the Agreement, RWT purchased, and the Sellers sold, an aggregate of 280 shares of common stock of Altronics, representing all of the issued and outstanding shares of Altronics (the “Shares”) for an aggregate purchase price of $285,700 (the “Purchase Price”), paid or to be paid by the Company as follows: (i) $150,000 was paid on March 16, 2007 (the “Closing Date”); (ii) $100,000 to be paid in two installments, the first installment of $50,000 within 180 days after the Closing Date, and the second installment within one year after the Closing Date, which was evidenced in the form of a $100,000 Promissory Note issued by the Company to the Sellers on the Closing Date; and (iii) $35,700 in restricted shares of common stock of the Company at a per share price equal to $0.1428 (250,000 shares), which was delivered to the Sellers on the Closing Date and vest as follows, provided that Alfred Fleming is an employee of Altronics at each vesting date: (x) 100,000 shares on the first anniversary of the Closing Date; (y) 100,000 shares on the second anniversary of the Closing Date; and (z) 50,000 shares on the third anniversary of the Closing Date.

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

In addition, on March 16, 2007, Altronics entered into an Employment Agreement (the “Employment Agreement”) with Alfred Fleming under which the Company employed Mr. Fleming as a Vice President for a period of three years commencing March 16, 2007 and to end on March 15, 2010 which was to be automatically renewed for successive one year periods until 30 days prior written notice not to renew is delivered by either the Company or Mr. Fleming.  Mr. Fleming was to be paid a monthly salary of $6,250, or $75,000 per annum, and shall be issued stock options in accordance with the Company’s executive level option schedule, which will vest over the three year term of the Employment Agreement.  Further, Mr. Fleming may be eligible for Altronics’ employee bonus program, to be determined by the Board of Directors of Altronics based on meeting performance objectives and bonus criteria.  During the term of his employment and for a period thereafter, Mr. Fleming will be subject to confidentiality and non-competition provisions, subject to standard exceptions.

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
	$285,700

Notes:

(c)

Customer lists were estimated to have an economic life of three years.  The Company amortized this acquired intangible asset using the straight-line method over the estimated life.

(d)

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

NOTE 4 – DISCONTINUED OPERATIONS

Robotic Workspace Technologies

During the third quarter of 2007, the Company made the decision to discontinue operations including manufacturing, sales, service production of the Universal Robot Controller due to a change in focus of the core business of the Company.  In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the assets associated with this discontinued operation have been reclassified to assets held for sale on the face of the accompanying consolidated balance sheet. The assets consist of machinery and equipment of $22,645 and inventory of $10,000.  Management intends to sell the assets.

Discontinued operations include the following:

	For the Year Ended December 31,
	2007	2006
Impairment loss	$(68,696)	$—
Loss on operations	(1,182,087)	(1,366,612)
	$(1,250,783)	$(1,366,612)

Revenues and pre-tax losses attributable to discontinued operations are as follows:

	For the Year Ended December 31,
	2007	2006
Revenues	$16,520	$293,815
Pre-tax losses	(1,250,783)	(1,366,612)

Altronics Services, Inc.:

During the third quarter of 2007, the Company made the decision to sell the assets of Altronics back to the original owner because the Company changed its focus in its core business and the Altronics operations no longer fit with the future business plans.  On September 28, 2007, the Company and its subsidiaries entered into an Asset Purchase Agreement with Alfred Fleming and The Transaction Acquisition Company LLC (“TAC” and collectively with Mr. Fleming, the “Purchaser”) pursuant to which the Purchaser agreed to purchase substantially all of the assets of Altronics. The purchase price paid to the Company was $100,000 in the form of a promissory note due 35 days from closing (which was received by the Company in November 2007), the assumption of approximately $365,000 in liabilities, the assignment of a note to the Seller in the amount of $100,000 that was initially issued to the Purchaser upon the Company acquiring Altronics, and the return of 250,000 shares of common stock of the Company by the Purchaser. The Note is secured by all of the membership interest in TAC. The closing of the sale of the Assets occurred on September 28, 2007.   Since the closing occurred prior to the end of the quarter, there were no assets transferred to be held for sale.

The components of the loss on disposal are as follows:

Assets sold to Purchaser

Accounts receivable	$52,546
Inventory	440,914
Machinery and equipment, net	49,230
Intangible assets, net	165,768
Liabilities assumed by Purchaser	(365,231)

Note payable assumed by Purchaser	(100,000)
Innova common stock returned by Purchaser	(35,700)

$207,527

Discontinued operations include the following:

	For the Year Ended December 31,
	2007	2006
Loss on disposal	$(207,527)	$—
Loss from operations	128,058
	$(79,469)	$—

Revenues and pre-tax losses reclassified to discontinued operations on the accompanying statement of operations are as follows:

	For the Year Ended December 31,
	2007	2006
Revenues	$168,880	$—
Pre-tax loss	$(79,469)	$—

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007:

Computer equipment	$43,627
Furniture and fixtures	7,862
51,489
Less: accumulated depreciation	(13,065)
$38,424

Depreciation expense from continuing operations for the years ended December 31, 2007 and 2006 was $5,615 and $7,460, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, which arose during the Company’s business acquisitions activities discussed in Note 3, consisted of the following as of December 31, 2007:

	Amount	Life
Employment contracts	$132,977	5 Years
Customer lists	605,242	3 Years
	738,219
Less: accumulated amortization	(361,539)
	$376,680

Amortization expense amounting to $233,176 and $133,196 during the years ended December 31, 2007 and 2006 respectively is reflected as a component of its operating expenses in its consolidated financial statements.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007:

	Related Party	Third Party
Accrued Interest	$11,057	$271,294
Accrued payroll and related expenses	396,690	108,770
Accrued other	23,204	131,523
	$430,951	$511,587

NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2007:

		Third Party	Third Party
Note payable – Merger	8(a)	$230,000	$—
Shareholder notes payable	8(b)	—	41,000
Note payable – CoroWare	8(c)		36,006
Other notes payable	8(d)	45,500	—
		$275,500	$77,006

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

(b)  Shareholder notes payable:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. During the year ended December 31, 2006, $116,000 was repaid.  The notes matured on December 31, 2006 and have not been repaid.  The shareholders of these notes have agreed to extend the terms to December 31, 2008.  Two notes totaling $100,000 plus accrued interest were exchanged for common stock in October 2007.

(c)  Note payable - CoroWare:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with CoroWare, Inc. discussed in Note 3 above, the Company has recognized a promissory note of $70,000, without interest, due to CoroWare, Inc. and payable during the twelve months ending May 15, 2007. This note is part of the $100,000 cash payment guaranteed under the terms of the Agreement; the remaining $30,000 was paid at the closing of the transaction on May 16, 2006.  During the year ended December 31, 2006, $20,000 of this note was repaid. The Company has imputed interest at 10% per annum.  Imputed interest for the year ended December 31, 2007 was $6,345.

(d) Other notes payable

Other notes payable consist of three notes to third parties with interest rates ranging from 5% to 10% and maturity dates through December 31, 2007.  The Company has imputed interest at 10% per annum on one of these notes.  Imputed interest for the year ended December 31, 2007 was $2,750.

Line of credit

The Company has an unsecured $25,000 line of credit with a financial institution bearing annual interest at 13.5%.   At December 31, 2007 the company has drawn $24,720.

NOTE 9 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's Chairman and CEO, a principal shareholder and founder of RWT. The balance outstanding at December 31, 2007 was $989,100.   The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration.  During 2006 and 2007 all payments were being applied to accrued interest.  Accrued interest at December 31, 2007 was approximately $72,000.  It is anticipated that it during 2008 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet.

Contractual current maturities of long term debt and notes payable as of December 31, 2007 is as follows:

Year ending December 31, 2008	$25,948
Year ending December 31, 2009	25,948
Year ending December 31, 2010	26,535
Year ending December 31, 2011	27,617
Year ending December 31, 2012	28,742
Thereafter	854,310
$989,100

NOTE 10 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at December 31, 2007:

Carrying Value

$2,825,000 financing 9(b)	$311,107
$ 600,000 financing 9(c)	49,253
$360,360

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

(b)  $2,825,000 Convertible debenture financing:

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately and $575,000 was advanced in August concurrent with its filing of the Registration Statement with the Securities and Exchange Commission (SEC).  The last installment of $1,000,000 was advanced on December 7, 2006.

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

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 10% redemption premium plus accrued interest provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below).  In addition, beginning on the earlier of: (i) the first trading day following the day which the Registration Statement is declared effective by the Commission, or (ii) December 1, 2006, and continuing on the first trading day of each calendar month thereafter, Cornell may require the Company to redeem up to $500,000 of the remaining principal amount of the Debentures per calendar month.  However, Cornell may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested redemptions by either paying cash and a 10% redemption premium plus accrued interest or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 95% of the lowest daily volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the redemption.

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
December 18, 2006	$ 25,000	189,000
January 18, 2007	$ 55,000	509,165
March 1, 2007	$475,000	3,766,852
June 27 & 28, 2007	$100,000	1,751,313
July 23, 2007	$100,000	2,074,689
August 27, 2007	$100,000	2,463,054
September 26, 2007	$ 50,000	2,994,012
November 6, 2007	$ 50,000	4,424,779

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $1,108,250 at inception.  The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.  The fair value allocated to the warrants instruments was $637,700 at inception. The remaining $79,050 was recorded as derivative loss in 2006.

(c) $600,000 Convertible debenture financing:

On October 25, 2007, the Company consummated a Securities Purchase Agreement dated October 25, 2007 with Y.A. Global Investments for the sale by the Company to Y.A. Global Investments of its 12% secured convertible debentures in the aggregate principal amount of $600,000, net of deferred financing costs of $75,000 which was advanced immediately in October 2007.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 12% redemption premium plus accrued interest provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below).  In addition, beginning on the issuance date, Yorkville may require the Company to convert any amounts owed.  .  However, Cornell may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested conversions by either paying cash and a 12% redemption premium plus accrued interest or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the redemption.

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective

Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $778,350 at inception.  The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.

The following table illustrates the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	$2,825,000 Financing		$55,000 Financing	$600,000 Financing
	Embedded Derivative	Warrants	Embedded Derivative	Embedded Derivative	Total
Derivative liability balance, 12/31/05	$ -	$ -	$ (44,308)	$ -	$ (44,308)
Additions	(1,715,154)	(637,700)			(2,352,854)
Change in fair value	(3,780)	(342,320)	44,308		(301,792)
Derivative liability balance, 12/31/06	(1,718,934)	(980,020)	-	-	(2,698,954)
Additions				(706,800)	(706,800)
Change in fair value	1,497,655	887,020	-	22,800	2,407,475
Derivative liability balance, 12/31/07	$ (221,279)	$ (93,000)	$ -	$ (684,000)	$ (998,279)

The change in fair value amounts are included in derivative income (expense) for the years ended December 31, 2007 and 2006 in the accompanying statements of operations. Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the note to zero. The discount, related deferred finance costs and future interest payments are amortized through periodic charges to interest expense using the effective interest method.

NOTE 11 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized. The valuation allowance increased approximately $771,400, and $1,900,000 during the years ended December 31, 2007 and 2006, respectively.

The current year provision for refundable Federal income tax consists of the following:

	December 31,
	2007	2006
Refundable income tax attributable to
Current operations	$771,400	$1,900,000
Less, change in valuation allowance	(771,400)	(1,900,000)
Net refundable amount	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2007	2006
Deferred tax asset attributable to
Net operating loss carryover	$7,400,000	$6,600,000
Less, valuation allowance	(7,400,000)	(6,600,000)
Net deferred tax asset	$—	$—

At December 31, 2007, the Company had an unused net operating loss carryover approximating $21,700,000 that, subject to certain utilization limitations, is available to offset future taxable income, if any. It expires beginning in 2022 through 2027.

NOTE 12 - STOCK BASED COMPENSATION

Common stock:

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

On April 12, 2007, the Board of Directors upon recommendation of the Compensation adopted plan set forth below for compensating non employee directors.  Under the plan the compensation of the Company’s Board of Directors is all paid in restricted shares of the common stock of the Company and does not include any cash compensation for Board member or

Committee member activities.  Directors may be reimbursed for out of pocket expenses in restricted common stock or cash. The plan is as follows:

Annual fee for outside Board membership and meeting attendance -	restricted common stock valued at $25,000
Annual fee for audit committee chair -	restricted common stock valued at $8,000
Annual fee for compensation, nominating and other chairs -	restricted common stock valued at $6,500
Annual fee for committee membership -	restricted common stock valued at $5,000
Options awarded in January valued at closing price on grant date -	options for shares valued at $50,000

All restricted common stock is allocated at beginning of year based on January’s 30 day volume weighted average closing price and delivered to board members monthly as earned by attendance, either by phone or in person. New directors receive restricted common stock valued at $130,000, which vests ratably equally over 24 months.

Each current outside director, Messrs. Nielsen, McNear, Conklin, Wynns, House and Kroon, was entitled to receive for his service in 2007, stock in the following amounts:

Director	Restricted Common Stock to be Issued in 2008	Share Price
Martin Nielson	308,192	$.13
Gary McNear	219,508	$.13
Craig Conklin	235,338	$.13
Richard Wynns	185,562	$.13
Charles House	690,908	$.13
John Kroon	518,915	$.13

The above shares will be issued in 2008.

In December 2004 and in March 2006, the Company awarded each director 500,000 options in each year for services as a director, each with an exercise price of $.10 per share and a term of ten years. In addition, Mr. Weisel received 1,500,000 options in April 2005 for services as Chief Executive Officer. Originally these options had an exercise price of $.17 per share but were modified in March 2006 to have an exercise price of $.10 per share. These options have a term of ten years and expire in April 2015. In April 2007 each director who served during 2006, Messrs. Nielsen, McNear, Conklin and Wynns, were each awarded options for 500,000 shares of common stock at an exercise price of $0.11 per share, expiring in ten years and vesting ratably over three years.

Employment Agreements with Executive Officers

Currently there is an employment agreement with one executive, Lloyd Spencer, CEO of Innova, and President and CEO of CoroWare.

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

In 2007, the Company’s 2003 and 2004 stock option plans were cancelled.  All options which were required to be exercised within 90 days were not exercised, and as a result there are no longer any vested or non-vested options outstanding under those plans.

During 2007, the Company granted 22,559,725 options.  Additionally, the Board of Directors approved the re-pricing of options to $.01 per share as of December 31, 2007 to all current employees.  During 2007, 16,035,816 options were forfeited.  As of December 31, 2007, the total number of options outstanding for the 2005 Option Plan were 18,087,000 options.

The following table summarizes stock option activity for the years ending December 31, 2007 and 2006:

	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Life(years)
Outstanding, January 1, 2006	10,310,740	$0.10
Granted	7,283,000	$0.14
Forfeited	(1,706,064)	$0.18
Exercised	-
Outstanding, December 31, 2006	15,887,676	$0.11

Granted	22,559,725	$0.05
Forfeited	(16,035,816)	$0.11
Exercised	-
Outstanding, December 31, 2007	22,411,585	$0.05	$0	9.05

Options exercisable at
December 31, 2007	2,454,165	$0.07	$0	5.65

The Company has estimated fair value at the date of grant using the Flexible Binomial Model with the following assumptions:

	2007	2006
Volatility	75.10%	44.19%
Expected dividends	-0-	-0-
Expected term (in years)	0-5	0-5
Risk-free rate	4.41%	2.45%
Forfeiture rate	5.00%	5.00%

NOTE 13 - OTHER STOCKHOLDERS’ EQUITY

All common share amounts and per share amounts in the accompanying financial statements for the years ended December 31, 2007 and 2006, reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective on November 20, 2006.

Issuances of common stock:

From January 1, 2006 through July 21, 2006, the Company utilized the Standby Equity Distribution Agreement and sold 16,173,616 shares of common stock to Cornell for gross proceeds of $2,435,000. Of the gross proceeds received, Cornell was paid $121,750 in commitment fees and $9,000 in structuring fees.

On July 21, 2006, the Company terminated the Standby Equity Distribution Agreement dated June 14, 2005 with Cornell, together with all of the definitive agreements related thereto.  In addition, on July 21, 2006 Cornell agreed to terminate the promissory note in the remaining principal amount of $80,000 in exchange for its issuance of 484,850 shares of common stock to Cornell.  We recognized a gain of $7,272 on the extinguishment of the debt.

During the year ended December 31, 2006, the Company obtained an additional $100,650 of funds through the private placement sale of 1,159,409 shares of the Company's common stock at prices ranging from $.073 to $0.171 per share.

During 2007, Innova issued a total of 40,977,498 shares of common stock; 14,892,650 shares of common stock were issued in satisfaction of notes payable, 5,408,965 shares of common stock were issued for services and stock based compensation, 17,983,864 shares of common stock were issued for redemption of convertible debentures, 2,442,019 shares of common stock were issued upon conversion of series B preferred stock and payment of dividends, and 250,000 shares of common stock were issued for the purchase of Altronics, Inc. These shares are currently still outstanding.

With the exception of the shares issued on the exercise of options and warrants and the shares issued in connection with a private placement to arm’s-length parties, the shares were valued based on the closing price on the date they were issued.  The shares issued in connection with private placements with arm’s-length parties were valued based on negotiated prices.

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

During the year ended December 31, 2006, 81,450 a shares of Series A Preferred Stock were converted into 1,629,000 shares of Common Stock of the Company.  Additionally, during the year ended December 31, 2006, accrued dividends of $4,073 were converted into 11,217 shares of common stock of the Company.  As of December 31, 2006 and 2007, there were no Series A preferred shares outstanding.

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

During the year ended December 31, 2007 and 2006, 109,334 and 207,666 shares of the Company’s Series B preferred stock converted into 1,969,982 and 4,153,320 shares of the Company’s common stock at the conversion price of $0.06 and $0.05 per share, and an additional 169,179 and 62,190 shares of common stock were issued for accrued dividends converted at $0.06 and $0.175 per share in accordance with the terms of the Series B preferred shares certificate of designation.

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the Company concluded that their features are now more akin to a debt instrument than an equity instrument, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Company’s evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price, and therefore it no longer met the conditions for equity classification. Accordingly, the Company is required to bifurcate the embedded conversion feature and carry it as a liability.

Series C:

The Company has negotiated a new private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate of 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock at the lesser of  eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or  $0.04 and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $.06 per share and which expire five (5) years from the conversion date.  At the date of this filing, the Company has raised $35,000 under this financing.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Preferred Stock of $235,000 as of December 31, 2007. This amount is included in Derivative Liabilities on the Company’s balance sheet.  Fair value adjustments of $1,897,274 were charged to derivative income for the year ended December 31, 2007.

Outstanding warrants:

At December 31, 2007, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
Warrant to consultant	12/15/04	12/15/14	1,212,127	$0.050
Warrant to consultant	04/06/06	12/31/09	1,150,000	$0.130
Warrant to consultant	04/01/06	12/31/09	133,000	$0.171
Warrant to consultant	01/17/07	01/17/17	200,000	$0.170
Warrants to directors	04/12/07	04/12/17	4,272,725	$0.111
Series A Preferred stock rights	03/15/06	03/15/07	500,000	$0.094
$2,825,000 financing	07/21/06	07/21/09	2,500,000	$0.500 - $1.00
$2,825,000 financing	07/21/06	07/21/11	6,800,000	$0.25 - $0.75
			16,767,852

NOTE 14 - COMMITMENTS

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

Lease Agreements

On May 15, 2005 the Company leased 4,000 square feet of space at 15870 Pine Ridge Road, Ft Myers, Florida which will be used as its primary operations. The lease is with Gulf To Bay Construction, Inc., with monthly payments of $3,639 through June 1, 2010. The lease had five (5) successive renewal options each for a period of two (2) years. The rent will increase annually by 3%. The space is the location of the Company's Research, Design and Engineering center as well as office space for up to fifteen (15) employees.  The Company abandoned operations at this facility during the third quarter of 2007.  Gulf To Bay Construction has subsequently leased the facility to a new lessee and has released the Company from any future liability.

On June 15, 2005 the Company entered into a month-to-month lease with Bola Industries, LLC for approximately 4,000 square feet of production space located at 30946 Industrial Road, Livonia Michigan. The lease expired on March 31, 2006. The rent was $3,775 monthly and included all utilities, use of all equipment on site including certain heavy equipment, and use of internet service.

On May 5, 2006 the Company leased 1,400 square feet of space at 4074 148th Avenue, Redmond, Washington, which will be used as the primary location for CoroWare. The lease was with the Yett Family Partnership, LP, with monthly payments of $1,944 through May 31, 2007.  The Company subsequently entered into a lease with PS Business Park at the same location beginning on June 1, 2007 for a period of three (3) years.  The rent will increase annually by 3%.The space is the location of CoroWare’s office and warehouse space for its employees.

On July 10, 2007, the Company leased 1,800 square feed of space at 4056 148th Avenue, Redmond, Washington, which is being used as the corporate offices for CoroWare.  The lease is with PS Business Parks, L.P., with monthly payments of $1,997 through July 31, 2008.  The rent will increase annually by 3%.

Rental expense for the years ended December 31, 2007 and 2006 was $96,798 and $121,138, respectively.  Rental expense consists of $39,045 and $15,923 from continuing operations for the years ended December 31, 2007 and 2006, respectively; and, $57,753 and $21,539 from discontinued operations for the years ended December 31, 2007 and 2006, respectively.

Future minimum rentals on non-cancelable leases are as follows:

December 31,
2008	43,042
2009	44,338
2010	22,993
2011	-
2012	-
$110,373

Employment Agreements

Walter Weisel was Chairman and Chief Executive Officer of the Company.  He resigned from all positions and the Board of Directors in December 2007.  In connection with his resignation, the Company entered into Termination and Retirement Agreement which provides for lump sum payment $25,220 and eleven monthly payments of $10,000.

Eugene V. Gartlan passed away following a brief illness prior to completion of a new employment agreement reflecting the terms of his employment as Chief Executive Officer and Chief Financial Officer.  The compensation committee had agreed to a salary of $200,000 per year, with $42,000 payable as cash and the balance in stock at the current price. As of the date of his death, $79,000 remained to be paid in cash and stock. He was also to be awarded two million shares of restricted common stock and one million fully vested options at a purchase price of $.01.  The Board of Directors has agreed to issue the stock and pay Mr. Gartlan’s surviving spouse the above amounts and to provide 18 months of COBRA coverage.

Sheri Aws was appointed Secretary of the Company on September 14, 2004, Ms. Aws has served as Vice President of Administration of RWT, the Company's wholly owned subsidiary, since February 2004. Under an Employment Agreement dated February 24, 2004, Sheri Aws, Vice President of Administration of RWT, receives compensation is $60,000 per annum plus a bonus in the discretion of RWT. The agreement was for a term of one year, and automatically renews for successive one-year periods unless terminated by either party upon not less than thirty days notice prior to the renewal date. Ms Aws has agreed not to compete with RWT or solicit its customers or employees for a period of one year following the termination of her employment.  Ms. Aws resigned as Secretary effective March 20, 2008 to work in the Company’s Investor Relations department.

Linda Robison was appointed Secretary of the Company on March 20, 2008. Ms. Robison has served as independent general counsel to the Corporation since the merger on August 25, 2004 and as independent general counsel to Robotic Workspace Technologies, Inc. since 1996.

Lloyd Spencer is the President and Interim Chief Executive Officer of CoroWare. On May 15, 2006 the Company and Mr. Spencer entered into an employment agreement. The term of the employment agreement is five years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. Mr. Spencer’s compensation is $150,000 per annum plus a bonus at the discretion of the Board of Directors. Mr. Spencer has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment.

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

Robert G. Smith, Jr. was appointed Interim Chief Financial Officer on February 8, 2008.  The Company has not entered into an employment agreement; however, CoroWare has entered into an agreement for Mr. Smith to work as CoroWare’s part-time controller.  Mr. Smith’s compensation is $92,690 plus quarterly bonuses of $3,750 to be paid in the stock of Innova Robotics and Automation, Inc. based upon meeting certain performance measures.  Mr. Smith was granted 1,000,000 options to purchase stock at $0.01 per share vested over three years and has agreed not to compete with the Company or solicit its customers for a period of one year following the termination of his employment.

NOTE 15- SUBSEQUENT EVENTS

During January 2008, Eugene Gartlan, the company’s CEO and CFO, passed away after a brief illness.  The Board of Directors subsequently appointed Lloyd Spencer to the position of Interim CEO and Robert G Smith, Jr. to the position of Interim CFO.  In March of 2008 Sheri Aws resigned as Secretary to take a position in investor relations.  The Board subsequently appointed Linda Robison as Secretary.

Innova Robotics and Automation, entered into a financing agreement with Y.A. Global Investments for total financing of $550,000 to be received over three quarters based upon meeting certain performance measures.  The Company received $213,000 net of $60,000 finance costs and $27,000 legal fees paid for a total liability of $300,000 at 14% on March 20, 2008.  In connection with this financing arrangement the prior balances of the $2,825,000 to Cornell and $600,000 Y.A. Global financings conversion terms have been restated to the lower of $0.02 or 85% of the lowest volume weighted average price in the 30 trading days prior to the conversion date.  In addition all of these loans bear interest at 14% from March 20, 2008.

As of March 25, 2008, the Company has settled $100,219 in outstanding debt through the issuance of 3,348,333 shares of non registered common stock.