Form 10-Q
period 2008-03-31
CoroWare, Inc,
filed 2008-05-20
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

COROWARE, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	000-33231	95-4868120
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

4074 148th Avenue NE, Redmond, WA  98052

 (Address of Principal Executive Office) (Zip Code)

 (800) 641-2676

 (Registrant’s telephone number, including area code)

INNOVA ROBOTICS & AUTOMATION, INC.

 (Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2008 there were 178,208,621 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

COROWARE, INC.

March 31, 2008 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$78,165	$205,058
Accounts receivable, net	233,618	96,976
Inventory	4,526	-
Other current assets	29,107	27,028
Total current assets	345,416	329,062

Property and equipment, net	40,545	38,424
Intangible assets, net	319,594	376,680
Other assets, net	4,815	4,815
Assets held for sale	32,645	32,645
Deferred finance costs	253,238	247,524

TOTAL ASSETS	$996,253	$1,029,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$24,728	$24,720
Accounts payable	1,205,922	1,285,050
Accrued expenses	588,461	430,951
Accrued expenses, related parties	404,258	511,587
Notes payable	275,500	275,500
Notes payable, related parties	77,006	77,006
Dividends payable	15,969	19,719
Derivative liability	1,330,446	998,279
Redeemable preferred stock, $.001 par value, 10,000,000 shares
authorized, 175,000 shares issued and outstanding	225,000	250,000
Total current liabilities	4,147,290	3,872,812

Long-term liabilities:
Convertible debt, net of discount	453,796	360,360
Long-term debt	989,100	989,100
Total liabilities	5,590,186	5,222,272

Stockholders’ deficit:
Preferred stock, Series C, $.001 par value, 500,000 shares
authorized, 35,000 shares issued and outstanding	35	35
Common stock, $.001 par value, 900,000,000 shares authorized,
164,503,897 and 117,444,801 shares
issued and outstanding, respectively	164,504	117,445
Additional paid-in capital	13,607,354	13,144,818
Accumulated deficit	(18,330,126)	(17,419,720)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(4,593,933)	(4,193,122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$996,253	$1,029,150

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A  INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Revenues	$778,276	$635,305
Cost of revenues	619,028	488,312
Gross Profit	159,248	146,993
Operating expenses:
General and administrative	600,241	884,621
Sales and marketing	20,109	18,166
Research and development	5,993	-
Depreciation and amortization	59,665	58,611
Total operating expenses	686,008	961,398

Loss from continuing operations before other income (expense)	(526,760)	(814,405)

Other income (expense):
Interest Income	-	5,524
Derivative expense	(57,317)	(212,135)
Interest expense	(172,570)	(99,205)
Other income	-	1,960,963
Gain (loss) on extinguishment of debt	(149,486)	(668,095)
Income (loss) from continuing operations	(906,133)	172,647
Loss from discontinued operations	(4,273)	(201,205)

Net loss	(910,406)	(28,558)

Loss applicable to common stockholders:
Net loss	(910,406)	(28,558)

Net loss applicable to common stockholders	$(910,406)	$(28,558)

Net loss per share:
Basic and diluted, continuing operations	$(0.01)	$(0.00)
Basic and diluted, discontinued operations	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	136,663,873	78,309,538

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A  INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(910,406)	$(28,558)
Adjustments to reconcile net loss to net flows
from operating activities:
Derivative expense	57,317	212,135
Loss on extinguishment of debt	149,486	668,095
Common stock issued for services	196,593	133,934
Stock option expense	40,768	84,272
Depreciation and amortization	59,665	76,181
Amortization of debt discount	74,243	40,747
Amortization of deferred financing costs	54,286	29,800
Imputed interest	900	2,495
Changes in operating assets and liabilities:
Accounts receivable	(136,642)	(90,873)
Inventory	(4,526)	(116,833)
Other assets	(2,080)	(1,222)
Accounts payable	6,513	(70,077)
Accrued expenses	50,690	(96,509)
Deferred revenue	-	91,890
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(363,193)	935,477

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(4,700)	(13,486)
Acquisition of Altronics’ stock, net of cash acquired	-	(143,671)
NET CASH FLOWS USED BY INVESTING ACTIVITIES	(4,700)	(157,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt financing	240,000	-
Proceeds from new borrowings on notes payable	41,000	-
Payments on notes payable	(40,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	241,000	-

NET INCREASE (DECREASE) IN CASH	(126,893)	778,320
Cash and cash equivalents, beginning of period	205,058	584,349
Cash and cash equivalents, end of period	$78,165	$1,362,669

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$21,378	$14,439
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B preferred stock and preferred stock dividends
to common stock	$28,750	$2,020
Common stock issued in satisfaction of note payable	$1,500	$-
Common stock issued for redemption of convertible debentures	$155,443	$1,106,154
Common stock issued in satisfaction of accrued liabilities	$85,641	$-
Common stock issued for purchase of software	$-	$42,500
Common stock issued for acquisition of Altronics	$-	$35,700

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A  INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Coroware, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB and prior reports for 2007.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CoroWare Technologies, Inc. (“CTI”), Innova Robotics, Inc. (“IR”), Robotic Workspace Technologies, Inc. (“RWT”), and Altronics Service, Inc. (“Altronics”) (Herein are referred to as the “Subsidiaries”).  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2007 as reported in Form 10-KSB have been omitted.

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

As of March 31, 2008, estimated fair values and respective carrying values of our notes payable and long-term debt were as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable – Merger	5(a)	$230,000	$230,000
Shareholder notes payable	5(b)	$40,000	$40,000
Note payable – Viejo Coro	5(c)	$37,006	$37,006
Other notes payable	5(d)	$45,500	$45,500
Long-term debt	6	$989,100	$989,100

As of December 31, 2007, estimated fair values and respective carrying values of our notes payable and long-term debt were as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable – Merger	5(a)	$230,000	$230,000
Shareholder notes payable	5(b)	$41,000	$41,000
Note payable – Viejo Coro	5(c)	$36,006	$36,006
Other notes payable	5(d)	$45,500	$45,500
Long-term debt	6	$989,100	$989,100

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in its financial statements.

The following table illustrates the components of derivative liabilities at March 31, 2008:

	Note	Compound derivative	Warrant liability	Other warrants	Total
$2,825,000 financing	7(a)	$217,021	$65,100	$-	$282,121
$ 600,000 financing	7(b)	696,350	-	-	696,350
$ 300,000 financing	7(c)	351,975	-	-	351,975
					$1,330,446

The following table illustrates the components of derivative liabilities at December 31, 2007:

	Note	Compound derivative	Warrant liability	Other warrants	Total
$2,825,000 financing	7(a)	$221,279	$93,000	$-	$314,279
$ 600,000 financing	7(b)	684,000			684,000
$ 300,000 financing	7(c)	-	-	-	-
					$998,279

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2008:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	7(a)	10,595,858	-	10,595,858
$ 600,000 Convertible note financing	7(b)	36,650,000	-	36,650,000
$ 300,000 Convertible note financing	7(c)	18,525,000	10,000,000	28,525,000
				75,770,858

The following table summarized the number of common shares indexed to the derivative financial instruments as of December 31, 2007:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	7(a)	10,839,069	9,300,000	20,139,069
$ 600,000 Convertible note financing	7(b)	36,000,000	-	36,000,000
$ 300,000 Convertible note financing	7(c)	-	-	-
				56,139,069

Share-based payments:

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

The Company uses all available information and appropriate techniques to develop its estimates. However, actual results could differ from its estimates.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the three months ended March 31, 2008 and 2007 of $910,406 and $28,558, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing. During the quarter ended March 31, 2008 the company raised $240,000 net of financing costs of $60,000.  Additionally, the company issued common stock in satisfaction of $85,641 of accounts payable, $1,500 of a note payable and related accrued interest, and of $3,750 of dividends payable.

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

NOTE 4 – DISCONTINUED OPERATIONS

Robotic Workspace Technologies

During the third quarter of 2007, the Company made the decision to discontinue operations including manufacturing, sales, and service production of the Universal Robot Controller due to a change in focus of the core business of the Company.  In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the assets associated with this discontinued operation have been reclassified to assets held for sale on the face of the accompanying consolidated balance sheet. The assets consist of machinery and equipment of $22,645 and inventory of $10,000.  Management intends to try and sell the assets.

Discontinued operations include the following:

	For the Three Months ended March 31
	2008	2007
Impairment loss	$-	$-
Loss on operations	(4,273)	(188,251)
	$(4,273)	$(188,251)

Revenues and pre-tax losses attributable to discontinued operations are as follows:

	For the Three Months ended March 31
	2008	2007
Revenues	$-	$16,520
Pre-tax losses	$(4,273)	$(188,251)

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

The components of the loss on disposal are as follows:

Assets sold to Purchaser
Accounts receivable	$52,546
Inventory	440,914
Machinery and equipment, net	49,230
Intangible assets, net	165,768
Liabilities assumed by Purchaser	(365,231)
Note payable assigned to Purchaser	(100,000)
Innova common stock returned by Purchaser	(35,700)
$207,527

Discontinued operations include the following:

	For the Three Months ended March 31
	2008		2007
Loss on disposal	$-	$
Income (Loss) on operations	-		(12,954)
	$-		$(12,954)

Revenues and pre-tax losses reclassified to discontinued operations on the accompanying statement of operations are as follows:

	For the Three Months ended March 31
	2008	2007
Revenues	$-	$19,854
Pre-tax losses	$-	$(12,954)

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2008 and December 31, 2007:

		March 31, 2008		December 31, 2007
		Third Party	Related Party	Third Party	Related Party
Note payable – Merger	5(a)	$230,000	$-	$230,000	$-
Shareholder notes payable	5(b)	-	40,000	-	41,000
Note payable – Viejo Coro	5(c)	-	37,006	-	36,006
Other notes payable	5(d)	45,500	-	45,500	-

		$275,500	$77,006	$275,500	$77,006

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

(b)  Shareholder notes payable:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. One note with a balance of $1,000 plus accrued interest was converted into common stock during the quarter ended March 31, 2008.  As of March 31, 2008, the unpaid balance of these short-term debt obligations is $40,000, which matured on December 31, 2006 and has not been repaid.  The shareholders of these notes have agreed to extend the terms to December 31, 2008.

 (c)  Note payable – Viejo Coro:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with Viejo Coro, Inc. discussed in Note 3 above, the Company has recognized a promissory note of $70,000, without interest, due to Viejo Coro, Inc. and payable during the twelve months ending May 15, 2007. As of March 31, 2008, the unpaid balance due to Viejo Coro, Inc. is $37,006. The Company has imputed interest at 10% per annum.  Imputed interest for the three months ended March 31, 2008 was $900.

(d) Other notes payable

Other notes payable consist of three notes to third parties with interest rates ranging from 5% to 10% and maturity dates through December 31, 2007.  The Company has imputed interest at 10% per annum on one of these notes.

NOTE 6 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's former chairman and CEO, a principal shareholder and founder of RWT. The balance outstanding at March 31, 2008 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration.  During 2007 and 2008 all payments were being applied to accrued interest.  Accrued interest at March 31, 2008 was approximately $61,800.  It is anticipated that during 2008 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet.  Interest paid during the quarter ended March 31, 2008 was $20,878.

NOTE 7 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
$2,825,000 financing 7(a)	$361,115	$311,107
$ 600,000 financing 7(b)	39,438	49,253
$ 300,000 financing 7(c)	53,243	-
	$453,796	$360,360

(a)  $2,825,000 Convertible debenture financing:

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

The Debentures mature on the third anniversary of the date of issuance (see Note 8 for debt maturity schedule). The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.04. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

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

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
December 18, 2006	$25,000	189,000
January 18, 2007	$55,000	509,165
March 1, 2007	$475,000	3,766,852
June 27 & 28, 2007	$100,000	1,751,313
July 23, 2007	$100,000	2,074,689
August 27, 2007	$100,000	2,463,054
September 26, 2007	$50,000	2,994,012
November 6, 2007	$50,000	4,424,779
January 18, 2008	$35,000	4,545,455
March 4, 2008	$35,000	5,737,705
March 25, 2008	$26,900	6,255,814

During the three months ended March 31, 2008 the company incurred losses in conjunction with the applicable redemptions of the convertible debt of $149,486.

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

(b) $600,000 Convertible debenture financing:

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

(c) $300,000 Convertible debenture financing:

On March 19, 2008, the Company consummated a Securities Purchase Agreement dated March 19, 2008 with Y.A. Global Investments for the sale by the Company to Y.A. Global Investments of its 14% secured convertible debentures in the aggregate principal amount of $300,000, net of deferred financing costs of $60,000 which was advanced immediately in March 2008.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 14% redemption premium plus accrued interest provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below).  In addition, beginning on the issuance date, Yorkville may require the Company to convert any amounts owed.  However, Cornell may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested conversions by either paying cash and a 14% redemption premium plus accrued interest or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the redemption.

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $364,800 at inception.  The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.

In connection with the issuance of this debenture the convertible debenture financings listed under Note 7(a) and Note 7(b) were restated to 14% debentures.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended March 31, 2008
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$556	$(6,848)	$(6,292)
$ 600,000 financing	-	950	-	950
$ 300,000 financing	(64,800)	12,825	-	(51,975)
	$(64,800)	$14,331	$(6,848)	$(57,317)

	Three Months ended March 31, 2007
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$245,033	$(457,168)	$(212,135)
$ 600,000 financing	-	-	-	-
$ 300,000 financing	-	-	-	-
	$-	$245,033	$(457,168)	$(212,135)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the note to zero. The discount, related deferred finance costs and future interest payments are amortized through periodic charges to interest expense using the effective interest method.  The change in fair value expense or income associated with the derivative instruments during the three months ended March 31, 2008 and 2007 amounted to approximately $57,300 and $212,100, respectively.

NOTE 8 - STOCK BASED COMPENSATION

Stock Options:

Compensation cost of $40,768 and $84,272 was recognized during the three months ending March 31, 2008 and 2007, respectively, for grants under the stock option plans.

During the first quarter of 2008 there were 1,600,000 options granted to employees at a weighted average price of $0.009.  These option vest evenly over a three year period from the date of grant and they expire ten years after the grant date.  The options issued in 2008 had a fair value of $5,340 on the grant date.  During the first quarter of 2008, 1,200,000 options were forfeited by employees upon termination.  Of the amount forfeited, none of the options were a part of the options granted in the first quarter.

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption ranging from 44.19% to 75.018%, risk-free rates ranging from 2.45% to 4.79% and the related term of the share-based payments of ten years.  In determining fair value of share-based payments as of March 31, 2008, management has estimated a forfeiture rate of 5%.

The following table summarized stock option and warrant activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2007	22,411,585	$0.05
Granted	1,600,000	0.01
Cancelled	(5,272,725)	(0.09)
Exercised	-	-
Outstanding, March 31, 2008	18,738,860	$0.03

NOTE 9 – OTHER STOCKHOLDERS’ EQUITY

a)

Issuances of common stock:

The following table summarizes common stock  issued  for services during the quarter ended March 31, 2008:

	Shares	Value
Directors fees	12,286,472	$122,858
Officer compensation	2,681,504	38,348
Professional fees	825,264	8,000
Officer retirement	3,136,179	27,387
	18,929,419	$196,593

b)

Preferred stock Series B:

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the Company concluded that their features are more akin to a debt instrument than an equity instrument, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Company’s evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price, and it further did not meet the conditions for equity classification. Therefore, the Company is required to bifurcate the embedded conversion feature and carry it as a liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $225,000 as of March 31, 2008.  This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet.  Fair value adjustments of $6,250 were charged to derivative income (expense) for the three months ended March 31, 2008.

c)

Outstanding warrants:

At  March 31, 2008, the Company had the following warrants outstanding:

	Note	Grant Date	Expiration Date	Warrants Granted	Exercise Price
Warrant to consultant		04/06/06	12/31/09	1,150,000	$0.130
Warrant to consultant		04/01/06	12/31/09	133,000	$0.171
$300,000 financing	7(b)	03/19/08	03/19/13	10,000,000	$0.020
				11,283,000

NOTE 10 – OTHER INCOME

On February 23, 2007, RWT entered into a Settlement Agreement (the “Settlement Agreement”) dated as of February 20, 2007 with AGG, Inc. and ABB Automation Technologies AB (collectively, “ABB) in which ABB agreed to make a settlement payment to RWT in the amount of $2,925,000 no later than March 2, 2007 in exchange for RWT filing a Stipulation of Dismissal with the Court to dismiss the Action with prejudice.  In addition, the parties agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action.  The settlement is recorded in other income.  Attorney and other related fees of approximately $1,063,000 related to the settlement are shown net in other income on the accompanying statement of operations.

NOTE 11 – SUBSEQUENT EVENTS

Series C convertible preferred stock:

All of the stockholders’ of Series C preferred stock, elected within ten days subsequent to the filing of the 2007 Form 10-KSB on April 15, 2008 to convert their Series C stock into common stock.  As a result 5,941,771 shares of common stock will be issued in exchange for the 35,000 shares of Series C preferred stock.  Additionally, the shareholders will receive one warrant for each share redeemed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Coroware, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Coroware, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

BACKGROUND

Coroware Inc (“the Company”) is a software and software professional services company with a strong focus on Information Technology integration and Robotics that delivers professional services, solutions and products that benefit customers in the software development, information technology, education, Homeland Security, military defense and automotive industry sectors. The Company has two operational subsidiaries:  CoroWare Technologies, Inc. and Robotic Workspace Technologies, Inc.

The operating plan of the Company is to principally focus on its subsidiary CoroWare Technologies, Inc., which delivers high value services and innovative solutions that maximize technology investments and achieve customer goals.  The company also intends to license RWT’s robotic control technology patents to original equipment manufacturers (OEMs), software development companies, and other interested parties.

The two operational subsidiaries are described below.

COROWARE TECHNOLOGIES, INC.

CoroWare Technologies, Inc. (“CTI”) is a software professional services company with a strong focus on Information Technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

CTI’s expertise includes the deployment and integration of computing platforms and applications, as well as the development of unmanned vehicle software and solutions for customers in the research, commercial, and homeland security market segments.  CTI shall continue to offer its high value software systems development and integration services that complement the growing trend in outsourced software development services in Asia, Latin America and Eastern Europe. In addition, CTI is investigating the potential of offering software solutions that complement its High Value Software Systems Development and Integration Services, especially in the areas of Interactive Multimedia Tools and Innovation Collaboration Portals.

CTI is comprised of three principal solutions delivery groups:

•

Microsoft Practice

•

Enterprise Business Solutions

•

Robotics and Automation

Microsoft Practice

As a member of the Microsoft® Vendor Program (MSVP) and Microsoft Partner Solution Center (MPSC), CTI provides release management, software systems development, and product integration services that help Microsoft employees and departments deliver high quality products, solutions and services. For example, CoroWare has been working closely with the Microsoft Customer Care Framework (CCF), helping the solutions team deliver a premium solution for worldwide deployment. CoroWare’s expertise in release management, product licensing, and marketing coordination have helped Microsoft expedite the development and market availability of Microsoft Customer Care Framework.

Release and Project Management

CTI's program managers are experts in Microsoft's product and solution development tools and processes. CTI uses that experience to create product specifications, develop project plans, and perform security and release management audits – with the objective of helping Microsoft deliver its solutions and products efficiently, affordably and on schedule.  CTI's senior consultants design complex testing and demonstration environments using the latest Microsoft virtualization technology, ensuring rapid, scalable and low-fault deployments.

Technology Adoption Lab Management

CTI's team of experienced hardware and software deployment engineers architect, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CoroWare engineers work side-by-side with Microsoft employees and partners to ensure that they can deploy and test applications on pre-release and newly released Microsoft platforms. CTI employees currently offer these services in two Microsoft data centers and labs.

Interactive Multimedia Solutions

CTI possesses the tools and experience to produce highly customizable electronic publications, providing Microsoft and other companies the opportunity to collect and publish electronic information in compelling, media-rich formats.

Enterprise Solutions

Solution Delivery

CTI is focused and will accelerate its sales and marketing efforts on customer engagements related to a key set of Microsoft products such as Microsoft Windows desktop and server platforms, server virtualization, and Microsoft CCF. CTI offers solutions, envisioning, design, development and testing services through architects and developers who are experienced in a range of Microsoft solutions and technologies.  In order to help accelerate solutions delivery revenues, CTI formally established its Near-Shore Outsourcing Practice to offer its customers affordable options for delivering IT Professional Services.

Service Oriented Business Applications (SOBA)

CTI’s software and systems engineering staff has many years experience with the development and deployment of application software that is based on XML web services and service-oriented architecture. According to International Data Corporation (IDC) the SOA market segment will continue to exhibit considerable growth with a CAGR (Compound Annual Growth Rate) of 75 percent from 2004 to 2009, reaching nearly $9 billion by 2009.

Knowledge Management and Collaboration Portals

By implementing proven workflow strategies, CTI delivers knowledge management solutions that maximize user experience and provide the foundation for effective organization and collaboration. According to IDC collaboration software revenue is forecasted to reach value of $2.0 billion in FY 08.

Robotics and Automation

Professional Services

CTI is focused on the global market for service robots and offers its robotic integration expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. The Company believes CTI is uniquely positioned with its knowledge of robotics simulation, Microsoft Robotics Studio, software systems development, and hardware and software integration services to help its customers deliver innovative product and solutions. For example, CoroWare has been working on projects that help customers simulate and develop complex robots based on Microsoft Robotic Studio.

Solutions and Products

In 2007, CTI began shipping the CoroBot, an affordable and flexible mobile robot for researchers, hobbyists and developers in the industrial and service robot segments. Some university customers are deploying CoroBots for use in various lab activities, including the development of swarm robotics applications designed to leverage groups of robots to complete complex tasks.

CTI designed the CoroBot to meet the need for affordable and flexible mobile robot platforms within the academic and commercial mobile robotics research and development community. Based on customer feedback, CoroWare believes that the availability of pre-installed Microsoft Robotics Studio® services will be viewed as a major advantage for users.

ROBOTIC WORKSPACE TECHNOLOGIES, INC.

During the first quarter of 2008, RWT formally began  investigations of licensing its robotic control technology patents to original equipment manufacturers, and other interested parties. RWT holds three pioneer patents issued by the United States Patent and Trademark Office that cover all applications pertaining to robotic and automation control systems for industrial and unmanned autonomous vehicle (UAV) applications.

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

Third Patent number 6,922,611 – awarded July 26, 2005 - Reflects the company’s R&D efforts in open-architecture PC control technology spearheaded by RWT.

At this moment, there is no guarantee that a market exists for selling licenses for these pioneer patents.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 31, 2007:

During the three-month period ended March 31, 2008 (the "2008 Period") revenues were $778,276 compared to revenues of $635,305 during the three-month period ended March 31, 2007 (the "2007 Period"). The 2008 Period revenue is entirely from CoroWare. Gross profit on these 2008 revenues amounted to $159,248 compared to $146,993 for the 2007 Period revenues.

Cost of revenues was $619,028 and $488,312 for the three months ended March 31, 2008 and 2007, respectively. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs.

Operating expenses were $686,008 during the 2008 Period compared to $961,398 during the 2007 Period.  Selling, general and administrative operating expenses were significantly lower in the 2008 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from continuing operations before other income was $526,760 during the 2008 Period compared to $814,405 in the 2007 Period.  Loss from continuing operations was $906,133 during the 2008 Period compared to income of $172,647 in the 2007 Period, because a settlement of a lawsuit during the first quarter of 2007 brought in $1,960,963 of Other Income that reduced those losses.  The loss from continuing operations would have been 1,989,521 for the period ended March 31, 2007 except for the impact of the settlement. Loss from discontinued operations was $4,273 during the 2008 period compared to $201,205 in the 2007 period, which are related to the operations from RWT and Altronics.

Net Loss applicable to common shareholders was $910,406 during the 2008 Period compared to $28,558 in the 2007 Period.

Weighted average shares outstanding were 136,663,873 during the 2008 Period compared to 78,309,538.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had current assets of $345,416 and current liabilities of $4,147,290. At March 31, 2008, we had negative working capital of $3,801,874 and an accumulated deficit of $18,330,126.

The Company will continue to seek funds through private placements as well as debt financing. The Company will also continue to investigate alternative sources of financing. As discussed in Note 7 above, on March 19, 2008, the Company consummated a Securities Purchase Agreement dated March 19, 2008 with Y.A. Global Investors providing for the sale by the Company to Y.A. Global Investors of its 14% secured convertible debentures in the aggregate principal amount of $300,000 of which $240,000 was advanced immediately, net of financing costs.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-KSB for the year ended December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

a)

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, to allow timely decision regarding required disclosure.

b)

Changes in Internal Controls.  During the quarter ended March 31, 2008, there were no changes in our internal control s over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Shares Issued	Sales Price
Common stock issued for services and compensation	18,929,419	$195,594
Redemption of convertible debt	16,538,974	155,443
Common stock issued in satisfaction of note payable	1,500,000	1,500
Common stock issued in satisfaction of Series B dividends	21,429	3,750
Common stock issued in conversion of Series B preferred stock	1,859,600	-
Common stock issued in satisfaction of debt	8,209,674	85,641

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)

No material default in the payment of principal, interest, a sinking fund or purchase fund installment, or any other material default not cured within 30 days exists as of the balance sheet date.

(b)

As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,696.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoroWare, Inc.

Date: May 20, 2008	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer Interim Chief Executive Officer

Date: May 20, 2008		/s/Robert G. Smith, Jr.
Robert G. Smith, Jr. Interim Chief Financial Officer

20