Form 10-Q
period 2008-06-30
CoroWare, Inc,
filed 2008-08-19
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

COMMISSION FILE NUMBER: 000-33231

———————

COROWARE, INC.

(EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

———————

Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

4074 148th Avenue NE

Redmond, WA 98052

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(800) 641-2676

(ISSUERREGISTRANT TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

INNOVA ROBOTICS & AUTOMATION, INC.

(FORMER NAME OR FORMER ADDRESS, IF CHANGED FROM LAST REPORT)

Securities registered pursuant to Section 12(b) of the Act: None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001

(TITLE OF CLASS)

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of August 15, 2008 there were 603,273,631 shares of the issuer's $.001 par value common stock issued and outstanding.

ii

COROWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements Of Operations

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4T.

Controls and Procedures

19

PART I – OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Submission of Matters to a Vote of Security Holders

21

Item 5.

Other Information

21

Item 6.

Exhibits

21

SIGNATURES

22

iii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$49,980	$205,058
Accounts receivable, net	108,135	96,976
Inventory	5,982	—
Other current assets	40,448	27,028
Total current assets	204,545	329,062

Property and equipment, net	38,992	38,424
Intangible assets, net	262,517	376,680
Other assets, net	4,815	4,815
Assets held for sale	32,645	32,645
Deferred finance costs	226,631	247,524

TOTAL ASSETS	$770,145	$1,029,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$24,777	$24,720
Accounts payable	1,040,127	1,285,050
Accrued expenses	934,986	430,951
Accrued expenses, related parties	437,512	511,587
Notes payable	275,500	275,500
Notes payable, related parties	121,406	104,506
Dividends payable	15,969	19,719
Derivative liability	101,429	998,279
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding	119,600	250,000
Total current liabilities	3,071,306	3,900,312

Long-term liabilities:
Convertible debt, net of discount	424,626	332,860
Long-term debt	989,100	989,100
Total liabilities	4,485,032	5,222,272

Stockholders’ deficit:
Preferred stock, Series C, $.001 par value, 500,000 shares authorized, 0 and 35,000 shares issued and outstanding	—	35
Common stock, $.001 par value, 900,000,000 shares authorized, 258,104,873 and 117,444,801 shares issued and outstanding, respectively	258,106	117,445
Additional paid-in capital	13,922,100	13,144,818
Accumulated deficit	(17,859,393)	(17,419,720)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(3,714,887)	(4,193,122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$770,145	$1,029,150

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$654,147	$1,106,014	$1,438,317	$1,741,312
Cost of revenues	559,989	915,735	1,185,822	1,404,046

Gross Profit	94,158	190,279	252,495	337,266

Operating expenses:
General and administrative	619,860	1,345,084	1,228,594	2,218,320
Sales and marketing	14,594	28,396	34,228	45,935
Depreciation and amortization	62,387	58,764	119,614	117,375
Total operating expenses	696,841	1,432,244	1,382,436	2,381,630

Loss from continuing operations before other income (expense)	(602,683)	(1,241,965)	(1,129,941)	(2,044,364)

Other income (expense):
Interest Income	90	8,143	93	13,667
Derivative income (expense)	1,371,059	866,570	1,336,123	654,435
Interest expense	(105,131)	(78,604)	(300,081)	(176,064)
Loss on extinguishment of debt	(192,602)	(385,008)	(342,088)	(1,053,103)

Income (loss) from continuing operations	470,733	(830,864)	(435,894)	(2,605,429)
Loss from discontinued operations	—	(357,439)	—	1,388,568

Net income (loss)	$470,733	$(1,188,303)	$(435,894)	$(1,216,861)

Net income (loss) per share:
Basic and diluted, continuing operations	$0.002	$(0.010)	$(0.002)	$(.030)
Basic and diluted, discontinued operations	$(0.000)	$(0.000)	$(0.000)	$.020
Weighted average shares outstanding:
Basic and diluted	200,074,507	86,062,215	182,289,202	81,355,035

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(435,894)	$(1,216,861)
Adjustments to reconcile net loss to net flows from operating activities:
Derivative (income) loss	(1,336,123)	(654,435)
Loss on extinguishment of debt	342,088	1,053,103
Common stock issued for services	283,666	485,428
Stock option expense	61,284	221,464
Depreciation and amortization	119,614	163,565
Amortization of debt discount	161,045	86,798
Amortization of deferred financing costs	79,546	60,653
Imputed interest	1,800	4,195
Changes in operating assets and liabilities:
Accounts receivable	(11,159)	8,420
Inventory	(5,982)	(298,684)
Other assets	(13,420)	(5,472)
Accounts payable	(27,248)	(103,186)
Accrued expenses	376,263	474,458
Deferred revenue	—	374,201
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(404,520)	653,647

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(8,458)	(29,285)
Acquisition of Altronics’ stock, net of cash acquired	—	(143,671)
NET CASH FLOWS USED BY INVESTING ACTIVITIES	(8,458)	(172,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt financing	240,000	—
Proceeds from new borrowings on notes payable	17,900	—
Proceeds from line of credit, net	—	32,555
Payments of notes payable	—	(36,456)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	257,900	(3,901)

NET INCREASE (DECREASE) IN CASH	(155,078)	476,790
Cash, beginning of period	205,058	584,349
Cash, end of period	$49,980	$1,061,139

Continued.

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months ended June 30, 2008 and 2007

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$33,691	$28,878
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B preferred stock and stock dividends to common	$28,750	$9,933
Common stock issued in satisfaction of note payable	$1,500	$—
Common stock issued for redemption of convertible debentures	$355,599	$1,263,772
Common stock issued in satisfaction of accrued liabilities	$208,449	$—
Conversion of Series C preferred stock	$35,000	$—
Common stock issued for purchase of software	$—	$42,500
Common stock issued for acquisition of Altronics	$—	$35,700

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Coroware, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB and prior reports for 2008. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CoroWare Technologies, Inc. (“CTI”), Innova Robotics, Inc. (“IR”), Robotic Workspace Technologies, Inc. (“RWT”), and Altronics Service, Inc. (“Altronics”) (Herein are referred to as the “Subsidiaries”). In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2007 as reported in Form 10-KSB have been omitted.

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

As of June 30, 2008, estimated fair values and respective carrying values of our notes payable and long-term debt were as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable – Merger	5(a)	$230,000	$230,000
Shareholder notes payable	5(b)	$40,000	$40,000
Note payable – Viejo Coro	5(c)	$36,006	$36,006
Third party notes payable	5(d)	$45,000	$45,000
Other notes payable	5(e)	$27,500	$27,500
Long-term debt	6	$989,100	$989,100

As of December 31, 2007, estimated fair values and respective carrying values of our notes payable and long-term debt were as follows:

Instrument	Note	Fair Value	Carrying Value
Note payable – Merger	5(a)	$230,000	$230,000
Shareholder notes payable	5(b)	$41,000	$41,000
Note payable – Viejo Coro	5(d)	$36,006	$36,006
Other notes payable	5(e)	$45,500	$45,500
Long-term debt	6	$989,100	$989,100

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The following table illustrates the components of derivative liabilities at June 30, 2008:

	Note	Compound derivative	Warrant liability	Other warrants	Total
$2,825,000 financing	7(a)	$15,460	$13,950	$—	$29,410
$ 600,000 financing	7(b)	48,639	—	—	48,639
$ 300,000 financing	7(c)	23,380	—	—	23,380
					$101,429

The following table illustrates the components of derivative liabilities at December 31, 2007:

	Note	Compound derivative	Warrant liability	Other warrants	Total
$2,825,000 financing	7(a)	$221,279	$93,000	$—	$314,279
$ 600,000 financing	7(b)	684,000			684,000
$ 300,000 financing	7(c)	—	—	—	—
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

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2008:

	Note	Conversion Features	Warrants	Total
Financing or other contractual arrangement:
$2,825,000 Convertible note financing	7(a)	10,306,800	6,324,000	16,630,800
$ 600,000 Convertible note financing	7(b)	32,426,301	—	32,426,301
$ 300,000 Convertible note financing	7(c)	15,586,849	10,000,000	25,586,849
				74,643,950

The following table summarized the number of common shares indexed to the derivative financial instruments as of December 31, 2007:

	Note	Conversion Features	Warrants	Total
Financing or other contractual arrangement:
$2,825,000 Convertible note financing	7(a)	10,839,069	9,300,000	20,139,069
$ 600,000 Convertible note financing	7(b)	36,000,000	—	36,000,000
$ 300,000 Convertible note financing	7(c)	—	—	—
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

Reclassifications:

Certain 2007 balances have been reclassified to conform to current year presentation.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the six months ended June 30, 2008 and 2007 of $435,894 and $1,216,861, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing. During the six months ended June 30, 2008 the company issued common stock in satisfaction of $208,449 of accounts payable.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available or, if available, will be on terms acceptable to the Company.

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

Discontinued operations include the following:

	For the Six Months Ended June 30
	2008	2007
Impairment loss	$—	$—
Loss on operations	—	(1,388,568)
	$—	$(1,388,568)

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Revenues attributable to discontinued operations are as follows:

	For the Six Months Ended June 30
	2008	2007
Revenues	$—	$125,909

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2008 and December 31, 2007:

		June 30, 2008		December 31, 2007
		Related Party	Other	Related Party	Other
Note payable – Merger	5(a)	$—	$230,000	$—	$230,000
Shareholder notes payable	5(b)	40,000	—	41,000	—
Note payable – Viejo Coro	5(c)	36,006	—	36,006	—
Note payable – Third party	5(d)	—	45,000		45,000
Other notes payable	5(e)	45,400	500	27,500	500

		$121,406	$275,500	$104,506	$275,500

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

(b) Shareholder notes payable:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. One note with a balance of $1,000 plus accrued interest was converted into common stock during the quarter ended March 31, 2008. At June 30, 2008, one note remains outstanding.  The shareholder holding this note has agreed to extend the term to December 31, 2008.

(c) Note payable – Viejo Coro:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with Viejo Coro, Inc. discussed in Note 3 above, the Company has recognized a promissory note of $70,000, without interest, due to Viejo Coro, Inc. and payable during the twelve months ending May 15, 2007. The Company has imputed interest at 10% per annum. Imputed interest for the three months ended June 30, 2008 was $900. This note was converted to common stock in July 2008.

(d) Notes payable – third party:

Note payable to a third party bearing interest at 5%; payable in 9 monthly installments of $5,000; maturing March 2008. This note was issued in conjunction with the purchase of 250,000 shares of common stock in a private company being held as an investment and included in other assets. The note holder has a security interest in the stock purchased. The note is currently in default and is accruing default interest at 18% ($8,100 through June 30, 2008).

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(e) Other notes payable

Other notes payable consist of four notes to third parties with interest rates ranging from 5% to 10% and maturity dates through December 31, 2007.  The Company has imputed interest at 10% per annum on one of these notes.  The other two notes did not have a set maturity date however, in July 2008 one note in the amount of $13,700 was repaid and the other note in the amount of $4,200 was converted to common stock.

NOTE 6 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's former chairman and CEO’s estate and spouse. The balance outstanding at June 30, 2008 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration. During 2007 and 2008 all payments were being applied to accrued interest. Accrued interest at June 30, 2008 was approximately $76,000. It is anticipated that during 2008 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet. Interest paid during the quarter ended June 30, 2008 was $4,813.

NOTE 7 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
$2,825,000 financing 7(a)	$392,044	$311,107
$ 600,000 financing 7(b)	27,197	49,253
$ 300,000 financing 7(c)	5,385	—
	$424,626	$360,360

(a) $2,825,000 Convertible debenture financing:

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell Capital Partners, LP n/k/a Y.A. Global Investments providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately and $575,000 was advanced in August concurrent with its filing of the Registration Statement with the Securities and Exchange Commission (SEC). The last installment of $1,000,000 was advanced on December 7, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
2006	$25,000	189,000
2007	$930,000	17,983,864
1st quarter of 2008	$96,900	16,538,974
2nd quarter of 2008	$117,200	48,612,087

During the three months ended June 30, 2008 and 2007 the company incurred losses in conjunction with the applicable redemptions of the convertible debt of $192,602 and $385,008, respectively. During the six months ended June 30, 2008 and 2007 the company incurred losses in conjunction with the applicable redemptions of the convertible debt of $342,088 and $1,053,103, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Under the Purchase Agreement, the Company also issued to Y.A. Global Investments five-year warrants to purchase 10,000,000 shares of Common Stock at a price equal to $0.002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months Ended June 30, 2008
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$—	$264,993	$(640)	$264,353
$ 600,000 financing	—	647,711	—	647,711
$ 300,000 financing	—	328,595	—	328,595
Preferred stock, Series B	—	130,400	—	130,400
	$—	$1,371,699	$(640)	$1,371,059

	Three Months Ended June 30, 2007
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$—	$1,104,578	$(238,008)	$866,570
$ 600,000 financing	—	—	—	—
$ 300,000 financing	—	—	—	—
Preferred stock, Series B	—	—	—	—
	$—	$1,104,578	$(238,008)	$866,570

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Six Months Ended June 30, 2008
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$—	$284,869	$(2,527)	$282,342
$ 600,000 financing	—	646,761	—	646,761
$ 300,000 financing	150,000	126,620	—	276,620
Preferred stock, Series B		130,400		130,400
	$150,000	$1,188,650	$(2,527)	$1,336,123

	Six Months Ended June 30, 2007
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$—	$873,596	$(219,161)	$654,435
$ 600,000 financing	—	—	—	—
$ 300,000 financing	—	—	—	—
Preferred stock, Series B	—	—	—	—
	$—	$873,596	$(219,161)	$654,435

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the note to zero. The discount, related deferred finance costs and future interest payments are amortized through periodic charges to interest expense using the effective interest method.

NOTE 8 - STOCK BASED COMPENSATION

Stock Options:

Compensation cost of $51,520 and $137,192 was recognized during the three months ending June 30, 2008 and 2007, respectively, for grants under the stock option plans. Compensation cost of $283,666 and $221,464 was recognized during the six months ending June 30, 2008 and 2007, respectively, for grants under the stock option plans.

During the second quarter of 2008 there were 1,100,000 options granted to employees at a weighted average price of $0.007. These option vest evenly over a three year period from the date of grant and they expire ten years after the grant date. The options issued in 2008 had a fair value of $6,600 on the grant date. During the second quarter of 2008, 600,000 options were forfeited by employees upon termination. None of those options granted in the second quarter were forfeited .

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption ranging from 44.19% to 75.018%, risk-free rates ranging from 2.45% to 4.79% and the related term of the share-based payments of ten years. In determining fair value of share-based payments as of June 30, 2008, management has estimated a forfeiture rate of 5%.

The following table summarized stock option and warrant activity:

	Total options	Weighted Average Price
Outstanding, December 31, 2007	22,411,585	$0.050
Granted	2,700,000	0.007
Cancelled	(5,872,725)	(0.091)
Exercised	—	—
Outstanding, June 30, 2008	19,238,860	$0.028

NOTE 9 – OTHER STOCKHOLDERS’ EQUITY

a) Issuances of common stock:

The following table summarizes common stock issued for services during the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Shares	Value	Shares	Value
Employee salaries	10,950,874	$35,520	10,950,874	$35,520
Officer compensation	2,000,000	16,000	4,681,504	54,348
Professional fees	26,096,244	122,808	26,921,508	130,808
Director fees	—	—	12,286,472	122,858
Officer retirement	—	—	3,136,179	27,387
	39,047,118	$174,328	57,976,537	$370,921

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $119,600 as of June 30, 2008. This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet. Fair value adjustments of $130,400 and $130,400 were charged to derivative income (expense) for the three and six months ended June 30, 2008.

c) Outstanding warrants:

At June 30, 2008, the Company had the following warrants outstanding:

	Note	Grant Date	Expiration Date	Warrants Granted	Exercise Price
Warrant to consultant		04/06/06	12/31/09	1,150,000	$0.130
Warrant to consultant		04/01/06	12/31/09	133,000	$0.171
$2,800,000 financing	7(a)	07/21/06	07/21/09 & 07/21/11	9,300,000	.25 - $1.00
$300,000 financing	7(b)	03/19/08	03/19/13	10,000,000	$0.020
				20,583,000

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

NOTE 11 – SUBSEQUENT EVENTS

The Company issued the following shares subsequent to June 30, 2008:

Shares issued in satisfaction of deferred salaries	96,778,153
Shares issued to settle note payable to Viejo Coro	138,096,429
Shares issued to settle contract with former officer	51,851,163
Shares issued to settle outstanding accounts payable with vendors	15,000,000
Shares issued in connection with Yorkville redemptions	43,171,429
344,897,174

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

Enterprise Solutions

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

ROBOTIC WORKSPACE TECHNOLOGIES, INC.

During the first quarter of 2008, RWT formally began investigations into licensing its robotic control technology patents to original equipment manufacturers, as well as selling its patents through a consignment patent auction.. RWT holds three pioneer patents issued by the United States Patent and Trademark Office that cover all applications pertaining to robotic and automation control systems for industrial and unmanned autonomous vehicle (UAV) applications.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007:

During the three-month period ended June 30, 2008 (the "2008 Period") revenues were $654,147 compared to revenues of $1,106,014 during the three-month period ended June 30, 2007 (the "2007 Period"). The 2008 Period revenue is entirely from CoroWare. Gross profit on these 2008 revenues amounted to $94,158 compared to $190,279 for the 2007 Period revenues.

Cost of revenues was $559,989 and $915,735 for the three months ended June 30, 2008 and 2007, respectively. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs.

Operating expenses were $696,841 during the 2008 Period compared to $1,432,244 during the 2007 Period. Selling, general and administrative operating expenses were significantly lower in the 2008 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from continuing operations before other income was $602,683 during the 2008 Period compared to $1,241,965 in the 2007 Period. Income from continuing operations was $470,733 during the 2008 Period compared to a loss of $830,864 in the 2007 Period. Loss from discontinued operations was $-0- during the 2008 period compared to $(357,439) in the 2007 period.

Derivative income was $1,371,059 during the 2008 Period compared to $866,570 in the 2007 Period.

Weighted average shares outstanding were 200,074,507 during the 2008 Period compared to 86,062,215 in the 2007 Period.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007:

During the six-month period ended June 30, 2008 (the "2008 Period") revenues were $1,438,317 compared to revenues of $1,741,312 during the six-month period ended June 30, 2007 (the "2007 Period"). Gross profit on these 2008 revenues amounted to $252,495 compared to $337,266 for the 2007 Period revenues.

Cost of revenues was $1,185,822 and $1,404,046 for the six months ended June 30, 2008 and 2007, respectively. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs.

Operating expenses were $1,382,436 during the 2008 Period compared to $2,381,090 during the 2007 Period. Selling, general and administrative operating expenses were significantly lower in the 2008 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from continuing operations before other income was $1,129,941 during the 2008 Period compared to $2,044,364 in the 2007 Period. Loss from continuing operations was $435,894 during the 2008 Period compared to a loss of $2,605,429 in the 2007 Period, Loss from discontinued operations was $-0- during the 2008 period compared to $1,388,568 in the 2007 period.

Derivative income was $1,366,123 during the 2008 Period compared to $654,435 in the 2007 Period.

Weighted average shares outstanding were 182,289,202 during the 2008 Period compared to 81,355,035 in the 2007 Period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had current assets of $204,545 and current liabilities of $4,147,290. At June 30, 2008, we had negative working capital of $3,942,745 and an accumulated deficit of $17,859,393.

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

Refer to Form 10-KSB for the year ended December 31, 2007.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T.

Controls and Procedures

a)

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, to allow timely decision regarding required disclosure.

b)

Changes in Internal Controls. During the quarter ended June 30, 2008, there were no changes in our internal control s over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and use of Proceeds

	Shares Issued	Sales Price
Common stock issued for services and compensation	39,047,118	$209,880
Redemption of convertible debt	48,612,087	$200,156
Common stock issued in conversion of Series C preferred stock	5,941,771	—

Item 3.

Defaults Upon Senior Securities

a)

No material default in the payment of principal, interest, a sinking fund or purchase fund installment, or any other material default not cured within 30 days exists as of the balance sheet date.

b)

As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

Item 6.

Exhibits

Exhibit Number	Description
31.1	Certification of Periodic Financial Reports by Lloyd Spencer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Martin Nielson in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Lloyd Spencer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Martin Nielson in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COROWARE, INC.

Date	Lloyd T. Spencer, Interim Chief Executive Officer

Date	Martin Nielson, Interim Chief Financial Officer

22