Form 10-Q
period 2008-09-30
CoroWare, Inc,
filed 2008-11-19
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

COROWARE, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-33231	95-4868120
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

4056 148th Avenue NE, Redmond, WA  98052

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 14, 2008 there were 863,937,063 shares of the issuer's $.001 par value common stock issued and outstanding.

COROWARE, INC.

SEPTEMBER 30, 2008

QUARTERLY REPORT

ON

FORM 10-Q

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

19

Item 4t.      Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

21

Item 1A.    Risk Factors

21

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.       Defaults Upon Senior Securities

22

Item 4.       Submission of Matters to a Vote of Security Holders

22

Item 5.       Other Information

22

Item 6.       Exhibits

22

SIGNATURES

23

PART I – FINANCIAL INFORMAION

ITEM 1.

FINANCIAL STATEMENTS

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$2,418	$205,058
Accounts receivable, net	134,982	96,976
Inventory	2,243	—
Other current assets	12,230	27,028
Total current assets	151,873	329,062
Property and equipment, net	69,603	38,424
Intangible assets, net	205,430	376,680
Other assets, net	4,815	4,815
Assets held for sale	32,645	32,645
Deferred financing costs	184,072	247,524
TOTAL ASSETS	$648,438	$1,029,150
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$31,825	$24,720
Accounts payable	992,377	1,285,050
Accrued expenses	883,648	430,951
Accrued expenses, related parties	441,950	511,587
Notes payable	275,500	275,500
Notes payable, related parties	189,200	104,506
Dividends payable	15,969	19,719
Derivative liability	20,709	998,279
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding	159,666	250,000
Total current liabilities	3,010,844	3,900,312
Long-term liabilities:
Convertible debt, net of discount	465,314	332,860
Long-term debt	989,100	989,100
Total liabilities	4,465,258	5,222,272
Stockholders’ deficit:
Preferred stock, Series C, $.001 par value, 500,000 shares authorized, 0 and 35,000 shares issued and outstanding	—	35
Common stock, $.001 par value, 900,000,000 shares authorized, 719,037,063 and 117,444,801 shares issued and outstanding, respectively	719,037	117,445
Additional paid-in capital	13,833,929	13,144,818
Accumulated deficit	(18,334,086)	(17,419,720)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(3,816,820)	(4,193,122)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$648,438	$1,029,150

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$495,688	$1,056,456	$1,934,004	$2,901,631
Cost of revenues	326,307	921,486	1,512,125	2,280,791

Gross Profit	169,381	134,970	421,879	620,840

Operating expenses:
General and administrative	322,628	933,463	1,551,217	4,340,338
Sales and marketing	61,247	32,284	95,475	77,380
Depreciation and amortization	59,862	71,686	179,476	189,061
Total operating expenses	443,737	1,037,433	1,826,168	4,606,779

Loss from continuing operations before other income (expense)	(274,356)	(902,463)	(1,404,289)	(3,985,939)

Other income (expense):
Interest Income	—	2,403	93	16,071
Derivative income (expense)	40,620	1,564,535	1,376,743	2,218,970
Interest expense	(135,295)	(106,193)	(435,380)	(332,839)
Loss on extinguishment of debt	(105,662)	(332,240)	(447,750)	(1,385,343)
Other income	—	—	—	2,925,000

Income (loss) from continuing operations	(474,693)	226,042	(910,583)	(544,080)
Loss from discontinued operations	—	(593,656)	—	(1,040,395)

Net income (loss)	$(474,693)	$(367,614)	$(910,583)	$(1,584,475)

Net income (loss) per share:
Basic and diluted, continuing operations	$(0.001)	$(0.00)	$(0.003)	$(0.01)
Basic and diluted, discontinued operations	$(0.000)	$(0.01)	$(0.000)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	485,511,405	91,745,639	305,636,748	89,544,612

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(910,583)	$(1,584,475)
Adjustments to reconcile net loss to net flows from operating activities:
Derivative (income) loss	(1,376,743)	(2,218,970)
Loss on extinguishment of debt	447,750	1,385,305
Common stock issued for services	423,170	485,428
Impairment loss	—	333,890
Stock option expense	81,187	319,995
Depreciation and amortization	179,476	235,251
Amortization of debt discount	213,963	144,859
Amortization of deferred financing costs	121,369	88,043
Imputed interest	2,400	5,445
Gain on settlement of liabilities with stock	(9,529)	—
Changes in operating assets and liabilities:
Accounts receivable	(38,006)	(27,539)
Inventory	(2,243)	(356,063)
Other assets	14,799	(80,846)
Accounts payable	(55,434)	25,430
Accrued expenses	378,880	560,073
Deferred revenue	—	233,603
NET CASH FLOWS USED BY OPERATING ACTIVITIES	(529,544)	(450,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(41,844)	(61,470)
Sale of Altronics, net of cash returned, liabilities assumed and note receivable from purchaser	—	107,527
Acquisition of Altronics’ stock, net of cash acquired	—	(143,671)
NET CASH FLOWS USED BY INVESTING ACTIVITIES	(41,844)	(97,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt financing	240,000	—
Proceeds from new borrowings on notes payable	135,400	—
Proceeds from line of credit, net	7,048	124,913
Payments of notes payable	(13,700)	(90,524)
NET CASH PROVIDED BY FINANCING ACTIVITIES	368,748	34,389

NET INCREASE (DECREASE) IN CASH	(202,640)	(513,796)
Cash, beginning of period	205,058	584,349
Cash, end of period	$2,418	$70,553

Continued.

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$19,963	$57,648
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B preferred stock and stock dividends to common	$3,750	$9,933
Common stock issued in satisfaction of note payable	$44,925	$—
Common stock issued for redemption of convertible debentures	$462,141	$1,617,694
Common stock issued in satisfaction of accrued liabilities	$301,585	$—
Conversion of Series C preferred stock	$35	$—
Common stock issued for purchase of software	$—	$42,500
Common stock issued for acquisition of Altronics	$—	$35,700
Notes payable forgiven in sale of Altronics’ assets	$—	$100,000
Treasury stock assumed in sale of Altronics’ assets	$—	$35,700

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

As of September 30, 2008, estimated fair values and respective carrying values of our notes payable and long-term debt were as follows:

Instrument	Note	Fair Value	Carrying Value
Notes payable – Merger	5(a)	$230,000	$230,000
Notes payable – Shareholders	5(b)	$120,000	$120,000
Notes payable – Third party	5(d)	$45,000	$45,000
Notes payable – Yorkville	5(e)	$37,500	$37,500
Other notes payable	5(f)	$31,700	$31,700
Long-term debt	6	$989,100	$989,100

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

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table illustrates the components of derivative liabilities at September 30, 2008:

	Note	Compound derivative	Warrant liability	Other warrants	Total
$2,825,000 financing	7(a)	$3,094	$2,790	$—	$5,884
$ 600,000 financing	7(b)	9,994	—	—	9,994
$ 300,000 financing	7(c)	4,831	—	—	4,831
					$20,709

The following table illustrates the components of derivative liabilities at December 31, 2007:

	Note	Compound derivative	Warrant liability	Other warrants	Total
$2,825,000 financing	7(a)	$221,279	$93,000	$—	$314,279
$ 600,000 financing	7(b)	684,000	—	—	684,000
$ 300,000 financing	7(c)	—	—	—	—
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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2008:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total

$2,825,000 Convertible note financing	7(a)	$10,313,984	$9,300,000	$19,613,948
$ 600,000 Convertible note financing	7(b)	33,313,973	—	33,313,973
$ 300,000 Convertible note financing	7(c)	16,104,658	10,000,000	26,104,658
				$79,032,579

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarized the number of common shares indexed to the derivative financial instruments as of December 31, 2007:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total

$2,825,000 Convertible note financing	7(a)	$10,839,069	$9,300,000	$20,139,069
$ 600,000 Convertible note financing	7(b)	36,000,000	—	36,000,000
$ 300,000 Convertible note financing	7(c)	—	—	—
				$56,139,069

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

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the nine months ended September 30, 2008 and 2007 of $910,583 and $1,584,475, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing. During the nine months ended September 30, 2008 the company issued common stock in satisfaction of $301,585 of accounts payable and accrued liabilities.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN (continued)

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

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2008 and December 31, 2007:

		September 30, 2008		December 31, 2007
		Related Party	Other	Related Party	Other
Notes payable – Merger	5(a)	$—	$230,000	$—	$230,000
Notes payable – Shareholders	5(b)	120,000	—	41,000	—
Note payable – Viejo Coro	5(c)	—	—	36,006	—
Note payable – Third party	5(d)	—	45,000		45,000
Note payable – Yorkville	5(e)	37,500
Other notes payable	5(f)	31,700	500	27,500	500
		$189,200	$275,500	$104,506	$275,500

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

(b)

Notes payable - Shareholders:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. All of this short-term debt bears interest at the rate of 10% per annum and is due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. One note with a balance of $1,000 plus accrued interest was converted into common stock during the quarter ended March 31, 2008. At September 30, 2008, one $40,000 note remains outstanding.  The shareholder holding this note has agreed to extend the term to December 31, 2008.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 5 - NOTES PAYABLE (continued)

Additionally, during the third quarter of 2008, the Company entered into various uncollateralized notes with shareholders aggregating $85,000. The notes bear interest at 18% and mature at various dates through 2009. As additional consideration for entering into these notes, the Company offered each note holder common stock in the Company equivalent to 10% of the principal balance of their note. This was recorded as an inducement expense of $5,760.

(c)

Note payable – Viejo Coro:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with Viejo Coro, Inc., the Company recognized a promissory note of $70,000, without interest, due to Viejo Coro, Inc. and payable during the twelve months ending May 15, 2007. The Company imputed interest at 10% per annum. Imputed interest for the three months ended September 30, 2008 was $900. This note was converted to common stock in August 2008.

(d)

Notes payable – third party:

Note payable to a third party bearing interest at 5%; payable in 9 monthly installments of $5,000; maturing March 2008. This note was issued in conjunction with the purchase of 250,000 shares of common stock in a private company being held as an investment and included in other assets. The note holder has a security interest in the stock purchased. The note is currently in default and is accruing default interest at 18% ($10,125 through September 30, 2008).

(e)

Notes payable – Yorkville:

During August 2008, the Company entered into 2 short-term notes with Yorkville bearing interest at 18% and maturing in December 2008.  As additional consideration for entering into these notes, the Company offered Yorkville common stock in the Company equivalent to 10% of the principal balance of the notes. This was recorded as an inducement expense of $3,500.

(f)

Other notes payable

Other notes payable consist of two notes to third parties with interest rates ranging from 0% to 10% and maturity dates through December 31, 2007. The Company has imputed interest at 10% per annum on one of these notes.

NOTE 6 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's former chairman and CEO’s estate and spouse. The balance outstanding at September 30, 2008 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration. During 2007 and 2008 all payments were being applied to accrued interest. Accrued interest at September 30, 2008 was approximately $71,000. It is anticipated that during 2008 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet. Interest paid during the three and nine months ended September 30, 2008 was $14,439 and $19,252, respectively.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 7 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
$2,825,000 financing 7(a)	$407,488	$324,576
$ 600,000 financing 7(b)	48,251	8,284
$ 300,000 financing 7(c)	9,575	—
	$465,314	$332,860

(a)

$2,825,000 Convertible debenture financing:

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Cornell Capital Partners, LP n/k/a Y.A. Global Investments providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately and $575,000 was advanced in August 2006 concurrent with its filing of the Registration Statement with the Securities and Exchange Commission (SEC). The last installment of $1,000,000 was advanced on December 7, 2006.

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

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 7 - CONVERTIBLE DEBT (continued)

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
2006	$25,000	189,000
2007	$930,000	17,983,864
1st quarter of 2008	$96,900	16,538,974
2nd quarter of 2008	$117,200	48,612,087
3rd quarter of 2008	$54,840	97,071,429

During the three months ended September 30, 2008 and 2007 the company incurred losses in conjunction with the applicable redemptions of the convertible debt of $105,662 and $332,240, respectively. During the nine months ended September 30, 2008 and 2007 the company incurred losses in conjunction with the applicable redemptions of the convertible debt of $447,750 and $1,385,343, respectively.

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $1,108,250 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control. The fair value allocated to the warrants instruments was $637,700 at inception. The remaining $79,050 was recorded as derivative loss.

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

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 7 - CONVERTIBLE DEBT (continued)

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $778,350 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.

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

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $364,800 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 7 - CONVERTIBLE DEBT (continued)

In connection with the issuance of this debenture the convertible debenture financings listed under Note 7(a) and Note 7(b) were restated to 14% debentures.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months Ended September 30, 2008
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$—	$23,526	$(34)	$23,492
$ 600,000 financing	—	38,645	—	38,645
$ 300,000 financing	—	18,549	—	18,549
Preferred stock, Series B	—	(40,046)	—	(40,066)
	$—	$40,654	$(34)	$40,620

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Nine Months Ended September 30, 2008
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$—	$308,398	$(2,564)	$305,834
$ 600,000 financing	—	685,406	—	685,406
$ 300,000 financing	150,000	145,169	—	295,169
Preferred stock, Series B	—	90,334	—	90,334
	$150,000	$1,229,307	$(2,564)	$1,376,743

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

NOTE 8 - STOCK BASED COMPENSATION

Stock Options:

Compensation cost of $19,903 and $98,531 was recognized during the three months ending September 30, 2008 and 2007, respectively, for grants under the stock option plans. Compensation cost of $81,187 and $319,995 was recognized during the nine months ending September 30, 2008 and 2007, respectively, for grants under the stock option plans.

During the third quarter of 2008 there were no options granted to employees. During the third quarter of 2008, 7,626,862 options were forfeited by employees upon termination.

For new share-based payments made after adoption of SFAS 123(R), the Company has estimated fair value at the date of grant using the Flexible Binomial Model, which includes a volatility assumption ranging from 44.19% to 75.018%, risk-free rates ranging from 2.45% to 4.79% and the related term of the share-based payments of ten years. In determining fair value of share-based payments as of September 30, 2008, management has estimated a forfeiture rate of 5%.

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 8 - STOCK BASED COMPENSATION (continued)

The following table summarizes stock option and warrant activity:

	Total options	Weighted Average Price
Outstanding, December 31, 2007	22,411,585	$0.050
Granted	2,700,000	0.008
Cancelled	(13,138,587)	(0.047)
Exercised	—	—
Outstanding, September 30, 2008	11,972,998	$0.023

NOTE 9 – OTHER STOCKHOLDERS’ EQUITY

a)

Issuances of common stock:

The following table summarizes common stock issued for services during the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Shares	Value	Shares	Value
Employee salaries	103,384,816	$99,897	122,757,738	$229,614
Professional fees	79,0S75,000	38,960	114,553,256	325,048
Director fees	—	—	7,927,270	79,270
Officer retirement	94,551,163	63,436	97,687,342	90,823
	277,010,979	$202,293	342,925,606	$724,755

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $159,666 as of September 30, 2008. This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet. Fair value adjustments of ($40,066) and $90,334 were charged to derivative income (expense) for the three and nine months ended September 30, 2008.

c)

Outstanding warrants:

At September 30, 2008, the Company had the following warrants outstanding:

	Note	Grant Date	Expiration Date	Warrants Granted	Exercise Price
Warrant to consultant		04/06/06	12/31/09	1,150,000	$0.130
Warrant to consultant		04/01/06	12/31/09	133,000	$0.171
$2,800,000 financing	7(a)	07/21/06	07/21/09 & 07/21/11	9,300,000	$.25 - $1.00
$300,000 financing	7(b)	03/19/08	03/19/13	10,000,000	$0.020
				20,583,000

COROWARE, INC.

F/K/A INNOVA ROBOTICS & AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The Company issued the following shares subsequent to September 30, 2008:

Shares issued for employee compensation	20,300,000
Shares issued to settle outstanding accounts payable with vendors	23,900,000
Shares issued in connection with Yorkville redemptions	100,700,000
144,900,000

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

BACKGROUND

Coroware, Inc (the “Company”) is a software and software professional services company with a strong focus on Information Technology integration and Robotics that delivers professional services, solutions and products that benefit customers in the software development, information technology, education, Homeland Security, military defense and automotive industry sectors. The Company has two operational subsidiaries:  CoroWare Technologies, Inc. and Robotic Workspace Technologies, Inc.

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

COROWARE TECHNOLOGIES, INC.

CoroWare Technologies, Inc. (“CTI”) is a software professional services company with a focus on Information Technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

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

ROBOTIC WORKSPACE TECHNOLOGIES, INC.

During the first quarter of 2008, RWT formally began investigations into licensing its robotic control technology patents to original equipment manufacturers, as well as selling its patents through a consignment patent auction. RWT holds three pioneer patents issued by the United States Patent and Trademark Office that cover all applications pertaining to robotic and automation control systems for industrial and unmanned autonomous vehicle (UAV) applications.

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

During this quarter, Robotic Workspace Technologies entered into a consignment sale agreement with Ocean Tomo Auctions to sell its robotic control technology patents. There is no assurance that these patents can or will be sold successfully at auction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007:

During the three-month period ended September 30, 2008 (the "2008 Period") revenues were $495,688 compared to revenues of $1,056,456 during the three-month period ended September 30, 2007 (the "2007 Period"). The 2008 Period revenue is entirely from CoroWare. Gross profit on these 2008 revenues amounted to $169,381 compared to $134,970 for the 2007 Period revenues.

Cost of revenues was $326,307 and $921,486 for the three months ended September 30, 2008 and 2007, respectively. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs.

Operating expenses were $443,737 during the 2008 Period compared to $1,037,433 during the 2007 Period. Selling, general and administrative operating expenses were significantly lower in the 2008 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from continuing operations before other income was $274,356 during the 2008 Period compared to $902,463 in the 2007 Period. Loss from continuing operations was $474,693 during the 2008 Period compared to income of $226,042 in the 2007 Period. Loss from discontinued operations was $-0- during the 2008 period compared to a loss of $593,656 in the 2007 period.

Derivative income was $40,620 during the 2008 Period compared to $1,564,535 in the 2007 Period.

Weighted average shares outstanding were 485,511,405 during the 2008 Period compared to 91,745,639 in the 2007 Period.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007:

During the nine-month period ended September 30, 2008 (the "2008 Period") revenues were 1,934,004 compared to revenues of $2,901,631 during the nine-month period ended September 30, 2007 (the "2007 Period"). Gross profit on these 2008 revenues amounted to $421,879 compared to $620,840 for the 2007 Period revenues.

Cost of revenues was $1,512,125 and $2,280,791 for the nine months ended September 30, 2008 and 2007, respectively. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs.

Operating expenses were $1,826,168 during the 2008 Period compared to $4,606,779 during the 2007 Period. Selling, general and administrative operating expenses were significantly lower in the 2008 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from continuing operations before other income was $1,404,289 during the 2008 Period compared to $3,985,939 in the 2007 Period. Loss from continuing operations was $910,583 during the 2008 Period compared to a loss of $544,080 in the 2007 Period, Loss from discontinued operations was $-0- during the 2008 period compared to $1,040,395 in the 2007 period.

Derivative income was $1,376,743 during the 2008 Period compared to $2,218,970 in the 2007 Period.

Weighted average shares outstanding were 305,636,748 during the 2008 Period compared to 89,544,612 in the 2007 Period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had current assets of $151,873 and current liabilities of $3,010,844. At September 30, 2008, we had negative working capital of $2,858,971 and an accumulated deficit of $18,334,086.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-KSB for the year ended December 31, 2007.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

a)

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, to allow timely decision regarding required disclosures.

b)

Changes in Internal Controls. During the quarter ended September 30, 2008, there were no changes in our internal control s over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, no shares of the Company’s Series B preferred stock were converted into shares of the Company’s common stock.

During the quarter ending September 30, 2008, the following common shares of the Company were issued:

In August, the Company issued 86,849,782 shares to Viejo Coro in satisfaction of a note payable in the amount of $46,006, accrued interest of $8,663 and unpaid performance bonuses of $14,388 earned in 2007.

In August, the Company issued 5,000,000 shares to Koger Consulting in satisfaction of $4,500 in accrued consulting fees.

In August and September, the Company issued 30,000,000 shares to Arturo Fernandois in satisfaction of accrued consulting fees of $17,000.

In August, the Company issued 4,375,000 shares to YA Global Investments, L.P. as an inducement to loan the Company $37,500 under two note payable arrangements. At the time of issuance, the value of the shares was equal to 10% of the principal balance of the respective notes. These notes payable bear interest at 18% and mature in December 2008.

In September, the Company issued 1,200,000 shares to Jim Suthers, 6,000,000 shares to Raphael Cariou, and 12,000,000 shares to Amy Spencer as inducements to lend the Company $5,000, $25,000 and $50,000, respectively. At the time of issuance, the value of the shares was equal to 10% of the principal balance of the respective notes.

These notes payable bear interest at 18% and mature at various dates throughout the first quarter of 2009.

In September, the Company issued 8,000,000 shares to Linda Robison in satisfaction of $4,000 in accrued services.

In September, the Company issued 12,500,000 shares to Gregory Sichenzia in satisfaction of $5,000 in accrued legal fees.

In the third quarter, the Company issued 17,512,890 shares to Raphael Cariou for $19,590 in deferred salary.

In the third quarter, the Company issued 1,085,482 shares to Bob Byam for $1,152 in deferred salary.

In the third quarter, the Company issued 16,435,136 shares to Jon Mandrell for $16,154 in deferred salary.

In the third quarter, the Company issued 1,343,284 shares to Kevin Sikorski for $1,100 in deferred salary.

In the third quarter, the Company issued 6,386,440 shares to Jim Suthers for $5,542.63 in deferred salary.

In the third quarter, the Company issued 8,960,000 shares to Frank Robison for $9,284 in accrued salary, bonus and paid time off.

In the third quarter, the Company issued 15,000,000 shares to Lloyd Spencer for $14,680 in deferred salary.

In the third quarter, the Company issued 15,000,000 shares to David Hyams for $9,221 in deferred salary.

In the third quarter, the Company issued 16,890,000 shares to Martin Harvey in satisfaction of a $13,643 commission earned on a sale.

In the third quarter, the Company issued 1,500,000 shares to Sara Grand for a $750 bonus.

In the third quarter, the Company issued 1,500,000 shares to Alan Yoshinaga for a $750 bonus.

In the third quarter, the Company issued 1,500,000 shares to Rob Mackie for a $600 bonus.

In the third quarter, the Company issued 94,551,163 shares to Connie Weisel towards salary and bonus due to her late husband, Walt Weisel, former CEO of the Company. The Employment Termination and Retirement Agreement between the Company and

Mr. Weisel, which was executed on December 18, 2007, calls for a monthly salary of $10,000 through November 2008. In addition, the Agreement called for a stock bonus of 2,700,000 shares to be paid out in equal installments of 700,000 per quarter.

During the third quarter, the Company issued 97,071,429 shares to YA Global Investments, L.P. upon the receipt of conversion notices on the $2,825,000 debenture financing. The debenture balance was reduced by $54,840 due to these conversions. The $2,825,000 debenture is convertible into shares of the Company’s common stock at the lesser of (1) $0.04 or ninety five percent (95%) of the lowest closing bid price, as quoted by Bloomberg LP, of the Company’s common stock for thirty (30) trading days immediately preceding a conversion date, not to go below par value ($0.001).

All of the above securities were offered and sold to the parties in private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

(a)

No material default in the payment of principal, interest, a sinking fund or purchase fund installment, or any other material default not cured within 30 days exists as of the balance sheet date.

(b)

As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of$ 15,969.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On November 17, 2008, the Board of Directors of the Company held a special meeting and  voted unanimously to remove Martin Nielson as the Interim Chief Financial Officer of the Company because his availability had become extremely limited.  Lloyd Spencer, the Interim CEO for the Company, was appointed as the Interim Chief Financial Officer until a replacement is appointed.

ITEM 6.

EXHIBITS

31.1	Certification of Periodic Financial Reports by Lloyd Spencer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Lloyd T. Spencer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Lloyd Spencer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Lloyd T. Spencer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoroWare, Inc.

November 19, 2008	By:	/s/ Lloyd T. Spencer
Date		Lloyd T. Spencer, Interim Chief Executive Officer

November 19, 2008	By:	/s/ Lloyd T. Spencer
Date		Lloyd T. Spencer Interim Chief Financial Officer

23