Form 10-K
period 2008-12-31
CoroWare, Inc,
filed 2009-05-18
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

———————

COROWARE, INC.

 (Exact Name of the Company as Specified in its Charter)

———————

Delaware	95-4868120
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4056 148th Avenue NE, Redmond, WA 98052

(Address of Principal Executive Offices)

(800) 641-2676

(Issuer registrant Telephone Number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

INNOVA ROBOTICS & AUTOMATION, INC.

(Former Name or Former Address, If Changed From Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001

(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) the Act. Yes ☐  No ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of March 31, 2009, was $527,251. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 31, 2009 there were 878,752,920 shares of the issuer's $.001 par value common stock issued and outstanding.

INDEX

PART I

Item 1.          Business

2

Item 1A.       Risk Factors

6

Item 1B.       Unresolved Staff Comments

6

Item 2.          Properties

6

Item 3.          Legal Proceedings

6

Item 4.          Submission Of Matters To A Vote Of Security Holders.

6

PART II

Item 5.          Market For Registrant’s Common Equity And Related Stockholder Matters
And Issuer Purchases Of Equity Securities

7

Item 6.          Selected Financial Data

9

Item 7           Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

9

Item 7A.       Quantitative And Qualitative Disclosures About Market Risk

15

Item 8           Financial Statements

15

Item 9.          Changes In And Disagreements With Accountants On Accounting And Financial

15

Item 9A.       Controls And Procedures

15

Item 9B.          Bother Information

16

PART III

Item 10.        Directors, Executive Officers, And Corporate Governance

17

Item 11.        Executive Compensation

19

Item 12.        Security Ownership Of Certain Beneficial Owners And Management And
Related Stockholder Matters

24

Item 13.        Certain Relationships And Related Transactions And Director Independence

25

Item 14.        Principal Accountant Fees And Services

26

PART IV

Item 15.        Exhibits

27

Signatures

31

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “CoroWare,” “the Company,” “we,” “us,” and “our” refer to CoroWare, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

The Company undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.

BUSINESS

Overview

CoroWare, Inc (“CoroWare” or the “Company”) is a software and software professional services company with a strong focus on Information Technology integration and Robotics that delivers professional services, solutions and products that benefit customers in the software development, information technology, education, Homeland Security, military defense and automotive industry sectors. The Company has four subsidiaries: CoroWare Technologies, Inc. (“CTI”), Innova Robotics, Inc, Robotics Software Services, Inc., and Robotic Workspace Technologies, Inc.(“RWT”). The operating plan of the Company is to focus on its subsidiary CTI which delivers high value services and innovative solutions that maximize technology investments and achieve customer goals.

During 2007 and 2008 the Company’s subsidiary Innova Robotics Inc. had no business operations, no revenues, no assets, no liabilities and no expenditures; however it still remains a wholly owned subsidiary of the Company. CTI has consolidated and assumed all of the Company’s and its other subsidiaries development and engineering initiatives. In 2007, the Company purchased then subsequently sold the assets subject to its liabilities of Altronics Service, Inc, which was re-named Robotics Software Services, Inc. In 2007, RWT ceased all operations including manufacturing, sales and service of the Universal Robot Controller. The Company intends to sell RWT’s robotic control technology patents to interested parties. However, there is no guaranty that there is a market for them.

Employees

As of March 31, 2009, the Company had a total of twenty four (24) employees (of which 15 are full time) and several independent contractors providing services. None of our employees are covered by the by collective bargaining agreements. The Company believes that its relations with its employees are good.

Three of the subsidiaries are described below.  The fourth subsidiary has been inactive from inception.

COROWARE TECHNOLOGIES, INC.

CTI is a software professional services company with a strong focus on Information Technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

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

CTI is comprised of two principal solutions delivery groups:

•

Business Solutions

•

Robotics and Automation

Business Solutions

CTI provides release management, software systems development, and product integration services that help our customers deliver high quality products, solutions and services.

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

Technology Adoption Lab Management

CTI's team of experienced hardware and software deployment engineers architect, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CTI engineers work side-by-side with Microsoft employees and partners to ensure that they can deploy and test applications on pre-release and newly released Microsoft platforms. CTI employees currently offer these services in two Microsoft data centers and labs.

Interactive Multimedia Solutions

CTI possesses the tools and experience to produce highly customizable electronic publications, providing Microsoft and other companies the opportunity to collect and publish electronic information in compelling, media-rich formats.

Solution Delivery

CTI is focused on delivering solutions around a key set of Microsoft products. CTI offers solutions, envisioning, design, development and testing services through architects and developers who are experienced in a range of Microsoft solutions and technologies.

Telepresence

In early 2009, CTI launched its telepresence initiative in order to address the needs of enterprise customers with distributed business operations that and are turning to new technologies to address the cost of doing business in a world that is increasing dependent on suppliers and partners and customers worldwide. In order to overcome these challenges, enterprise customers are looking for solutions that are demonstrably effective and operationally affordable.

Consistent with this apparent demand, International Data Corporation, ABI Research and Gartner Group listed telepresence as one of their 10 top growth areas in 2009 that promises to grow into a $1B marketplace in the upcoming decade.

To begin addressing this growing market segment, CTI began selling an affordable and scalable high-definition multi-point telepresence solution that can be deployed in conference rooms and on individuals’ desktops/laptops through its reseller partnership with Vidyo.

Moreover, CTI has proposed acquiring LTC International to leverage its in-depth knowledge of application services that we believe will help the Company more expeditiously enter the personal telepresence marketplace. LTC was formed in 1992 with the goal of helping service providers and telecommunications companies meet their growing needs for dependable systems and software solutions.

Robotics and Automation

Professional Services

CTI is focused on the global market for service robots and offers its robotic integration expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. The Company believes CTI is uniquely positioned with its knowledge of robotics simulation, Microsoft Robotics Studio, software systems development, and hardware and software integration services to help its customers deliver innovative product and solutions. For example, CTI has been working on projects that help customers simulate and develop complex robots based on Microsoft Robotic Studio.

Solutions and Products

In May 2007, CTI began shipping the CoroBot, an affordable and flexible mobile robot for researchers, hobbyists and developers in the industrial and service robot segments. Some university customers are deploying CoroBots for use in various lab activities, including the development of swarm robotics applications designed to leverage groups of robots to complete complex tasks.

CTI designed the CoroBot to meet the need for affordable and flexible mobile robot platforms within the academic and commercial mobile robotics research and development community. Based on customer feedback, CTI believes that the availability of pre-installed Microsoft Robotics Studio® services will be viewed as a major advantage for users.

ROBOTIC WORKSPACE TECHNOLOGIES, INC.

During the third quarter of 2007 RWT ceased all operations including manufacturing, sales and service of the Universal Robot Controllers (URC). The Company intends to sell RWT’s robotic control technology patents. There is no guarantee that there is a market for them.

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

ROBOTICS SOFTWARE SERVICES, INC.

During 2007 the Company purchased Altronics Service, Inc., then, subsequently, sold the assets subject to its liabilities. At the time of the sale the Company changed the name to Robotics Software Services Inc. which is no longer an operating company; however, it remains a wholly owned subsidiary of the Company.

On March 16, 2007, RWT, completed the purchase of all of the issued and outstanding shares of common stock of Altronics Service, Inc. (“Altronics”) pursuant to a certain Stock Purchase Agreement which RWT entered into with Alfred Fleming and Andrea Fleming, being all of the shareholders of Altronics. In September 2007, the assets of Altronics Service were sold in exchange for $100,000 in the form of a promissory note payable within 35 days secured by the assets of the buyer, the buyer’s assumption of liabilities totaling $365,000, the forgiveness of a promissory note for $100,000 payable by the Company to the buyer, and the assignment of 250,000 shares of the Company’s restricted Common Stock for cancellation. Except for an employment agreement between Altronics and Mr. Fleming which was terminated as a result of his resignation at closing of the sale of the assets, no material relationship exists between the Company and the Purchaser and/or its affiliates, directors, officers or any associate of an officer or director.

Competition

Competitors in the Professional Services market are both large and well established, such as Avanade, Tata Consultancy Services; and smaller, privately held consulting companies with practices in a single vertical arena such as multimedia production.  We have maintained long-term relationships with our customers and have been  successful  in  renewing  contracts and in signing multi-month or year-long contracts.

Competitors in the Telepresence market include resellers and integrators, most of whom have been smaller, privately held consulting companies with practices in video conferencing.  Recently, Cisco and Tandberg have been establishing reseller and service provider relationships with Tier 1 service providers, such as AT&T British Telecom.

Competitors in the Mobile Robotics for Research market have comprised iRobot and privately held companies such as Mobile Robots, RoboSoft, and Evolution Robotics.

Customers

CoroWare's professional services are dependent on a small number of tier 1 customers in Europe and North America, and on a growing number of smaller, privately held software and hardware product companies in North America principally through our software development resources in North America and Latin America.

Regulation

CoroWare and products are not uniquely subject to governmental or industry regulations.

Research & Development

CoroWare's research and development activities have primarily been focused on the development of software components, such as JAUS, in support of its CoroBot and ClassPack product lines.  The company began working on early investigative research in telepresence that we believe will complement CoroWare's telepresence and mobile robotics products, solutions and services.

Products

CoroBot:

CoroBot was created to minimize the complexity of robot development. By combining a powerful PC-class platform with a robust, object-oriented software development system, the CoroBot empowers users to rapidly deploy and develop robotic solutions. The CoroBot also assists the hardware developer with additional physical mounting space, ports, sensors and communication devices.

Classpack:

CoroWare ClassPack for Microsoft Robotics Studio is a simulation software package for the CoroBot development platform. The simulation CoroBot is physics based and supports the features of the real CoroBot model CB-WA. It has nearly identical functionality to the real CoroBot. ClassPack allows educators to put a virtual robot in the hands of every student while maintaining their department’s budget.

Intellectual Property

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

ITEM 1A.

RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2.

PROPERTIES

On May 5, 2006 the Company leased 1,400 square feet of space at 4074 148th Avenue, Redmond, Washington. The lease was with Yett Family Partnership, LP, with monthly payments of $1,944 through May 31, 2007. The Company subsequently entered into a lease with PS Business Park at the same location beginning on June 1, 2007 for a period of three (3) years. The monthly rent is currently $1,584 and will increase annually by 3%.  The Company has subleased a portion of this space for $1,500 a month running from September 1, 2008 through May 31, 2009.

On July 10, 2007 the Company leased 1,800 square feet of space at 4056 148th Avenue, Redmond, Washington, which serves as the Company’s sole operating facility. The lease is with PS Business Park for a period of five (5) years. Monthly rental payments are $2,057 and will increase annually by 3%.

Rental expense for the operating leases for the years ending December 31, 2008 and 2007 was $55,876 and $96,798, respectively.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prices of Common Stock

Beginning in February 2002, the Company was eligible to participate in the OTC Bulletin Board, an electronic quotations medium for securities traded outside of the NASDAQ Stock Market.  Our trading symbol was “SRMW” until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became “HYTT”.  In November 2006 the name of the Company was changed to Innova Robotics & Automation, Inc. and the trading symbol was changed to INRA. In April 2008, the Company’s name was changed to CoroWare, Inc. and the trading symbol was changed to CROE.  In April 2009, in conjunction with a 1-for-300 reverse stock split, the Company’s trading symbol was changed to COWI.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales price of our Common Stock as reported on the NASD Over-the-Counter Bulletin Board for each quarterly period during fiscal years ended December 31, 2008 and 2007.

COMMON STOCK
Year Ended December 31, 2008	High	Low
First Quarter	$ 0.0180	$ 0.0045
Second Quarter	$ 0.0085	$ 0.0015
Third Quarter	$ 0.0022	$ 0.0003
Fourth Quarter	$ 0.0003	$ 0.0001

Year Ended December 31, 2007	High	Low
First Quarter	$ 0.310	$ 0.100
Second Quarter	$ 0.130	$ 0.056
Third Quarter	$ 0.080	$ 0.017
Fourth Quarter	$ 0.025	$ 0.007

There are approximately 218 record holders (not including beneficial owners holding shares in street name) of our common stock as of March 31, 2009.  The closing sale price of our common stock as reported on the Over-the-Counter Bulletin Board on May 13, 2009 was $0.19 per share.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2008 the Company has issued and has outstanding 159,666 shares of Series B Preferred Stock all of which earns a 5% dividend, payable in either cash or common stock of the Company. Such dividends on these Preferred Stocks will be paid before any dividends on common stock. The Board of Directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. As of December 31, 2008, $24,684 of Series B Preferred dividends had been converted into common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table set forth the information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2008
Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	––	n/a	––
2004 Stock Option Plan	––	n/a	––
2005 Stock Option Plan	10,955,154	$0.05	9,004,846
Equity Stock Compensation plan not approved by security holders:
2006 Employee Compensation Plan	n/a	n/a	24,534
2008 Incentive Stock Plan	––	n/a	2,900,845
2008 Amended Incentive Stock Plan	––	n/a	18,321,701
Total	10,955,154		30,251,926

Stock Plans

As of December 31, 2008, the Company had three stock compensation plans which provided for the issuance of 231,000,000 shares to employees of the Company or its subsidiaries as follows:

Plan Description	Authorized Shares
2006 Employee Compensation Plan	1,000,000
2008 Incentive Stock Plan	30,000,000
2008 Amended Incentive Stock Plan	200,000,000
Total	231,000,000

Stock Options

As of December 31, 2008 the Company had one active Stock Option Plan known as the 2005 Stock Option Plan. The Plan was approved by the stockholders of the Company on November 3, 2006 and authorized the issuance of 20,000,000 shares of common stock. The Board of Directors on December 31, 2007 cancelled 7,910,000 options for 7,910,000 shares previously granted to current employees prior to that date which were exercisable at various prices and issued 7,910,000 options to these employees at the closing price as of December 31, 2007 or $.01. The number of options issued and outstanding under the 2005 plan on December 31, 2008 is 10,955,154.

In addition to the options issued under the 2005 Stock Option Plan, 7,967,853 options were issued outside of the Plan. For services rendered, Agora Investor Relations Corp received 133,000 options to purchase restricted common stock at a purchase price of $.17 per share, Friedland Capital received 1,150,000 options to purchase restricted common stock at $0.13 per share, Stratex Solutions (a consulting company founded by Eugene Gartlan) received 1,212,128 options to purchase restricted common stock at $0.05 per share. Members of the Board of Directors were issued an aggregate of 4,472,725 options to purchase common stock at $0.11. Also, Maureen Gartlan received 1,000,000 options to purchase restricted common stock at $.0062 per share. Those options were issued in accordance with an employment agreement with her late husband Eugene Gartlan who was the interim Chief Executive Officer of the Company prior to his passing.

In the fourth quarter of 2007, the 1,212,128 Stratex options were cancelled. In February 2008 the 4,472,725 options granted to the Board of Directors were converted into common stock using a one-to-one ratio. The 133,000 options issued to Agora, the 1,150,000 issued to Friedland Capital and the 1,000,000 issued to Maureen Gartlan remain outstanding at December 31, 2008.

ITEM 6

SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12-b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary and Forward Looking Statements

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-KSB filed by us in 2008 and any Current Reports on Form 8-K filed by us.

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

During 2008 and 2007 the Company’s subsidiary Innova Robotics Inc. had no business operations, no revenues, no assets, no liabilities and no expenditures; however, it continues to be a subsidiary of the Company. CTI has consolidated and assumed all of the Company’s and its other subsidiaries development and engineering initiatives. The Company also purchased then subsequently sold the assets subject to its liabilities of Altronics Service, Inc. Robotic Workspace Technologies (RWT) ceased all operations including manufacturing, sales and service of the Universal Robot Controllers. The Company intends to license RWT’s robotic control technology patents to original equipment manufacturers (OEMs), software development companies, and other interested parties.

CRITICAL ACCOUNTING POLICIES

General

The consolidated financial statements and notes included in our quarterly and annual financial statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. We believe these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-K filed with the Securities and Exchange Commission.

Revenue Recognition

We derive our software system integration services revenue from short-duration, time and material contracts. Generally, such contracts provide for an hourly-rate and a stipulated maximum fee. Revenue is recorded only on executed arrangements as time is incurred on the project and as materials, which are insignificant to the total contract value, are expended. Revenue is not recognized in cases where customer acceptance of the work product is necessary, unless sufficient work has been performed to ascertain that the performance specifications are being met and the customer acknowledges that such performance specifications are being met. We periodically review contractual performance and estimate future performance requirements. Losses on contracts are recorded when estimable. No contractual losses were identified during the periods presented.

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

Share-based payment

Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company has estimated fair value at the date of grant using the Black-Scholes-Merton option-pricing-model with the following weighted average assumptions:

	2008	2007
Expected Volatility	75.10%	75.10%
Dividend yield	-0-	-0-
Expected term (in years)	0-10	0-5
Risk-free interest rate	4.41%	4.41%
Forfeiture rate	5.00%	5.00%

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (“Yorkville”) financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassified from stockholders’ equity when net-share settlement was no longer within our control.

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

Plan of Operation

Looking forward, the Company through its CTI subsidiary is well positioned to continue strong growth into Fiscal Year 2009. CTI will continue to expand its Microsoft Practice and Robotics and Automation Practice, and will further grow its Enterprise Solutions Practice largely due to the launch of CTI’s Near-shore Outsourcing Practice.

CTI intends to grow its Microsoft Practice by delivering release management, lab management and program management professional services to product, solutions and field sales groups across Microsoft. The Company anticipates growth in this business segment as it scales up its consulting team and recruiting initiatives.

CTI’s Near-Shore Outsourcing group offers its customers the option of dedicating their internal resources to other purposes while maintaining control of outsourced offshore projects during standard business hours, and provides an attractive and equally affordable alternative to other outsourcing vendors in India and China. CTI’s Near-Shore Outsourcing group comprises architects, developers and testers with experience in Microsoft Solutions Framework, software application development, software application integration, interactive web site development (including Microsoft Silverlight), service oriented architecture (SOA), collaboration portal development, IT infrastructure, and Quality Assurance.

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

The Company has begun to implement a more comprehensive investor relations plan to communicate more effectively and actively with its shareholders, and create greater awareness of CTI and of CTI’s services, solutions and products.

Recent Financing Transactions

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder and entered into a short term note for that amount, the terms of which are: interest at the annual rate of 5%, due date in six months, and principal and accrued interest are convertible into common stock of the Company at $.015 per share. The lender has agreed to a repayment plan that extends the term to December 31, 2008. The note is currently in default.

On July 21, 2006, the Company consummated a Securities Purchase Agreement dated July 21, 2006 with Yorkville providing for the sale by the Company to Yorkville of its 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 of which $1,250,000 was advanced immediately and $575,000 was advanced in August concurrent with its filing of the Registration Statement with the Securities and Exchange Commission (SEC). The last installment of $1,000,000 was advanced on December 7, 2006.

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.04. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CTI.

Under the Purchase Agreement, the Company also issued to Yorkville five-year warrants to purchase 1,000,000 and 1,500,000 shares of Common Stock at prices equal to $0.50 and $1.00, respectively, together with three-year warrants to purchase 2,300,000, 2,000,000 and 2,500,000 shares of Common Stock at prices equal to $0.25, $0.65 and $0.75, respectively.

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

On October 25, 2007, the Company consummated a Securities Purchase Agreement dated October 25, 2007 with Yorkville for the sale by the Company to Yorkville of its 12% secured convertible debentures in the aggregate principal amount of $600,000, net of deferred financing costs of $75,000.

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.02 or 85% of the lowest volume weighted average price for the 30 days preceding the conversion date. The Company may elect to pay in cash plus a conversion premium of 12% plus accrued interest. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CTI.

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

On March 20, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Yorkville providing for the sale by the Company to Yorkville of (i) 14% Secured Convertible Debentures in the aggregate principal amount of $300,000 (the “Debentures”) due on March 20, 2010 (the “Repayment Date”) and (ii) warrants to purchase 10,000,000 shares of common stock (the “Warrants”). Terms defined will have the same meaning as in the Purchase Agreement or the Debenture.

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

Additionally, the Company entered into an amendment agreement (the “Amendment Agreement”) with Yorkville, which amends all outstanding debentures, including (i) Secured Convertible Debenture due July 20, 2009 (#IVHG-2-1) issued on July 20, 2006, as amended in the original principal amount of $1,250,000, (ii) Secured Convertible Debenture due August 22, 2009 (#IVHG-2-2) issued on August 22, 2006, as amended in the original principal amount of $575,000. (iii) Secured Convertible Debenture due December 7, 2009, (#IVHG-2-3) issued on December 7, 2006, as amended in the original principal amount of $1,000,000., and (iv) Secured Convertible Debenture due November 2, 2010, (#INRA-1-1) issued on November 2, 2007, as amended in the original principal amount of $600,000 (collectively, the “ Prior Debentures”) held by Yorkville with the following:

a.

Interest will accrue on the outstanding principal balance of each of the Prior Debentures at an annual rate equal to fourteen percent (14%) effective as of the date hereof;

b.

The conversion price shall be the lower of .02 or eighty-five percent (85%) of the lowest Volume Weighted Average Price in the thirty (30) trading days prior to the conversion date.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007:

During the year ended December 31, 2008 (the "2008 Period") revenues were $2,392,681 compared to revenues of $3,866,869 during the year ended December 31, 2007 (the "2007 Period"). Revenues in the 2008 period were lower than in the 2007 period as customers began to delay or reduce spending on software development, multimedia production and infrastructure deployments. In response to this growing trend, the Company made a strategic decision to enter the telepresence marketplace as potential customers expressed an interest in reducing operational expenses. CoroBot sales remained consistent during the first three quarters of the 2008 period, but experienced a downturn in the fourth quarter of the 2008 period.

Cost of goods sold was $1,906,705 and $3,088,306 for the 2008 Period and the 2007 Period, respectively. Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs. All sales and cost of goods sold totals for 2008 and 2007 represent the operations of CoroWare.

Operating expenses were $1,831,025 for the 2008 Period compared to $3,989,835 for the 2007 Period.  General and administrative expenses amounted to $1,449,115 during the 2008 Period compared to $3,599,197 for the 2007 Period, and represented mostly labor and related compensation costs, legal & professional fees, outside services, travel expenses, rental expense and related office expenses. General and Administrative expenses were significantly reduced in the third and fourth quarter 2008 periods as the Company renewed its focus and attention on aligning expenses with revenues. Sales and marketing expenses were $119,310 for the 2008 Period compared to $102,451 for the 2007 Period..  A portion of the Company’s Sales, General and Administrative expenses in the 2008 fourth quarter period was spent on market research and planning as the Company stepped up its efforts to enter the telepresence marketplace.  Research and Development costs were $20,188 and $49,396 from continuing operations during the 2008 Period compared to the 2007 Period, respectively.   Depreciation and amortization costs were $242,412 for the 2008 Period compared to $238,791 for the 2007 Period.

Net loss for the 2008 Period was $1,805,852 compared to net loss of $2,304,517 for the 2007 period. The loss during the 2008 Period consisted of $1,773,207 from continuing operations and $32,645 from discontinued operations. The loss during 2007 consisted of $974,265 from continuing operations and $1,330,252 from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2008 (the “2008 Period”) we used $542,954 of cash for operating activities versus $1,050,085 for the year ended December 31, 2007 (the “2007 Period”).  The usage in the 2008 Period is the result of decreased revenues.  The usage of cash for operating activities has decreased from the 2007 Period as the direct result of cost reductions, especially general and administrative expenses at the parent company.

The Company’s investing activities used $43,551 in the 2008 Period and consisted primarily of purchases of office and computer equipment.  The Company’s investing activities in the 2007 Period used $3,315 and was the net result of office and computer equipment purchases of $62,171, a stock investment purchase of $5,000, $143,671 net outlay for the purchase of our subsidiary Altronics (now known as Robotics Software Services, Inc.) and $207,527 loss on the subsequent sale of the assets of that subsidiary.

The Company’s financing activities generated $413,950 of cash during the 2008 Period.  This primarily reflected borrowings under a convertible debenture that was executed in March 2008 of $240,000 and proceeds from related party financings of $173,300.  In the 2007 Period, the Company generated $674,109 of cash from financing activities.  This primarily reflected borrowings under a convertible debenture that was executed in October 2007 of $600,000, the net proceeds from third-party notes payable of $39,139, the proceeds from the sale of common stock of $60,000.

At December 31, 2008, we had current assets of $93,759, current liabilities of $3,775,756, negative working capital of $3,681,997 and an accumulated deficit of $19,225,572.

We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

OFF-BALANCE SHEET ARRANGEMENTS.

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2008:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt	$826,866	$585,188	$241,678	$––	$––
Notes payable	285,000	285,000	––	––	––
Notes payable, related parties	227,100	227,100	––	––	––
Operating leases	110,829	36,800	74,029	––	––
Total	$1,449,795	$1,134,088	$315,707	$––	$––

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8

FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2008, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2008 as we were unable to timely file our 10-K for the year ended December 31, 2008.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  Based on its assessment the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Auditor’s Attestation

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B

OTHER INFORMATION

None

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, principal executive officers and significant employees as of March 31, 2009 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	52	Chief Executive Officer, Interim Chief Financial Officer, Director, Treasurer
David Hyams	52	Chief Technology Officer
Jon Mandrell	46	Director of Robotics and Automation, Secretary, Director
Charles H. House	68	Chairman, Director
Martin Nielson	57	Director
John Kroon	68	Director

The principal occupations for the past five years of each of our current executive officers and directors are as follows::

LLOYD T. SPENCER became Chief Executive Office of the Company on January 28 2008, interim Chief Financial Officer on November 17, 2008 and a member of the Board of Directors and Vice President of the Company since September 20, 2007. Mr. Spencer is also President and CEO of CoroWare Technologies, Inc. Mr. Spencer has over 24 years of experience in the computer and networking industries in engineering, product marketing, business development, and sales management. His expertise spans a spectrum of service provider industries and technologies, including distributed network computing and embedded systems hardware development. Previously, Mr. Spencer has served as Vice-President of Marketing and Sales at eQuest Technologies; Solutions Unit Manager at Microsoft; Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems.

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

DAVID HYAMS is the Chief Technology Officer of CTI and has more than 20 years' experience in the computer and networking industries. His engineering and engineering management expertise ranges across a spectrum of embedded system and communications technologies, including automotive telematics, navigation and positioning systems, instrumentation and process control, and mobile-wireless personal communications.

Previously, David was a senior development manager at AT&T Wireless. He and his development teams architected, prototyped and developed innovative services such as Project Angel, a fixed wireless networking service that was acquired and is now marketed by SR Telecom, and AT&T Packet Data Service for Airborne Systems that was acquired and is now marketed by Sky Way Communications. Prior to AT&T, David was a software developer on numerous projects at Microsoft Corporation, including Project Taj Mahal and the Microsoft Digital Home group, where he was responsible for architecting, prototyping and developing home control user interfaces and a component switching framework. Previously, David held development, systems engineering and product management positions at Applied Microsystems, including the development of diagnostic systems for monitoring system performance and automated control panels for use with microprocessor development instrumentation.

David is an avid radio controlled airplane enthusiast and an active contributor to the robotics community in Seattle area through his participation in the Seattle Robotics Society since 1985.

JON MANDRELL has been with CoroWare for 2 years in the position as Director of Robotics and Automation. He has 15 years of management experience, from technical lead to Director. Previously, Jon was senior firmware architect and lead for Vixel and Emulex Corporation, a producer of Fibre-Channel switches and hubs, where he was responsible for specifying processes and tools to be used on development projects, as well as managing requirements and high-level software architecture issues for products. This position involved significant customer contact supporting the sales team and assisting in closing sales. Prior to Vixel and Emulex, Jon was project engineer and team lead at Medtronic Physio-Control Corporation. Designing the user interface and printer drivers on Physio's

LifePak-12 product line, as well as many internal portions of the system, required Jon to become familiar with FDA-level requirements specifications and validation/verification activities. Before joining Medtronic Physio-Control Corporation, Jon worked as a consultant for Cyber Safe Corporation and as a software engineer for Performance Dynamics, Applied Microsystems Corporation, and Peripheral Technology Inc. Jon has also been on the Board of Directors as Secretary to Lake Washington Human Services, a 501(c)(3) corporation based in Kirkland, Washington.

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

MARTIN NIELSON was the Company's Chief Executive Officer and Chairman of the Board of Directors from May 2003 until he resigned as Chairman effective June 1, 2004.  Mr. Nielson is still on our Board of Directors. Mr. Nielson is a principal of Altos Bancorp, Inc., serving as its Chairman and Chief Executive Officer since November 2002. He has also served as Chief Executive Officer and director of Inclusion Inc. since September, 2000. Mr. Nielson and Altos were instrumental in assisting the Company in the negotiations that led to the Company's settlement of its litigation with SunTrust Bank and in securing the financing that funded that settlement. Mr. Nielson will continue as a director of the Company. Mr. Nielson is a senior executive with extensive experience in operations and finance. He has been a business builder for 30 years with such companies as Gap, Businessland, and Corporate Express.

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

JOHN C. KROON became a Director in April 2007. Mr. Kroon was the President and Chief Executive Officer and has recently retired as the Vice-Chairman of ImageGuide, Inc., which is a medical assist-device start-up company, in Baltimore, Maryland. Prior to this he worked for 6 years as the Vice-President of Corporate Strategies and Business development for GEFanuc North America in Charlottesville, Virginia. While at GEFanuc, he completed, amongst other things, 5 acquisitions worth $150 million including a NASDAQ publicly traded company.

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

Section 16(a) of the Securities and Exchange Act of 1934

Section 16 (a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filings of Form 3 (Initial Statement of Beneficial Ownership of Securities), and 4 (Statement of Changes of Beneficial Ownership of Securities) filings of Charles House, John Kroon, Lloyd Spencer, Linda Robison, Jon Mandrell, Gary McNear, Craig Conklin, Martin Nielson, Jerry Horne and Sheri Aws.

CODE OF ETHICS DISCLOSURE COMPLIANCE

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The Code of Ethics was revised and updated in 2007 and approved by the Board on December 6, 2007. The Code of Ethics is posted on its website www.coroware.com under the investor section of its website.

ITEM 11

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2008 and 2007 to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2008 whose total compensation exceeded $100,000.

CoroWare, Inc. Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All other Compen- sation	Totals
Lloyd	2008	$150,000	$––	$––	$––	$––	$––	$––	$150,000
Spencer (1)	2007	$150,000	$––	$––	$13,800	$––	$––	$––	$163,800
Jon Mandrell (2)	2008	$110,000	$––	$––	$––	$––	$––	$––	$110,000
	2007	$110,000	$––	$––	$5,520	$––	$––	$––	$115,520
Walter	2008	$110,000	$––	$4,806	$––	$––	$––	$––	$114,806
Weisel (3)	2007	$220,000	$50,000	$––	$––	$––	$––	$––	$270,000
Eugene	2008	$8,461	$––	$16,000	$5,000	$––	$––	$––	$29,461
Gartlan (4)	2007	$200,000	$50,000	$––	$––	$––	$––	$––	$250,000
Kenneth	2008	$––	$––	$––	$––	$––	$––	$––	$––
Vandenberg (5)	2007	$175,000	$––	$––	$––	$––	$––	$––	$175,000

———————

Notes:

(1) Lloyd Spencer has served as CEO since January 28, 2008 and interim CFO since November 17, 2008. On September 20, 2007 he accepted the offices of Vice President of Business Development and Director. Mr. Spencer is CFO and President of the Company’s subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000. On May 16, 2006 Mr. Spencer entered into an employment agreement which granted him 500,000 stock options to purchase restricted shares of the Company’s common stock at $.18 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors. Mr. Spencer was granted 500,000 options to purchase restricted shares of the Company’s common stock at $.04 on May 16, 2006. These options have a ten year term and vest ratably over three years. On December 31, 2007 the options were re-priced from $.04 to $.01. As of March 31, 2009, 479,167 of these options have vested. On September 12, 2007, Mr. Spencer was granted 1,500,000 options to purchase restricted shares of the Company’s common stock at $0.04. On December 31, 2007 the options were re-priced from $.04 to $.01. As of March 31, 2009, 770,883 of these options have vested.

(2) Jon Mandrell was appointed Corporate Secretary of the Company on July 2, 2008 and was appointed to the Board of Directors in March 2009. Mr. Mandrell has worked for the Company’s subsidiary, CTI, as Director and Business Unit Manager for the Robotics and Automation team for 2 years. On January 29, 2007, the Company entered into a three year employment agreement with Mr. Mandrell calling for an annual salary of $110,000. The agreement also granted Mr. Mandrell 400,000 options to purchase restricted shares of the Company’s common stock at $0.17 per share. At the September 12, 2007 Board of Directors meeting, it was approved to reduce the exercise price of all outstanding options to $0.04. On December 31, 2007 the options were again re-priced from $.04 to $.01. At March 31, 2009, 300,000 of those options are vested. On September 12, 2007 Mr. Mandrell was grated 600,000 options to purchase restricted shares of the Company’s common stock at $0.04 per share. On December 31, 2007 the options were re-priced from $.04 to $.01. At March 31, 2009, 308,333 of those options are vested.

(3) Walter K. Weisel served as Chairman and CEO of the Company from August 25, 2004, the date the merger between the Company and RWT closed until his resignation as CEO on August 21, 2007 and from all other positions and the Board of Directors in December 2007. Under his employment agreement prior to August 21, 2007, Mr. Weisel’s salary was increased on April 1, 2007 from $150,000 to $220,000. The difference between $150,000 and $220,000 was accrued and included in the settlement agreement with Mr. Weisel upon his termination. After August 21, 2007, his new salary was $150,000. On December 13, 2007, Mr. Weisel entered into an Employment Termination and Retirement Agreement with the Company whereby the Company agreed to pay Mr. Weisel the aggregate gross sum of $110,000, less applicable health insurance premiums, in 11 monthly installments beginning in January 2008. In addition, the Company agreed to a stock bonus of 2,800,000 shares to be paid in 4 equal quarterly installments throughout 2008. Mr. Weisel passed away following a brief illness in May 2008. All payments under the terms of the Employment Termination and Retirement Agreement are being made to his surviving spouse.

(4) Mr. Gartlan served as a consultant to the Company since December 15, 2004 through his wholly owned company, Stratex Solutions, LLC. ("Stratex"), a business consulting firm. Stratex earned 1,200,000 shares of the Company's common stock and received reimbursement of business expenses of approximately $12,000 as consideration for these consulting services. Additionally, on December 15, 2004 Stratex received 1,212,128 options at an exercise price of $0.05 per share with a term of ten years. Upon the direction of Stratex the shares were issued directly to Mr. Gartlan. On June 30, 2005, the Company and Mr. Gartlan entered into an Employment Agreement effective as of June 14, 2005, For all the services to be rendered by Mr. Gartlan from June 14, 2005 through December 14, 2005, Mr. Gartlan was granted stock options to purchase 1,800,000 shares of common stock of the Company at the purchase price of $0.36 with a term of ten years. After December 14, 2005, Mr. Gartlan was paid a salary of $15,000 per month, which payment commenced in January 2006 and terminated on December 13, 2006. In March 2006 the Company modified the 1,800,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $0.036 to $0.1. They expire in June 2015. Additionally, the 1,212,128 options that were granted to Stratex Solutions, Inc. in December 2004 were modified in March 2006 to vest over three years. They expire in December 2014. On December 31, 2007, all of these options were cancelled and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.

On December 13, 2006 Mr. Gartlan resigned as CFO and accepted the office of Executive Director of Strategic Development at an annual salary of $45,000 and became a Director

In August 2007, upon the departure of Walt Weisel, Mr. Gartlan was appointed CEO of the Company. His salary was established at $220,000 per annum with $45,000 to be paid in cash and $175,000 to be paid in stock. In September, upon the departure of Ken Vandenberg, Mr. Gartlan was appointed CFO of the Company.

Eugene V. Gartlan passed away following a brief illness in January 2008 prior to completion of a new employment agreement reflecting the terms of his employment as CEO and CFO. The compensation committee had agreed to a salary of $200,000 per year, with $42,000 payable as cash and the balance in stock at the current price. As of the date of his death, $90,879 remained to be paid in cash and stock. During 2008, shares valued at $30,121 were issued to Mr. Gartlan’s surviving spouse in partial satisfaction of this liability. At March 31, 2009, $60,758 remains as an accrued liabilities of which $16,841 is to be paid in cash and $43,917 is to be paid in stock. As per terms of his employment agreement, Mr. Gartlan was also to be awarded 2,000,000 shares of restricted common stock and 1,000,000 fully vested options at a purchase price of $.01. The stock and the options were awarded to his surviving spouse in 2008.

(5) Kenneth Vanden Berg served as CFO of the Company from December 13, 2006 through his termination

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

Name	Number of Shares Underlying Options	% of Total Options Granted to Employees	Exercise Price	Expiration Date
Lloyd Spencer (See Note 1)	1,500,000	13%	$0.01	9/12/2017
David Hyams (see Note2)	1,500,000	13%	$0.01	9/12/2017
Jon Mandrell (See Note 3)	1,000,000	8.7%	$0.01	9/12/2017
Walter K. Weisel (See Note 4)	1,000,000	8.7%	$0.01	4/12/2015
Eugene V. Gartlan (See Note 5)	1,000,000	8.7%	$0.10	2/28/2018
Kenneth Vanden Berg (See Note 6)	––	n/a	n/a	n/a

———————

Notes:

(1) On May 16, 2006, Mr. Spencer entered into an employment agreement and was granted 500,000 options to purchase restricted shares of the Company’s common stock at a purchase price of $0.18, expiring in ten years, and vesting ratably over three years. The Board of Directors voted to re-price these options to $0.04 at September 12, 2007 and again to $0.01 at December 31, 2007. On February 4, 2008 these options were converted into 500,000 share of the Company’s common stock as per a directive from the Board of Directors. On September 12, 2007, Mr. Spencer was granted 1,500,000 options to purchase restricted shares of the Company’s common stock at $0.04. On December 31, 2007 the options were re-priced to $.01. As of March 31, 2009, 770,883 of these options have vested.

(2) Mr. Hyams entered into an employment agreement and was granted 500,000 options to purchase restricted shares of the Company’s common stock at a purchase price of $0.18, expiring in ten years, and vesting ratably over three years. The Board of Directors voted to re-price these options to $0.04 at September 12, 2007 and again to $0.01 at December 31, 2007. On February 4, 2008 these options were converted into 500,000 share of the Company’s common stock as per a directive from the Board of Directors. On September 12, 2007 Mr. Hyams was grated 1,500,000 options to purchase restricted shares of the Company’s common stock at $0.04 per share. On December 31, 2007 the options were re-priced $.01. At March 31, 2009, 770,833 of those options are vested.

(3) Mr. Mandrell entered into an employment agreement and was granted 500,000 options to purchase restricted shares of the Company’s common stock at a purchase price of $0.17, expiring in ten years, and vesting ratably over three years. The Board of Directors voted to re-price these options to $0.04 at September 12, 2007 and again to $0.01 at December 31, 2007. As of March 31, 2009, 300,000 of these options have vested. On September 12, 2007

Mr. Mandrell was grated 600,000 options to purchase restricted shares of the Company’s common stock at $0.04 per share. On December 31, 2007 the options were re-priced to $.01. At March 31, 2009, 308,333 of those options are vested.

(4) Walter K. Weisel was employed as CEO of the Company from August 25, 2004, until his resignation August 21, 2007 and from all other positions in December 2007. Mr. Weisel was granted 1,500,000 options on April 12, 2005 at an exercise price of $.10, expiring in ten years and vesting ratably over three years. Upon his termination December 13, 2007 1,000,000 of the 1,500,000 options had vested and remain exercisable until their termination date. On March 10, 2006, Mr. Weisel was granted 500,000 options at an exercise price of $.10 and immediate vesting. In accordance to the Option Plan the options were granted under, Mr. Weisel had up to 3 months after his termination to exercise these options. They were not exercised and were forfeited. On April 1, 2007, Mr. Weisel was granted 2,000,000 options to purchase restricted shares of the Company’s common stock at $.13, expiring in 10 years, vesting ratably over 3 years. These options did not vest prior to Mr. Weisel’s termination.

(5) Mr. Gartlan was employed as the Company’s Chief Financial Officer effective June 14, 2005. He did not receive any cash compensation, including salary or bonus in 2005. Mr. Gartlan was granted 1,800,000 options in lieu of a cash salary. In March 2006 the Company modified the 1,800,000 options granted to Mr. Gartlan as part of his employment agreement dated June 30, 2005 by changing their vesting from a three year period to 100% vested as of December 14, 2005, and by modifying the exercise price from $.036 to $.01. The term remains ten years with expiration in June 2015. The Company granted 1,212,128 options to Stratex Solutions, LLC, Mr. Gartlan’s Consulting Company in Mr. Gartlan’s name at his request. These options had an exercise price of $.05, ten year term, and vested ratably over three years. All of these options were cancelled and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors. In December of 2007 the Board of Directors voted to convert options to common stock on a one to one ratio. In February 2008, Mr. Gartlan was grated 3,012,128 shares of restricted common stock in exchange for 3,012,128 common stock options that were outstanding. Subsequent to his passing, the Company granted 1,000,000 fully vested, ten-year options to Mr. Gartlan’s surviving spouse to buy restricted common stock of the Company at $0.01.

(6) Mr. Vanden Berg’s employment was terminated in September 2007 prior to the vesting of any options and all of his options were cancelled.

Except as described above no other equity awards were made in 2008 and 2007 to any of the Executive Officers.

Outstanding Equity Awards at Year End

The following table sets forth information for the named executive officers regarding the number of options and stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2008.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lloyd Spencer	645,833	854,167	––	$.01	9/2017	––	––	––	––
Jon Mandrell	266,667	133,333	––	$.01	1/2017	––	––	––	––
Jon Mandrell	258,333	341,667	––	$.01	9/2017	––	––	––	––
David Hyams	645,833	854,167	––	$.01	9/2017	––	––	––	––

(1) These awards rest ratably over three years from the date of grant and are exercisable for ten years.

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

Annual fee for outside Board membership and meeting attendance	restricted common stock valued at $25,000
Annual fee for audit committee chair	restricted common stock valued at $8,000
Annual fee for compensation, nominating and other chairs	restricted common stock valued at $6,500
Annual fee for committee membership (1)	restricted common stock valued at $5,000
Options awarded in January valued at closing price on grant date	options for shares valued at $50,000

(1) committees include the Compensation Committee, the Audit Committee and the Nominating Committee.

All restricted common stock is allocated at beginning of year based on January’s 30 day volume weighted average closing price and delivered to board members monthly as earned by attendance, either by phone or in person. New outside directors receive restricted common stock valued at $130,000, which vests ratably equally over 24 months.

Each current outside director, Messrs. Nielsen, House and Kroon, was entitled to receive for his service in 2008, stock in the following amounts:

Director	Restricted Common Stock to be Issued in 2008	Share Price
Martin Nielson	4,300,000	$.01
Charles House	4,000,000	$.01
John Kroon	3,150,000	$.01

The above shares will be issued in 2009.

In April 2007 each director who served during 2006, Messrs. Nielsen, McNear, Conklin, and Wynns, were each awarded options for 500,000 shares of common stock at an exercise price of $0.11 per share, expiring in ten years and vesting ratably over three years. Each of these options was converted into common stock in February 2008.  Also in April 2007 each director who served during 2007, Messrs. Nielsen, McNear, Conklin, Wynns and House received options for 454,545 shares of common stock at an exercise price of $0.11 per share, expiring in ten years and vesting ratably over three years.  In December 2007, all of these options were cancelled and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  The shares were issued in February 2008.

Employment Agreements with Executive Officers

Currently there is an employment agreement with Lloyd Spencer, CEO and interim CFO of CoroWare, Inc., and President and CEO of Coroware Technology, Inc.  The Company entered into a five year employment agreement with Mr. Spencer on May 16, 2005.  Under the terms of this agreement, Mr. Spencer is to serve as the President of CoroWare and to provide services as needed to the Company.  His salary is $150,000 per annum.  An annual bonus may be awarded at the discretion of the Board of Directors.  At the inception of the agreement, Mr. Spencer was awarded 5,000,000 stock options to purchase the Company’s common stock at $0.018 per share.  These options vest annually over three years and terminate on the tenth anniversary of the date of grant.

Employment Termination and Retirement Agreement

On December 18, 2007, the Company entered into a Termination and Resignation Agreement and Consulting Agreement with Walter Weisel. Upon execution of the Termination and Retirement Agreement, Mr. Weisel was paid cash in the amount of $10,000 as accrued but unpaid salary. In addition, he was paid $3,200 for non reimbursed expenses. The aggregate gross sum of $110,000 of accrued and unpaid compensation, less applicable health insurance premiums, is payable to Mr. Weisel as follows:

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

Additionally, the Consulting Agreement provides that Consultant shall have the nonexclusive right to license the RWT intellectual property (patents) and pursue compensation for trade secret violations, subject to the Corporation’s approval of any licensing agreement or trade secret award or settlement. Consultant shall be paid 7.5% of all net revenues received by the Corporation during the period commencing on the date of this agreement through the date which is the third anniversary of this agreement from such licensing agreements or trade secret awards or settlement agreements entered as a direct result of Consultant’s efforts. Mr. Weisel passed away unexpectedly in May 2008. At that time he had not been successful in obtaining any license agreements or trade secret awards or settlements.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 878,752,920 shares of common stock outstanding as of March 31, 2009. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 31, 2009 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Charles House	454,545	0.05%
13 Campbell Lane
Menlo Park, CA 94025
Martin Nielsen	4,963,049	0.57%
101 First Street #493
Los Altos, CA 94022
Lloyd Spencer	23,961,642	6.54%
PO Box 08278
Fort Myers, FL 33908	33,496,781

Jon Mandrell	20,353,136	2.32%
12208 NE 162nd St
Bothell, WA 98011
Connie Weisel	79,551,163	9.05%
6624 Daniel Ct
Fort Myers, FL 33908
John Kroon	971,078	0.11%
PO Box 3846
Rancho Santa Fe, CA 92067
David Hyams	500	0.00%
3305 177th Ave NE
Redmond, WA 98052
Directors and Officers as a Group (7 persons)	35,703,450	15.38%

	99,349,782

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

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

During October 2007, several current directors and officers invested $35,000 in Series C preferred stock, which is described in Note 13 in the notes to financial statements. In April 2008 all of the Series C preferred shareholders converted their investments into common stock of the Company.

The Company also entered into short-term debt obligations other than in the ordinary course of business. The following table sets forth the pertinent information relating to the obligations:

Lender	Interest Rate	Original Amount of Loan	Outstanding Balance at December 31, 2008	Date of Loan	Due Date
Rick Wynns	5%	$30,000	$27,500	July 22, 2005	December 31, 2007
Rick Wynns	10%	$30,000	$10,000	October 3, 2005	December 31, 2007
Rick Wynns	10%	$30,000	$30,000	October 17, 2005	December 31, 2007
Amy Spencer	18%	$50,000	$50,000	July 3, 2008	December 20, 2008
Raphael Cariou	18%	$62,900	$62,900	July 3 – December 19, 2008	Various date thru June 30, 2009
Viejo Coro	0%	$36,006	$––	May 16, 2006
Linda Robison	0%	$53,700	$––	March & June 2008
Jerry Horne	10%	$50,000	$––	November 28, 2005

All of the lenders are shareholders of the Company, except Viejo Coro which is the corporation from which the Company purchased the assets of its CTI subsidiary. The note to Viejo Coro was converted into 86,849,782 shares of the Company’s common stock during 2008. Ms. Robison loaned the Company $40,000 in March 2008 and was re-paid within two weeks. Ms. Robison also loaned the Company $13,700 in June 2008 and was re-paid in July 2008. Mr. Horne converted his loans and accrued interest into 14,892,650 shares of the Company’s common stock in October of 2007. All the remaining notes are in default at December 31, 2008.

On July 22, 2005 the Company borrowed $30,000 from a beneficial shareholder and director, Rick Wynns, and entered into a short term note requiring interest at the annual rate of 5%, maturing in six months, and principal and accrued interest are convertible into common stock of the Company at $.15 per share. A payment of $2,500 was made during the 4th quarter of 2006. The due date of the note was extended to December 31, 2007. To date there have been no conversions. In addition in October 2005 the Company entered into a second short-term obligation with Mr. Wynns for $30,000. The note bears interest at 10% and matured in April 2006. A $20,000 principal payment was made on this note in May 2006. The due date of the note was extended to December 31, 2007.  In October 2005, The Company entered into a third short-term obligation with Mr. Wynns for $30,000. This note bears interest at 10% and also matured in April 2006. This note was also extended through December 31, 2007. All three notes are currently in default.

On October 26, 2007, CTI entered into a short-term debt obligation totaling $85,000 with Amy Spencer, the spouse of a director and current Chief Executive Officer. The entire balance of the loan plus accrued interest at 1.5% per month was due on November 15, 2007. A late fee of 5% was payable, if the loan was in default. The loan was paid in full within the terms of the loan. In July 2008 CTI entered into another short-term debt obligation totaling $50,000 with Amy Spencer. The entire balance of the loan plus accrued interest at 1.5% per month was due on December 20, 2008. The note was not paid at maturity and is currently accruing late fees of 0.5% per month in addition to the interest.

During 2008 the Company borrowed an aggregate $62,900 from Raphael Cariou, a shareholder and employee of the Company. The notes bear interest at 18% and mature on various dates beginning December 20, 2008 and running through June 30, 2009. Notes aggregating $15,000 are currently in default and accruing late fees of 0.5% per month in addition to the interest.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007, were $120,000 and $63,200, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for audit related fees for fiscal years 2008 and 2007 were $0 and $0, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2008 and 2007 were $0 and $0, respectively.

(4) All Other Fees

No other fees were paid to LBB & Associates Ltd., LLP for fiscal years 2008 and 2007.

(5) Audit Committee Policies and Procedures

The Registrant does have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by LBB & Associates Ltd., LLP for fiscal years 2008 and 2007.

(6) Audit Work Attributed to Persons Other than LBB & Associates Ltd., LLP.

Not applicable.

PART IV

ITEM 15

EXHIBITS

Exhibit	Description
2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)
10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

Exhibit	Description

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between Coroware Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., Coroware Technologies Inc. and Coroware, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25[t], 2007 (22)

10.46	Secured Convertible Debenture, dated October 25th, 2007 (22)

10.47	Redemption Warrant, dated October 25th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25th, 2007 (22)

10.49	Security Agreement, dated October 25th, 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25th, 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20th, 2008 (23)

10.57	Secured Convertible Debenture, dated March 20th, 2008 (23)

10.58	Warrant, dated March 20th, 2008 (23)

10.59	Registration Rights Agreement, dated March 20th, 2008 (23)

10.60	Security Agreement, dated November 2nd, 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29th, 2007 (23)

10.62	Amendment Agreement, dated March 20th, 2008 (23)

Exhibit	Description

10.63	Amendment to Articles of Incorporation dated April 23, 2008

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Office and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

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

(22)

Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)

Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)

 Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)

Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)

Incorporated by reference to the Form 10-Q filed on May 20, 2008.

(27)

Incorporated by reference to the Form S-8 filed on May 29, 2008.

(28)

Incorporated by reference to the Form S-8 filed on July 30, 2008.

(29)

Incorporated by reference to the Form 10-Q filed on August 19, 2008.

(30)

Incorporated by reference to the Form 8-K filed on November 19, 2008.

(31)

Incorporated by reference to the Form 10-Q filed on November 19, 2008.

(32)

Incorporated by reference to the Form 8-K filed on March 18, 2009.

(33)

Incorporated by reference to the Form 8-K filed on April 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 2009

COROWARE, INC.

/s/ Lloyd T. SPENCER
Lloyd T. Spencer Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer )

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. SPENCER
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)	May 15, 2009

/s/ CHARLES H. HOUSE
Charles H. House	Chairman of the Board of Directors	May 15 2009

/s/ MARTIN NIELSON
Martin Nielson	Director	May 152009

/s/ JOHN KROON
John Kroon	Director	May 15 2009

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and December 31, 2007	F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2008 and December 31, 2007	F-5 – F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and December 31, 2007	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CoroWare, Inc.

Redmond, WA 98052

We have audited the accompanying consolidated balance sheets of CoroWare, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoroWare, Inc. as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

May 5, 2009

COROWARE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

ASSETS	2008	2007
Current assets:
Cash	$32,142	$205,058
Accounts receivable, net	52,796	96,976
Inventory	2,707	––
Other current assets	6,114	27,028
Total current assets	93,759	329,062

Property and equipment, net	65,462	38,424
Intangible assets, net	148,343	376,680
Other assets, net	4,815	4,815
Assets held for sale	––	32,645
Deferred financing costs, net	130,173	247,524

TOTAL ASSETS	$442,552	$1,029,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$29,210	$24,720
Accounts payable and accrued expenses	1,985,112	1,825,750
Accrued expenses, related parties	166,513	421,557
Notes payable	285,000	275,500
Notes payable, related parties	227,100	104,506
Derivative liability	284,745	998,279
Current maturities of convertible debt, net of discount	585,188	––
Redeemable preferred stock, Series B, $.001 par value, 525,000 shares authorized, 159,666 and 184,666 shares issued and outstanding, respectively	212,888	250,000
Total current liabilities	3,775,756	3,900,312

Convertible debt, net of discount and current maturities	241,678	332,860
Long-term debt	989,100	989,100
Total liabilities	5,006,534	5,222,272

Stockholders’ deficit:
Preferred stock, Series C, $.001 par value, 500,000 shares Authorized, 0 and 35,000 shares issued and outstanding	––	35
Common stock, $.001 par value, 900,000,000 shares authorized, 878,752,920 and 117,444,801 shares
issued and outstanding, respectively	878,753	117,445
Additional paid-in capital	13,818,537	13,144,818
Accumulated deficit	(19,225,572)	(17,419,720)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(4,563,982)	(4,193,122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$442,552	$1,029,150

.

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues	$2,392,681	$3,866,869

Cost of revenues	1,906,705	3,088,306

Gross profit	485,976	778,563

Operating expenses:
General and administration	1,449,115	3,599,197
Sales and marketing	119,310	102,451
Research and development	20,188	49,396
Depreciation and amortization	242,412	238,791

Total operating expenses	1,831,025	3,989,835

Loss from continuing operations before other income (expense)	(1,345,049)	(3,211,272)

Other income (expense):
Interest expense	(870,791)	(490,640)
Derivative income (expense)	959,970	2,393,532
Interest income	95	16,087
Other income	––	1,862,269
Loss on write down of investment in private equity	––	(50,000)
Loss on debt redemptions	(517,432)	(1,494,241)
Total other income (expense)	(428,158)	2,237,007

Loss from continuing operations	(1,773,207)	(974,265)
Loss from discontinued operations	(32,645)	(1,330,252)
Net loss	$(1,805,852)	$(2,304,517)

Net loss per share:
Basic and diluted, continuing operations	$(0.00)	$(0.01)
Basic and diluted, discontinued operations	$(0.00)	$(0.01)
Weighted average shares outstanding
Basic and diluted	410,821,491	92,960,249

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2008

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2007	117,444,801	$117,445	35,000	$35	$13,144,818	$(17,419,720)	$(35,700)	$(4,193,122)

Common stock issued in satisfaction of payables	202,055,700	202,056	––	––	86,814	––	––	288,870
Common stock issued for services and compensation	176,003,930	176,004	––	––	196,083	––	––	372,087
Common stock issued for redemption of convertible debenture	277,738,347	277,738	––	––	299,919	––	––	577,657
Common stock issued in satisfaction of termination and retirement agreement	97,687,342	97,687	––	––	(6,864)	––	––	90,823
Common stock issued for Series B preferred dividends	1,881,029	1,881	––	––	3,729	––	––	5,610
Conversion of Series C preferred stock	5,941,771	5,942	(35,000)	(35)	(5,907)	––	––	––
Imputed interest on related party loan	––	––	––	––	2,400	––	––	2,400
Stock option expense	––	––	––	––	97,545	––	––	97,545
Net loss	––	––	––	––	––	(1,805,852)	––	(1,805,852)
Balances, December 31, 2008	878,752,920	$878,753	––	––	$13,818,537	$(19,225,572)	$(35,700)	$(4,563,982)

Continued.

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2007

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2006	76,467,303	$76,467	284,334	$284	$10,598,993	$(15,115,203)	$––	$(4,439,459)

Common stock issued in satisfaction of notes Payable	14,892,650	14,893	––	––	282,960	––	––	297,853
Common stock issued for services and stock based Compensation	5,408,965	5,409	––	––	1,090,666	––	––	1,096,075
Common stock issued for redemption of convertible Debenture	17,983,864	17,984	––	––	1,518,170	––	––	1,536,154
Transfer preferred stock to liability	––	––	(200,000)	(200)	(258,347)	––	––	(258,547)
Preferred stock issued in connection with a private placement for cash	––	––	60,000	60	59,940	––	––	60,000
Conversion of Series B preferred stock and payment of dividends	2,442,019	2,442	(109,334)	(109)	71,350	––	––	73,683
Common stock issued in connection with purchase of Altronics	250,000	250			35,450	––	––	35,700
Treasury stock acquired in sale of Altronics	––	––	––	––	––	––	(35,700)	(35,700)
Imputed interest on related party loan	––	––	––	––	6,345	––	––	6,345
Fair value adjustment on other warrants	––	––	––	––	(260,709)	––	––	(260,709)
Net loss	––	––	––	––	––	(2,304,517)	––	(2,304,517)
Balances, December 31, 2007	117,444,801	$117,445	35,000	$35	$13,144,818	$(17,419,720)	$(35,700)	$(4,193,122)

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,805,852)	$(2,304,517)
Adjustments to reconcile net loss to cash flows used by operating activities:
Depreciation and amortization	242,412	292,342
Stock issued for services and compensation	372,087	727,203
Common stock issued for dividends on series B preferred stock	––	73,683
Imputed interest expense	2,400	6,345
Stock option expense	97,545	368,872
Amortization of debt discount	603,557	307,866
Amortization of deferred financing costs	142,384	160,147
Derivative (income) loss	(959,970)	(2,393,532)
Impairment loss	32,645	347,764
Loss on debt redemptions	517,432	1,494,241
Changes in operating assets and liabilities:
Accounts receivable, net	44,180	(22,814)
Inventory	(2,707)	(362,243)
Other assets, net	20,914	(23,153)
Accounts payable and accrued expenses	150,019	277,711
NET CASH FLOWS FROM OPERATING ACTIVITIES	(542,954)	(1,050,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(43,551)	(62,171)
Cash (paid) for stock investment	––	(5,000)
Purchase of Altronics assets, net of cash acquired	––	(143,671)
Loss on disposal of Altronics	––	207,527
NET CASH FLOWS FROM INVESTING ACTIVITIES	(43,551)	(3,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	4,490	24,720
Proceeds from sale of common and preferred stock	––	60,000
Proceeds from convertible debt financing, net	240,000	600,000
Payments on convertible debt	––	––
Payments on notes payable	(15,500)	(85,774)
Payments on notes payabe, related parties	(13,700)	(134,750)
Proceeds from notes payable	25,000	124,913
Proceeds from notes payable, related parties	173,300	85,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	413,590	674,109

NET DECREASE IN CASH	(172,915)	(379,291)
Cash, beginning of year	205,058	584,349
Cash, end of year	$32,143	$205,058

Continued.

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.

STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2008 and 2007

	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$20,252	$43,317

Income taxes paid	$––	$––

NON CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued for Series B preferred stock dividends	$5,610	$––
Common stock issued in satisfaction of accounts and notes payable	$288,870	$297,853
Common stock issued for redemption of convertible debentures	$577,657	$1,536,154
Common stock issued in satisfaction of termination and retirement agreement	$90,823	$––
Common stock issued for acquisition of Altronics	$––	$35,700
Treasury stock acquired in sale of Altronics	$––	$(35,700)
Acquired stock investment by issuance of note payable	$––	$45,000
Reclassify Series B preferred stock from stockholders’ deficit to liability	$––	$(258,547)
Fair value adjustment on other warrants	$––	$(260,709)

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation policy:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CoroWare Technologies, Inc. (“CTI”), Innova Robotics, Inc. (“IR”), Robotic Workspace Technologies, Inc. (“RWT”), and Robotics Software Services, Inc. (“RSS”) (Herein are referred to as the “Subsidiaries”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Nature of the Company:

CoroWare, Inc (“CoroWare” or “the Company”) is a software and software professional services company with a strong focus on information technology integration and robotics that delivers professional services, solutions and products that benefit customers in the software development, information technology, education, Homeland Security, military defense and automotive industry sectors. The Company changed its name from Innova Robotics and Automation, Inc. to CoroWare, Inc. effective May 17, 2008. The operating plan of the Company is to focus on its subsidiary CoroWare Technologies, Inc. (“CTI”). CTI delivers high value services and innovative solutions that maximize technology investments and achieve customer goals. In addition, high growth markets will be identified and developed so that the Company can leverage its existing expertise into value-added service, solutions and products.

COROWARE TECHNOLOGIES, INC.

CTI is a software professional services company with a strong focus on Information Technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

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

CTI is comprised of three principal solutions delivery groups:

•

Microsoft Practice

•

Enterprise Business Solutions

•

Robotics and Automation

Microsoft Practice

Release and Project Management

CTI’s program managers are experts in Microsoft's product and solution development tools and processes. CTI uses that experience to create product specifications, develop project plans, perform security and release management audits – with the objective of helping Microsoft deliver its solutions and products efficiently, affordably and on schedule. CTI's senior consultants design complex testing and demonstration environments using the latest Microsoft virtualization technology, ensuring rapid, scalable and low-fault deployments.

Technology Adoption Lab Management

CTI's team of experienced hardware and software deployment engineers architect, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CTI engineers work side-by-side with Microsoft employees and partners to ensure that they can deploy and test applications on pre-release and newly released Microsoft platforms. CTI employees currently offer these services in two Microsoft data centers and labs.

Interactive Multimedia Solutions

CTI possesses the tools and experience to produce highly customizable electronic publications, providing Microsoft and other companies the opportunity to collect and publish electronic information in compelling, media-rich formats.

Enterprise Business Solutions

Service Oriented Business Applications (SOBA)

CTI’s software and systems engineering staff has many years experience with the development and deployment of application software that is based on XML web services and service-oriented architecture. According to IDC (International Data Corporation) the SOA (Service Oriented Applications) market segment will continue to exhibit considerable growth with a CAGR of 75 percent from 2004 to 2009, reaching nearly $9 billion by 2009.

Knowledge Management and Collaboration Portals

By implementing proven workflow strategies, CTI delivers knowledge management solutions that maximize user experience and provide the foundation for effective organization and collaboration. According to IDC collaboration software revenue is forecasted to reach value of $2.0 billion in FY 08.

Solution Delivery

CTI is focused on delivering solutions around a key set of Microsoft products. CTI offers solutions, envisioning, design, development and testing services through architects and developers who are experienced in a range of Microsoft solutions and technologies.

Robotics and Automation

Professional Services

CTI is focused on the global market for service robots and offers its robotic integration expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. We believe CTI is uniquely positioned with its knowledge of robotics simulation, Microsoft Robotics Studio, software systems development, and hardware and software integration services to help its customers deliver innovative product and solutions. For example, CTI has been working on projects that help customers simulate and develop complex robots based on Microsoft Robotic Studio.

Solutions and Products

In May 2007, CTI began shipping the CoroBot, an affordable and flexible mobile robot for researchers, hobbyists and developers in the industrial and service robot segments. Some university customers are deploying CoroBots for use in various lab activities, including the development of swarm robotics applications designed to leverage groups of robots to complete complex tasks.

CTI designed the CoroBot to meet the need for affordable and flexible mobile robot platforms within the academic and commercial mobile robotics research and development community. Based on customer feedback, CTI believes that the availability of pre-installed Microsoft Robotics Studio® services will be viewed as a major advantage for users.

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

ROBOTICS SOFTWARE SERVICES, INC.

During 2007, the Company purchased Altronics Service Inc., then, subsequently, sold the assets subject to its liabilities. At the time of the sale the Company changed the name to Robotics Software Services, Inc which is not an operating company.

Summary of significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less.

Accounts receivable:

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. The Company regularly evaluates and monitors the creditworthiness of each customer. The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. At December 31, 2008 and December 31, 2007, no allowance was deemed necessary.

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

Deferred finance costs:

Deferred finance costs are associated with the convertible debenture financings (see Note 10) and are being amortized on a straight line basis over the term of the underlying debt instrument. Upon conversion the deferred finance cost associated with the converted amount is amortized.

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

Financial instruments:

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, and debt.

The Company carries cash, accounts receivable, accounts payable and accrued expenses at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company also carries notes payable and convertible debt. The fair values of debt instruments approximate carrying values based on the comparable market interest rates applicable to similar instruments.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the convertible debt financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements.

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

Share-based payments:

Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company has estimated fair value at the date of grant using the Black-Scholes-Merton option-pricing-model with the following weighted average assumptions:

	2008	2007
Expected Volatility	75.10%	75.10%
Dividend yield	-0-	-0-
Expected term (in years)	0-10	0-5
Risk-free interest rate	4.41%	4.41%
Forfeiture rate	5.00%	5.00%

Revenue recognition:

We derive our software system integration services revenue from short-duration, time and material contracts. Generally, such contracts provide for an hourly-rate and a stipulated maximum fee. Revenue is recorded only on executed arrangements as time is incurred on the project and as materials, which are insignificant to the total contract value, are expended. Revenue is not recognized in cases where customer acceptance of the work product is necessary, unless sufficient work has been performed to ascertain that the performance specifications are being met and the customer acknowledges that such performance specifications are being met. We periodically review contractual performance and estimate future performance requirements. Losses on contracts are recorded when estimable. No contractual losses were identified during the periods presented.

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

Research and development:

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses from continuing operations for the years ended December 31, 2008 and 2007 were $20,188 and $49,396, respectively.

Advertising expense:

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2008 and 2007 were $8,695 and $99,387, respectively.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions. At times during 2008, our cash balances exceeded federally insured limits.

At December 31, 2008, 72% and 18% of the Company's revenues were from two customers. Those same two customers comprised 28% and 0%, respectively of the Company’s accounts receivable balance at December 31, 2008. At December 31, 2007, 87% of the Company's revenues were from one customer. That customer also comprised 50% of the Company’s accounts receivable balance at December 31, 2007.

Basic and diluted loss per share:

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2008 and 2007 the Company has issued and has outstanding shares of Series B Preferred Stock which earns a 5% dividend, payable in either cash or common stock of the Company. Such dividends on these Preferred Stocks will be paid before any dividends on common stock. The Board of Directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Recent Accounting Pronouncements:

Mangement does not expect the impact of recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the years ended December 31, 2008 and 2007 of $1,805,852 and $2,304,517, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

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

NOTE 3 - PURCHASE OF BUSINESSES

ALTRONICS SERVICES, INC.

On March 16, 2007, Robotic Workspace Technologies, Inc., a wholly owned subsidiary of the Company, completed the purchase of all of the issued and outstanding shares of common stock of Altronics Service, Inc. (“Altronics”) pursuant to a certain Stock Purchase Agreement dated as of March 16, 2007 (the “Agreement”) which RWT entered into with Alfred Fleming and Andrea Fleming (the “Sellers”), being all of the shareholders of Altronics. The Company made this acquisition in order to engage Altronics’ principal employees and to benefit from Altronics’ strategic business relationships.

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

———————

Notes:

(a)

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

NOTE 4 – DISCONTINUED OPERATIONS

Robotic Workspace Technologies:

During the third quarter of 2007, the Company made the decision to discontinue operations including manufacturing, sales, service production of the Universal Robot Controller due to a change in focus of the core business of the Company. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the assets associated with this discontinued operation were reclassified to assets held for sale on the face of the accompanying consolidated 2007 balance sheet. The assets consisted of machinery and equipment of $22,645 and inventory of $10,000. During the fourth quarter of 2008 management wrote off those assets as they were unable to sell them.

Discontinued operations include the following:

	For the Year ended December 31,
	2008	2007
Impairment loss	$(32,645)	$(68,696)
Loss on operations	––	(1,182,087)
Loss from discontinued operations	$(32,645)	$(1,250,783)

Robotics Software Services, Inc. (f/k/a Altronics Services, Inc. (“Altronics”)):

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

The components of the loss on disposal are as follows:

Assets sold to Purchaser
Cash	$2,865
Accounts receivable	52,546
Inventory	440,914
Machinery and equipment, net	49,230
Intangible assets, net	165,768
Liabilities assumed by Purchaser	(365,231)
Note receivable issued by Purchaser	(100,000)
Note payable assumed by Purchaser	(100,000)
Innova common stock returned by Purchaser	(35,700)

Total loss on disposal	$110,392

Discontinued operations include the following:

	For the Year ended December 31,
	2008	2007
Loss on disposal	$––	$(110,392)
Income from operations	––	30,923
Total loss from discontinued operations	$––	$(79,469)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
Computer equipment	$54,932	$43,627
Furniture and fixtures	7,862	7,862
Software development costs	32,246	––
	95,040	51,489
Less: accumulated depreciation	(29,578)	(13,065)
	$65,462	$38,424

Depreciation expense from continuing operations for the years ended December 31, 2008 and 2007 was $14,075 and $5,615, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, which arose during the Company’s business acquisitions activities discussed in Note 3, consisted of the following at December 31, 2008 and 2007:

	2008	2007	Life
Employment contracts	$132,977	$132,977	5 Years
Customer lists	605,242	605,242	3 Years
	738,219	738,219
Less: accumulated amortization	(589,876)	(361,539)
	$148,343	$376,680

Amortization expense amounting to $228,337 and $233,176 during the years ended December 31, 2008 and 2007, respectively is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2008 and 2007:

		2008		2007
		Related Party	Other	Related Party	Other
Notes payable – Merger	7(a)	$––	$230,000	$––	$230,000
Notes payable – Shareholders	7(b)	157,900	––	41,000	––
Note payable – Viejo Coro	7(c)	––	––	36,006	––
Note payable – Third party	7(d)	––	44,500	––	45,000
Notes payable – Yorkville	7(e)	37,500	––	––	––
Other notes payable	7(f)	31,700	10,500	27,500	500
		$227,100	$285,000	$104,506	$275,500

———————

(a) Notes payable - Merger:

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005. None of these warrants were exercised prior to their expiration.

(b) Notes payable - Shareholders:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. These notes bear interest at rates ranging from 5 to 10% per annum and are due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. One note with a balance of $1,000 plus accrued interest was converted into common stock during the quarter ended March 31, 2008. At December 31, 2008, two notes aggregating $40,000 remain outstanding.

Additionally, during 2008, the Company entered into various uncollateralized notes with shareholders aggregating $122,900. The notes bear interest at 18% and mature at various dates through 2009. Repayments of $5,000 were made during 2008. As additional consideration for entering into these notes, the Company offered each note holder, except one $5,000 note holder who was already re-paid, common stock in the Company equivalent to 10% of the principal balance of their note. This was recorded as an inducement expense of $11,790.

(c) Note payable – Viejo Coro:

In accordance with the terms of the Asset Purchase Agreement (“Agreement”) with Viejo Coro, Inc., the Company recorded a promissory note of $70,000, without interest, due to CoroWare, Inc. and payable during the twelve months ending May 15, 2007. The Company has imputed interest at 10% per annum. Imputed interest for the years ended December 31, 2008 and 2007 was $2,400 and $6,345, respectively. This note was converted to common stock in August 2008.

(d) Notes payable – Third party:

Note payable to a third party bearing interest at 5%; payable in 9 monthly installments of $5,000; maturing March 2008. This note was issued in conjunction with the purchase of 250,000 shares of common stock in a private company being held as an investment and included in other assets. The note holder has a security interest in the stock purchased. The note is currently in default and is accruing default interest at 18% ($12,128 through December 31, 2008).

(e) Notes payable – Yorkville:

During August 2008, the Company entered into 2 short-term notes with Yorkville bearing interest at 18% and maturing in December 2008.  As additional consideration for entering into these notes, the Company offered Yorkville common stock in the Company equivalent to 10% of the principal balance of the notes. This was recorded as an inducement expense of $3,750 during the year ended December 31, 2008.

(f) Other notes payable

Other notes payable consist of two notes to third parties and two notes to related parties. The third party notes bear interest at rates ranging from 0% to 20% and mature through December 17, 2008. Both notes are in default. One of the notes calls for a late fee of .4% to accrue weekly.  The related party notes bear interest at rates ranging from 0% to 10% and mature through December 31, 2008.

NOTE 8 – LINE OF CREDIT

The Company has an unsecured $25,000 line of credit with a financial institution bearing annual interest at 13.5%.  At December 31, 2008 and 2007 the company had an outstanding balance of $29,210 and $24,720, respectively.

NOTE 9 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's former chairman and CEO’s estate and spouse. The balance outstanding at December 31, 2008 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company is currently in arrears on the interest payments and has received payment deferments from the Small Business Administration.

During 2007 and 2008 all payments were being applied to accrued interest. Accrued interest at December 31, 2008 was approximately $80,000. It is anticipated that during 2009 all payments will be applied against accrued interest payable and therefore none of the debt has been classified as a current liability on the balance sheet. Interest paid during the years ended December 31, 2008 and 2007 was $20,252 and $43,317, respectively.

Contractual maturities of long term debt are as follows:

For the year ending December 31,	Long-term debt	Convertible debt (1)	Combined
2009	$––	$1,594,949	$1,594,949
2010	25,948	600,000	625,948
2011	26,535	300,000	326,535
2012	27,617		26,617
2013	28,742		28,742
Thereafter	880,258		881,258
	$989,100	$2,494,949	$3,484,049

———————

(1)

Carried at face value, net of discount. See Note 10.

NOTE 10 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at December 31, 2008 and 2007:

		2008	2007
$2,825,000 financing	10(a)	$585,188	$324,576
$ 600,000 financing	10(b)	85,602	8,284
$ 300,000 financing	10(c)	156,076	––
		$826,866	$332,860

———————

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

The Debentures mature on the third anniversary of the date of issuance (see Note 9 for debt maturity schedule). The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.04.(1) The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 1,000,000 and 1,500,000 shares of Common Stock at prices equal to $0.50 and $1.00, respectively, together with three-year warrants to purchase 2,300,000, 2,000,000 and 2,500,000 shares of Common Stock at prices equal to $0.25, $0.65 and $0.75, respectively.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 10% redemption premium plus accrued interest provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below). In addition, beginning on the earlier of: (i) the first trading day following the day which the Registration Statement is declared effective by the Commission, or (ii) December 1, 2006, and continuing on the first trading day of each calendar month thereafter, Cornell may require the Company to redeem up to $500,000 of the remaining principal amount of the Debentures per calendar month. However, Cornell may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested redemptions by either paying cash and a 10% redemption premium plus accrued interest or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 95% of the 30 day VWAP (lowest daily volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the redemption).

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
2006	$25,000	188,679
2007	$930,000	17,983,864
2008	$280,051	277,738,347

During the years ended December 31, 2008 and 2007, the company incurred losses in conjunction with the applicable redemptions of the convertible debt of $517,432 and $1,494,241, respectively.  The loss on redemption was recorded by the Company as the difference between the fair value of the shares issued ($577,657 and $1,536,154 during 2008 and 2007, respectively) and the carrying value of the debt redeemed ($60,225 and $41,913 for 2008 and 2007, respectively.)

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $1,798,350 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control. The fair value allocated to the warrants instruments was $637,700 at inception. The remaining $388,950 was allocated to the carrying value of the debenture.

(b) $600,000 Convertible debenture financing:

On October 25, 2007, the Company consummated a Securities Purchase Agreement dated October 25, 2007 with Y.A. Global Investments (“Yorkville”) for the sale by the Company to Y.A. Global Investments of its 12% secured convertible debentures in the aggregate principal amount of $600,000, net of deferred financing costs of $75,000 which was advanced immediately in October 2007.

The Debentures mature on the second anniversary of the date of issuance.  The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.02.  The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 12% redemption premium plus accrued interest provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below).  In addition, beginning on the issuance date, Yorkville may require the Company to convert any amounts owed.  However, Yorkville may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The

Company has the option, in its sole discretion, to settle any requested conversions by either paying cash and a 12% redemption premium plus accrued interest or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 85% of the 30 day VWAP.

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $706,800 at inception.

(c) $300,000 Convertible debenture financing:

On March 19, 2008, the Company consummated a Securities Purchase Agreement dated March 19, 2008 with Y.A. Global Investments (“Yorkville”) for the sale by the Company to Yorkville of its 14% secured convertible debentures in the aggregate principal amount of $300,000, net of deferred financing costs of $60,000 which was advanced immediately in March 2008.

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.02. The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.  Under the Purchase Agreement, the Company also issued to Yorkville five-year warrants to purchase 10,000,000 shares of Common Stock at a price equal to $0.02.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 14% redemption premium plus accrued interest provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below).  In addition, beginning on the issuance date, Yorkville may require the Company to convert any amounts owed.  However, Cornell may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested conversions by either paying cash and a 14% redemption premium plus accrued interest or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 85% of the 30 day VWAP.

In the Company’s evaluation of this instrument in accordance with Financial Accounting Standard No. 133, Derivative Financial Instruments (FAS133), based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%). As a result of these estimates, the valuation model resulted in a compound derivative balance of $150,000 at inception. The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control. The fair value allocated to the warrants instruments was $50,000 at inception. The remaining $100,000 was allocated to the carrying value of the debenture.

In connection with the issuance of the $300,000 debenture, the convertible debenture financings listed under Note 10(a) and Note 10(b) were restated to 14% debentures and the conversion price was modified to the lower of $0.02 or 85% of the 30 day VWAP.

Convertible debt summary:

The following table illustrates the components of derivative liabilities at December 31, 2008:

	Note	Compound derivative	Warrant liability	Total
$2,825,000 financing	10(a)	$211,349	$930	$212,279
$ 600,000 financing	10(b)	69,804	––	69,804
$ 300,000 financing	10(c)	1,662	1,000	2,662
				$284,745

The following table illustrates the components of derivative liabilities at December 31, 2007:

	Note	Compound derivative	Warrant liability	Total
$2,825,000 financing	10(a)	$221,279	$93,000	$314,279
$ 600,000 financing	10(b)	684,000	––	684,000
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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2008:

Financing or other contractual arrangement:	Note		Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	10	(a)	2,113,478,357	9,300,000	2,122,778,357
$ 600,000 Convertible Note Financing	10	(b)	698,038,356	––	698,038,356
$ 300,000 Convertible Note Financing	10	(c)	16,622,466	10,000,000	26,622,466
					2,847,439,179

The Company’s determination of the number of shares indexed to the $2,825,000 and the $600,000 financings as of December 31, 2008 are materially impacted by the use of par value as a conversion rate “floor”.  As noted above, the actual terms of the financings call for a conversion rate of the lower of $.02 or 85% of the 30-day VWAP.  However, 85% of the 30-day VWAP at December 31, 2008 is less than par and, consistent with redemptions which took place during 2008, par was used as the floor conversion rate due to the impact of state securities law which may not allow for issuance of shares at less than par value.  Had the indexed shares been calculated using the 30-day VWAP, the number of indexed shares would be materially higher and, as a result, so would the associated derivative liability.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2007:

Financing or other contractual arrangement:	Note		Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	10	(a)	10,839,069	9,300,000	20,139,069
$ 600,000 Convertible Note Financing	10	(b)	36,000,000	––	36,000,000
					56,139,069

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2008
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$––	$102,521	$(2,597)	$99,924
$ 600,000 financing	––	625,596	––	625,596
$ 300,000 financing	––	197,338	––	197,338
Preferred stock, Series B	––	37,112	––	37,112
	$––	$962,567	$(2,597)	$959,970

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2007
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$––	$2,703,993	$(237,070)	$2,466,923
$ 600,000 financing	(106,800)	11,400	––	(95,400)
Preferred stock, Series B	––	22,009	––	22,009
	$(106,800)	$2,737,402	$(237,070)	$2,393,532

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

NOTE 11 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes" Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statements of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized. The valuation allowance increased approximately $520,000 and $783,000 during the years ended December 31, 2008 and 2007, respectively.

The current year provision for refundable Federal income tax consists of the following at December 31, 2008 and 2007:

	2008	2007
Refundable income tax attributable to:
Current operations	$614,000	$783,000
Less, change in valuation allowance	(614,000)	(783,000)
Net refundable amount	$––	$––

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows at December 31, 2008 and 2007:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$8,020,000	$7,400,000
Less, valuation allowance	(8,020,000)	(7,400,000)
Net deferred tax asset	$––	$––

At December 31, 2008, the Company had an unused net operating loss carryover approximating $23,574,000 that, subject to certain utilization limitations, is available to offset future taxable income, if any. The net operating losses expire from 2022 through 2028.

NOTE 12 - STOCK BASED COMPENSATION

Employee stock options:

As of December 31, 2006 the Company had three stock option plans; the 2003 Stock Option Plan, the 2004 Stock Option Plan, and the 2005 Stock Option Plan. The authorized options under the 2003, 2004, and 2005 Stock Option Plans are 500,000 shares, 315,000 shares, and 20,000,000 shares respectively.  There are currently no options outstanding under either of the 2003 or 2004 Stock Option Plans.

Compensation cost of $97,545 and $368,872 was recognized during the years ended December 31, 2008 and 2007, respectively, for grants under the 2005 Stock Option Plan.

During 2008 there were 1,700,000 options granted to employees to purchase shares of the Company’s common stock at purchase prices ranging from $0.006 to $0.008, expiring in ten years and vesting ratably over three years. During 2008, 12,466,767 unvested options were forfeited by employees upon termination.

During 2007 there were 22,559,725 options granted to employees to purchase shares of the Company’s common stock at purchase prices ranging from $0.01 to $0.04, expiring in ten years and vesting ratably over three years. During 2007, 15,402,481 unvested options were forfeited by the employees upon termination.

The Company has estimated fair value at the date of grant using the Black-Scholes-Merton Model, which includes a volatility assumption ranging from 44.19% to 75.018%, risk-free rates ranging from 2.45% to 4.79% and the related term of the share-based payments of ten years. In determining fair value of share-based payments as of December 31, 2008, management has estimated a forfeiture rate of 5%.

Nonemployee stock options:

During 2008 there were 1,000,000 options granted to nonemployees to purchase shares of the Company’s common stock at $0.01. These options expire in ten years and vest immediately.

The following table summarizes stock option activity for the years ending December 31, 2008 and 2007:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2007	15,887,676	$0.11
Granted	22,559,725	$0.05
Forfeited	(15,402,481)	$0.11
Exercised	––
Outstanding, December 31, 2007	23,044,920	$0.04

Granted	2,700,000	$0.01
Forfeited	(12,466,767)	$0.05
Exercised	––
Outstanding, December 31, 2008	13,278,153	$0.02	8.40

Options exercisable at
December 31, 2008	8,435,003	$0.01	8.21

As of December 31, 2008, there was approximately $85,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3 years.

 Directors’ compensation:

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

All restricted common stock is delivered to board members monthly as earned by attendance, either by phone or in person. New directors receive restricted common stock valued at $130,000, which vests ratably equally over 24 months.

In December 2004 and in March 2006, the Company awarded each director 500,000 options in each year for services as a director, each with an exercise price of $0.10 per share and a term of ten years. In April 2007 each director who served during 2006, Messrs. Nielsen, McNear, Conklin and Wynns, were each awarded options for 500,000 shares of common stock at an exercise price of $0.11 per share, expiring in ten years and vesting ratably over three years.  Also in April 2007 each director who served during 2007, Messrs. Nielsen, McNear, Conklin, Wynns, House and Kroon were granted 454,545 options to purchase commons stock at $0.11 per share.

In February 2008, the directors received the following common stock issuances for their service in 2006 and 2007:

Director	Restricted Common Stock Issued in 2008	Value
Martin Nielson	1,954,545	$19,545
Gary McNear	1,954,545	19,545
Craig Conklin	1,954,545	19,545
Richard Wynns	954,545	9,545
Charles House	454,545	4,545
John Kroon	454,545	4,545
Total	7,727,270	$77,270

Compensation earned by directors for their service in 2008 is summarized as follows:

Director	Restricted Common Stock to be Issued in 2009	Value
Martin Nielson	4,300,000	$43,000
Charles House	4,000,000	40,000
John Kroon	3,150,000	31,500
Total	11,450,000	$114,500

The following table summarizes stock based compensation for services during the years ended December 31, 2008 and 2007:

	2008		2007
	Shares	Value	Shares	Value
Employee salaries	142,001,660	$282,960	1,513,000	$235,509
Professional fees	34,002,270	89,127	3,895,965	492,194
	176,003,930	$372,087	5,408,965	$727,703

NOTE 13 - OTHER STOCKHOLDERS’ EQUITY

a) Preferred stock Series A:

The Company has authorized 125,000 shares of Series A Preferred Stock.   Each share of Series A Preferred Stock i) pays a dividend of 5% , payable at the discretion of the Company in cash or common stock (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v)  has no voting rights except when mandated by Delaware law.

There were no shares of Series A Preferred Shares outstanding at any time during the years ended December 31, 2008 and 2007.

b) Preferred stock Series B:

The Company has authorized 525,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $.05 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v) ranks junior to the Series A Preferred Stock upon liquidation of the Company and (vi) has no voting rights except when mandated by Delaware law.

During the years ended December 31, 2008 and 2007, 35,000 and 109,334 shares of the Company’s Series B preferred stock converted into 1,859,600 and 1,969,982 shares of the Company’s common stock at the conversion price of $0.01 and $0.06, and an additional 21,429 and 169,179 shares of common stock were issued for accrued dividends converted at $0.175 and $0.06 per share in accordance with the terms of the Series B preferred shares certificate of designation.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $212,888 and $250,000 as of December 31, 2008 and 2007, respectively. This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet. Fair value adjustments of $37,112 and $22,009 were charged to derivative income for the year ended December 31, 2008 and 2007, respectively.

c) Preferred stock Series C:

The Company has authorized 500,000 shares of Series C Preferred Stock. During 2007 the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate of 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock at the lesser of eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or $0.04 and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $.06 per share and which expire five (5) years from the conversion date. The Company raised $35,000 under this financing during 2007.

All shares of Series C Preferred stock were converted into 5,941,771 shares of common stock during the second quarter of 2008 at a conversion price of $0.006 per share.

d) Outstanding warrants:

At December 31, 2008, the Company had the following warrants outstanding:

		Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	11(a)	07/21/06	7/21/09 & 7/21/11	9,300,000	$0.25 - $1.00
$ 300,000 financing	11(c)	03/19/08	3/19/13	10,000,000	$0.020
				19,300,000

The following table summarizes warrant activity for the years ending December 31, 2008 and 2007:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2007	9,300,000	$0.06
Granted	––
Forfeited	––
Exercised	––
Outstanding, December 31, 2007	9,300,000	$0.06

Granted	10,000,000	$0.02
Forfeited	––
Exercised	––
Outstanding, December 31, 2008	19,300,000	$0.04	2.74

Warrants exercisable at
December 31, 2008	19,300,000	$0.04	2.74

NOTE 14 - COMMITMENTS

Lease Agreements:

On May 15, 2005 the Company leased 4,000 square feet of space at 15870 Pine Ridge Road, Ft Myers, Florida which was used as its primary operations through the third quarter of 2007. The lease was with Gulf To Bay Construction, Inc., with monthly payments of $3,639 through June 1, 2010. The Company abandoned operations at this facility during the third quarter of 2007. Gulf to Bay Construction has subsequently leased the facility to a new lessee and has released the Company from any future liability.

On May 5, 2006 the Company leased 1,400 square feet of space at 4074 148th Avenue, Redmond, Washington. The lease was with the Yett Family Partnership, LP, with monthly payments of $1,944 through May 31, 2007. The Company subsequently entered into a lease with PS Business Park at the same location beginning on June 1, 2007 for a period of three (3) years. The monthly rent is currently $1,584 and will increase annually by 3%. The Company has subleased a portion of this space for $1,500 a month running from September 1, 2008 through May 31, 2009. The sublease may be renewed for an additional year if the parties agree to such an extension.

On July 10, 2007, the Company leased 1,800 square feed of space at 4056 148th Avenue, Redmond, Washington, which serves as the Company’s sole operating facility. The lease is with PS Business Parks, L.P. for a period of five (5) years. The monthly rental payments are $2,057 and will increase annually by 3%.

Rental expense for the years ended December 31, 2008 and 2007 was $55,876 and $96,798, respectively.

Future minimum rentals on non-cancelable leases are as follows:

For the year ending December 31,
2009	36,800
2010	33,963
2011	26,580
2012	13,486
2013	––
$110,829

Employment Agreements:

Lloyd Spencer is the President, Chief Executive Officer and Interim Chief Financial Officer of the Company. On May 15, 2006 the Company and Mr. Spencer entered into an employment agreement. The term of the employment agreement is five (5) years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. Mr. Spencer’s compensation is $150,000 per annum plus a bonus at the discretion of the Board of Directors. Mr. Spencer has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment.

David Hyams is the Chief Technology Officer of CoroWare. On May 15, 2006 the Company and Mr. Hyams entered into an employment agreement. The term of the employment agreement is five (5) years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. Mr. Hyams’ compensation is $150,000 per annum plus a bonus at the discretion of the Board of Directors. Mr. Hyams has agreed not to compete with the Company or solicit its customers or employees for a period of two years following the termination of his employment.

Jon Mandrell is the Business Unit Manager and a Director of the Company. On January 29, 2007 the Company and Mr. Mandrell entered into an employment agreement. The term of the employment agreement is three (3) years. The agreement is automatically extended for one year periods unless terminated on not less than thirty days notice by either party prior to any termination date. Mr. Mandrell’s compensation is $110,000 per annum plus a bonus at the discretion of the Board of Directors. Mr. Mandrell has agreed not to compete with the Company or solicit its customers or employees for a period of one year following the termination of his employment.

Walter Weisel was Chairman and Chief Executive Officer of the Company. He resigned from all positions and the Board of Directors in December 2007. In connection with his resignation, the Company entered into a Termination and Retirement Agreement which provides for a lump sum payment of $25,220 and eleven monthly payments of $10,000. At December 31, 2008, a balance of $22,613 remains in accrued liabilities.

Eugene V. Gartlan passed away in January 2008 following a brief illness prior to completion of a new employment agreement reflecting the terms of his employment as Chief Executive Officer and Chief Financial Officer. The compensation committee had agreed to a salary of $200,000 per year, with $42,000 payable as cash and the balance in stock at the current price. At December 31, 2008, $60,758 remains in accrued liabilities. Of that amount, $16,841 is to be paid in cash and $43,917 is to be paid in stock. He was also to be awarded two million shares of restricted common stock and one million fully vested options at a purchase price of $.01. The stock and options were issued to his surviving spouse in 2008.

Robert G. Smith, Jr. was Interim Chief Financial Officer from February 8, 2008 through May 22, 2008. The Company did not enter into an employment agreement; however, CoroWare entered into an agreement for Mr. Smith to work as CoroWare’s part-time controller. Mr. Smith’s compensation was $92,690 plus quarterly bonuses of $3,750 to be paid in common stock of the Company based upon meeting certain performance measures. Mr. Smith was granted 1,000,000 options to purchase stock at $0.01 per share with a three year vesting and agreed not to compete with the Company or solicit its customers for a period of one year following the termination of his employment. Upon Mr. Smith’s departure from the Company in May 2008, 138,889 of his options had vested.

NOTE 16- SUBSEQUENT EVENTS

Reverse stock split:

At their meeting on August 27, 2008, the Board of Directors approved a three hundred-to-one reverse stock split of the issued and outstanding common stock of the Company. This split was effective April 8, 2009. The common share amounts and per share amounts in the accompanying financial statements and in this Report on Form 10-K for the years ended December 31, 2008 and 2007 do not reflect this reverse split.

Sale of Patents:

In April 2009, the Company completed the sale of its three pioneer patents (patent numbers 6,442,451, 6,675,070 and 6,922,611) that covered all applications pertaining to the interface of a general use computer and the mobility of robots, regardless of specific applications. The patents were sold for $100,000.

Recent financings:

In the first quarter of 2009, the Company entered into three unsecured notes payable with related parties aggregating $39,000. The notes bear interest at rates ranging from 12-18% and mature at various dates from August 2009 through March 2010.