Form 10-Q
period 2009-03-31
CoroWare, Inc,
filed 2009-05-20
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

———————

COROWARE, INC.

 (EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

———————

Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

4056 148th Avenue NE

Redmond, WA  98052

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(800) 641-2676

(ISSUERREGISTRANT TELEPHONE NUMBER)

(FORMER NAME OR FORMER ADDRESS, IF CHANGED FROM LAST REPORT)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

As of May 1, 2009 there were 2,933,941shares (880,182,300 pre-reverse split shares) of the issuer's $.001 par value common stock issued and outstanding.

COROWARE, INC.

March 31, 2009 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements (Unaudited)

1

Consolidated Balance Sheets March 31, 2009 and December 31, 2008

1

Consolidated Statements of Operations For The Three Months Ended March 31, 2009
and 2008

2

Consolidated Statements of Cash Flows For The Three Months Ended March 31, 2009
and 2008

3

Notes to Consolidated Financial Statements

4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

9

Item 4.        Controls and Procedures

9

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

10

Item 1A.       Risk factors

10

Item 2.         Unregistered Sales of Equity Securities and Use of Funds

10

Item 3.         Defaults Upon Senior Securities

10

Item 4.         Submission of Matters to a Vote of Security Holders

10

Item 5.         Other Information

10

Item 6.         Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

COROWARE, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$29,408	$32,142
Accounts receivable, net	163,113	52,796
Other current assets	7,332	8,821
Total current assets	199,853	93,759

Property and equipment, net	72,481	65,462
Intangible assets, net	91,256	148,343
Other assets, net	4,815	4,815
Deferred financing costs, net	94,574	130,173

TOTAL ASSETS	$462,979	$442,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$114,736	$29,210
Accounts payable and accrued expenses	2,073,142	1,985,112
Accrued expenses, related parties	151,504	166,513
Notes payable	280,232	285,000
Notes payable, related parties	261,100	227,100
Derivative liability	1,767,820	284,745
Current maturities of convertible debt, net of discount	1,124,221	585,188
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding	319,651	212,888
Total current liabilities	6,092,406	3,775,756

Convertible debt, net of discount	––	241,678
Long-term debt	989,100	989,100
Total liabilities	7,081,506	5,006,534

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized, 878,752,920 shares issued and outstanding	878,753	878,753
Additional paid-in capital	13,833,206	13,818,537
Accumulated deficit	(21,290,407)	(19,225,572)
Cumulative effect of adjustment related to the adoption of EITF 07-05	(4,379)	––
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(6,618,527)	(4,563,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$462,979	$442,552

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Revenues	$657,989	$778,276
Cost of revenues	415,488	619,028
Gross Profit	242,501	159,248
Operating expenses:
General and administrative	222,776	606,234
Sales and marketing	15,685	20,109
Depreciation and amortization	62,774	59,665
Total operating expenses	301,235	686,008

Loss from continuing operations before other income (expense)	(58,734)	(526,760)

Other income (expense):
Derivative expense	(1,585,459)	(57,317)
Interest expense	(420,642)	(172,570)
Loss on debt redemptions	––	(149,486)
Total other income (expense)	(2,006,101)	(379,373)
Loss from continuing operations	(2,064,835)	(906,133)
Loss from discontinued operations	––	(4,273)

Net loss	$(2,064,835)	$(910,406)

Net loss per share:
Basic and diluted, continuing operations	$(0.00)	$(0.01)
Basic and diluted, discontinued operations	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	878,752,920	136,663,873

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three Months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,064,835)	$(910,406)
Adjustments to reconcile net loss to net flows from operating activities:
Depreciation and amortization	62,774	59,665
Stock option expense	14,669	40,768
Amortization of debt discount	340,950	74,243
Amortization of deferred financing costs	35,599	54,286
Derivative loss	1,585,459	57,317
Loss on debt redemptions	––	149,486
Common stock issued for services	––	196,593
Imputed interest	––	900
Changes in operating assets and liabilities:
Accounts receivable, net	(110,317)	(136,642)
Other current assets, net	1,489	(6,606)
Accounts payable and accrued expenses	29 425	57,203
NET CASH FLOWS FROM OPERATING ACTIVITIES	(104,787)	(363,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(12,705)	(4,700)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(12,705)	(4,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt financing	––	240,000
Proceeds from lines of credit, net	85,526	––
Payments on notes payable	(5,268)	––
Payments on notes payable, related party	(5,000)	(40,000)
Proceeds from notes payable	500	––
Proceeds from notes payable, related party	39,000	41,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	114,758	241,000

NET DECREASE IN CASH	(2,734)	(126,893)
Cash, beginning of period	32,142	205,058
Cash, end of period	$29,408	$78,165

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14,439	$21,378
Income taxes paid	$––	$––

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for Series B preferred stock dividends	$––	$28,750
Common stock issued in satisfaction of note payable	$––	$1,500
Common stock issued for redemption of convertible debentures	$––	$155,443
Common stock issued in satisfaction of accrued liabilities	$––	$85,641

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Coroware, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K and prior reports for 2008.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CoroWare Technologies, Inc. (“CTI”), Innova Robotics, Inc. (“IR”), Robotic Workspace Technologies, Inc. (“RWT”), and Robotics Software Service, Inc. (“RSS”) (Herein are referred to as the “Subsidiaries”).  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2008 as reported in Form 10-K have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adopted Accounting Pronouncements:

On January 1, 2009, the Company adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 affected the Company’s accounting for the warrants associated with the $600,000 convertible debenture resulting in the Company recording a derivative liability of $4,379 representing the fair value of the warrants as of January 1, 2009.  EITF 07-5 requires the Company to recognize the cumulative effect of the change in accounting principle as an adjustment to the opening balance of retained earnings.

Reclassifications:

Certain 2008 balances have been reclassified to conform to current year presentation.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the three months ended March 31, 2009 and 2008 of $2,064,835 and $910,406, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of private placements, public offerings, bank financing and/or related party financings.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings, bank financing and/or related party financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations, any private placements, public offerings, bank financing and/or related party financings are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available or, if available, will be on terms acceptable to the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
$2,825,000 financing	$787,694	$585,188
$ 600,000 financing	151,867	85,602
$ 300,000 financing	184,660	156,076
	$1,124,221	$826,866

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended March 31, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$––	$(1,094,881)	$––	$(1,094,881)
$ 600,000 financing	––	(370,193)	––	(370,193)
$ 300,000 financing	––	(13,622)	––	(13,622)
Preferred stock, Series B	––	(106,763)	––	(106,763)
	$––	$(1,585,459)	$––	$(1,585,459)

The following table illustrates the components of derivative liabilities at March 31, 2009:

	Compound Derivative	Warrant liability	Other warrants	Total
$2,825,000 financing	$1,301,581	$5,580	$––	$1,307,161
$ 600,000 financing	431,250	13,125	––	444,375
$ 300,000 financing	10,284	6,000	––	16,284
				$1,767,820

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2009:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	2,169,301,577	9,300,000	2,178,601,577
$ 600,000 Convertible note financing	718,750,685	21,875,000	740,625,685
$ 300,000 Convertible note financing	17,140,274	10,000,000	27,140,274
			2,946,367,536

The Company’s determination of the number of shares indexed to the $2,825,000 and the $600,000 financings as of December 31, 2008 are materially impacted by the use of par value as a conversion rate “floor”. The actual terms of the financings call for a conversion rate of the lower of $.02 or 85% of the 30-day VWAP. However, 85% of the 30-day VWAP at December 31, 2008 is less than par and, consistent with redemptions which took place during 2008, par was used as the floor conversion rate due to the impact of state securities law which may not allow for issuance of shares at less than par value. Had the indexed share been calculated using the 30 day VWAP, the number of indexed shares would be materially higher and, as a result, so would the associated derivative liability.

Warrants issued in connection with the $600,000 financing have an embedded derivative feature (full-ratchet anti-dilution provision).   Emerging Issues Task Force EITF 07-5 requires reclassification of the warrants to liabilities at fair value on January 1, 2009 and subsequent reporting of the change in fair value.   The valuation for 21,875,000 warrants with embedded features was $4,379 on January 1, 2009 and $13,125 on March 31, 2009.   $4,379 was reclassified from the accumulated deficit account to the derivative liabilities account on January 1, 2009.  For the quarter ended March 31, 2009, the change in fair value of this component of the derivative instruments was $8,746 and recorded as an increase in the derivative liability account and as an expense.

NOTE 5 - STOCK BASED COMPENSATION

Stock Options:

The following table summarizes stock option activity:

	Total options	Weighted Average Price
Outstanding, December 31, 2008	13,278,151	$0.02
Granted	––	––
Cancelled	(1,719,667)	$(0.10)
Exercised	––	––
Outstanding, March 31, 2009	11,558,484	$0.01

NOTE 6 – OTHER STOCKHOLDERS’ EQUITY

a)

Outstanding warrants:

At March 31, 2009, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,800,000 financing	07/21/06	07/21/09 & 07/21/11	9,300,000	$.25- $1
$ 300,000 financing	03/19/08	03/19/13	10,000,000	$.02
			19,300,000

NOTE 7 – SUBSEQUENT EVENT

The Board of Directors authorized a reverse split of our issued and outstanding shares at a ratio of one-for-three hundred.  The reverse split was effectuated on April 8, 2009, the effect of which has not been reflected in these financial statements.

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

BACKGROUND

CoroWare, Inc (“CoroWare” or “the Company”) is a professional services, software development and managed services company that develops and delivers telepresence products and services, collaborative web applications, and mobile robotics solutions to its customers in North America and Europe. The Company has historically focused its efforts in the software products, education and automotive industry sectors. The Company has one operational subsidiary: CoroWare Technologies, Inc. (“CTI”).

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

CTI is comprised of three principal solutions delivery groups:

•

Business Solutions

•

Robotics and Automation

•

Telepresence

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008:

During the three-month period ended March 31, 2009 (the "2009 Period") revenues were $657,989 compared to revenues of $778,276 during the three-month period ended March 31, 2008 (the "2008 Period"). Our revenues decreased as we continue to see customers delay or reduce spending on software development, multimedia production and infrastructure deployments.

Cost of revenues was $415,488 and $619,028 for the 2009 Period compared to the 2008 Period, respectively. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs.  Management made a concerted effort during the second half of 2008 and the first quarter of 2009 to reduce staffing levels that helped to reduce our cost of sales and increase our gross profit.  Gross profit on these 2009 revenues amounted to $242,501 compared to $159,248 for the 2008 Period revenues.

Operating expenses were $301,235 during the 2009 Period compared to $686,008 during the 2008 Period.  Selling, general and administrative operating expenses were significantly lower in the 2009 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from continuing operations before other income was $58,734 during the 2009 Period compared to $526,760 in the 2008 Period.  We believe the reduction in this loss to be a direct result of our cost cutting measures.

Loss from continuing operations was $2,064,835 during the 2009 Period compared to loss of $906,133 in the 2008 Period.  Included in this loss is other income (expense) of $2,006,101 for the 2009 Period and $379,373 for the 2008 Period.  This other income (expense) is comprised primarily of derivative expense and amortization of debt discount and deferred finance costs.  The increase in the derivative expense is a direct result of the increase in our stock price ($0.0001 at December 31, 2008 versus $0.0006 at March 31, 2009).  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.   Even through the share prices are sub-penny, the effect on the derivative liability is significant as the liability increases six times with an increase in the share price from $0.0001 at December 31, 2008 versus $0.0006 at March 31, 2009.

Loss from discontinued operations was $0 during the 2009 period compared to a loss of $4,273 in the 2008 period.

Weighted average shares outstanding were 878,752,920 during the 2009 Period compared to 136,663,873 in the 2008 Period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had current assets of $199,853, current liabilities of $6,092,406, negative working capital of $5,892,553 and an accumulated deficit of $21,294,786.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2008:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt	$826,866	$585,188	$241,678	$—	$—
Notes payable	285,000	285,000	—	—	—
Notes payable, related parties	227,100	227,100	—	—	—
Operating leases	110,829	36,800	74,029	—	—
Total	$1,449,795	$1,134,088	$315,707	$—	$—

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-K for the year ended December 31, 2008.  Also refer to Note 1 of the accompanying Notes to Consolidated Financial Statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer); the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituting material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process. The Company has historically had limited accounting and limited operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by a limited number of individuals. The parties that perform the accounting and financial reporting operations are the only parties with any significant knowledge of generally accepted accounting principles. In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

We lack segregation of duties in the period-end financial reporting process. This lack of additional accounting/auditing staff with significant knowledge of generally accepted accounting principles in order to properly segregate duties could result in ineffective oversight and monitoring and the possibility of a misstatement within the financial statements. However, the material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

The Company is currently reviewing its policies and is evaluating its disclosure controls and procedures so that it will be able to determine the changes it can and should make to make such controls more effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

None.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

31	Certification of Periodic Financial Reports by Lloyd Spencer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Reports by Lloyd Spencer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coroware, Inc.

/s/ LLOYD T. SPENCER
Dated: May 20, 2009	Lloyd T. Spencer, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

11