Form 10-Q
period 2009-06-30
CoroWare, Inc,
filed 2009-08-19
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

As of August 5, 2009 there were 2,942,211shares of the issuer's $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective on April 8, 2009.

COROWARE, INC.

June 30, 2009 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

F-1

Consolidated Balance Sheets at June 30, 2009 and December 31, 2008

F-1

Consolidated Statements of Operations for the three and six months ended
June 30, 2009 and 2008

F-2

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008

F-3

Notes To Consolidated Financial Statements

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.

Controls and Procedures

10

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 1a.

Risk Factors

11

Item 2.

Unregistered Sales of Equity Securities and Use of Funds

11

Item 3.

Defaults Upon Senior Securities

11

Item 4.

Submission Of Matters to a Vote of Security Holders

11

Item 5.

Other Information

11

Item 6.

Exhibits

11

Signatures

12

Part I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

COROWARE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$1,313	$32,142
Accounts receivable, net	194,978	52,796
Other current assets	3,073	8,821
Total current assets	199,364	93,759

Property and equipment, net	77,717	65,462
Intangible assets, net	50,981	148,343
Other assets, net	4,815	4,815
Deferred financing costs, net	59,646	130,173

TOTAL ASSETS	$392,523	$442,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$121,102	$29,210
Accounts payable and accrued expenses	2,085,848	1,985,112
Accrued expenses, related parties	191,506	166,513
Notes payable	317,732	322,500
Notes payable, related parties	331,940	189,600
Derivative liability	2,207,669	284,745
Current maturities of convertible debt, net of discount	1,552,043	585,188
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
June 30, 2009 and December 31, 2008	571,604	212,888
Total current liabilities	7,379,444	3,775,756

Convertible debt, net of discount	––	241,678
Long-term debt	989,100	989,100
Total liabilities	8,368,544	5,006,534

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
2,922,211 and 2,929,176 shares issued and outstanding at	2,922	2,929
June 20, 2009 and December 31, 2008, respectively
Additional paid-in capital	14,717,795	14,694,361
Accumulated deficit	(22,656,659)	(19,225,572)
Cumulative effect of adjustment related to the adoption of EITF 07-05	(4,379)	––
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(7,976,021)	(4,563,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$392,523	$442,552

 The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$416,117	$654,147	$1,074,106	$1,438,317
Cost of revenues	253,589	559,989	669,077	1,185,822
Gross profit	162,528	94,158	405,029	252,495
Operating expenses:
General and administrative	190,353	619,860	413,129	1,228,594
Sales and marketing	30,642	14,594	46,327	34,228
Depreciation and amortization	46,696	62,387	109,470	119,614
Total operating expenses	267,691	696,841	568,926	1,382,436

Loss from operations	(105,163)	(602,683)	(163,897)	(1,129,941)

Other income (expense):
Derivative income (expense)	(691,803)	1,371,059	(2,277,262)	1,336,123
Interest expense, net	(569,286)	(105,041)	(989,928)	(299,988)
Loss on debt redemptions	––	(192,602)	––	(342,088)
Total other income (expense)	(1,261,089)	1,073,416	(3,267,190)	694,047

Net income (loss)	$(1,366,252)	$470,733	$(3,431,087)	$(435,894)

Net loss per share:
Basic and diluted, continuing operations	$(0.46)	$0.71	$(1.17)	$(0.72)
Weighted average shares outstanding:
Basic and diluted	2,917,834	666,915	2,923,474	607,631

 The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,431,087)	$(435,894)
Adjustments to reconcile net loss to net flows
from operating activities:
Depreciation and amortization	109,470	119,614
Stock option expense	27,373	61,284
Amortization of debt discount	837,507	161,045
Amortization of deferred financing costs	70,528	79,546
Derivative (income) loss	2,277,262	(1,336,123)
Loss on debt redemptions	––	342,088
Common stock issued for services	––	283,666
Imputed interest	––	1,800
Changes in operating assets and liabilities:
Accounts receivable, net	(142,182)	(11,159)
Other current assets, net	5,748	(19,402)
Accounts payable and accrued expenses	8,280	349,015
NET CASH FLOWS FROM OPERATING ACTIVITIES	(237,101)	(404,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(23,192)	(8,458)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(23,192)	(8,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt financing	––	240,000
Proceeds from lines of credit, net	91,892	––
Payments on notes payable	(5,268)	––
Payments on notes payable, related party	(30,000)	––
Proceeds from notes payable	500	––
Proceeds from notes payable, related party	172,340	17,900
NET CASH FLOWS FROM FINANCING ACTIVITIES	229,464	257,900

NET DECREASE IN CASH	(30,829)	(155,078)
Cash, beginning of period	32,142	205,058
Cash, end of period	$1,313	$49,980

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$24,065	$33,691
Income taxes paid	$––	––

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for Series B preferred stock dividends	$––	$28,750
Common stock issued in satisfaction of note payable	$––	$1,500
Common stock issued for redemption of convertible debentures	$––	$355,599
Common stock issued in satisfaction of accrued liabilities	$4,100	$208,449
Common stock issued for conversion of Series C preferred stock	$––	$35,000

 The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Coroware, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K and prior reports for 2008. The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc. (“CTI”). Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc. (“IR”), Robotic Workspace Technologies, Inc. (“RWT”), and Robotics Software Service, Inc. (“RSS”) (Herein are referred to as the “Subsidiaries”). In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2008 as reported in Form 10-K have been omitted.

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

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the six months ended June 30, 2009 and 2008 of $3,431,087 and $435,894, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

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

NOTE 4 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
$2,825,000 financing	$1,064,135	$585,188
$ 600,000 financing	269,427	85,602
$ 300,000 financing	218,481	156,076
	$1,552,043	$826,866

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended June 30, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$––	$(252,117)	$––	$(252,117)
$ 600,000 financing	––	(199,517)	––	(199,517)
$ 300,000 financing	––	11,786	––	11,786
Preferred stock, Series B	––	(251,953)	––	(251,953)
	$––	$(691,801)	$––	$(691,801)

	Six Months ended June 30, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$––	$(1,347,000)	$––	$(1,347,000)
$ 600,000 financing	––	(569,710)	––	(569,710)
$ 300,000 financing	––	(1,836)	––	(1,836)
Preferred stock, Series B	––	(358,716)	––	(358,716)
	$––	$(2,277,262)	$––	$(2,277,262)

The following table illustrates the components of derivative liabilities at June 30, 2009:

	Compound Derivative	Warrant Liability	Other warrants	Total
$2,825,000 financing	$1,559,260	$18	$––	$1,559,278
$ 600,000 financing	639,855	4,038	––	643,893
$ 300,000 financing	118	4,380	––	4,498
				$2,207,669

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2009:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	18,513,394	31,000	18,544,394
$ 600,000 Convertible note financing	6,152,450	40,385	6,192,835
$ 300,000 Convertible note financing	58,860	33,333	92,193
			24,829,422

Warrants issued in connection with the $600,000 financing have an embedded derivative feature (full-ratchet anti-dilution provision).  Emerging Issues Task Force EITF 07-5 requires reclassification of the warrants to liabilities at fair value on January 1, 2009 and subsequent reporting of the change in fair value.  The valuation for 72,917 warrants with embedded features was $4,379 on January 1, 2009 and $13,125 on June 30, 2009.  $4,379 was reclassified from the accumulated deficit account to the derivative liabilities account on January 1, 2009. For the quarter ended June 30, 2009, the change in fair value of this component of the derivative instruments was $8,746 and recorded as an increase in the derivative liability account and as an expense.

NOTE 5 - STOCK BASED COMPENSATION

Stock Options:

The following table summarizes stock option activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2008	44,261	$6.00
Granted	––	––
Cancelled	(5,732)	$(30.00)
Exercised	––	––
Outstanding, June 30, 2009	38,529	$3.00

NOTE 6 – OTHER STOCKHOLDERS’ EQUITY

a)

Outstanding warrants:

At June 30, 2009, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,800,000 financing	07/21/06	07/21/09 & 07/21/11	31,000	$6.00
$ 600,000 financing	10/25/07	10/25/10	40,385	$0.13
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00
			104,718

b)

Reverse stock split:

All common share amounts and per share amounts in the accompanying financial statements for the three and six months ended June 30, 2009 reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 8, 2009.

NOTE 7 – SUBSEQUENT EVENT

On July 24, 2009, the Company entered into a Forbearance and Settlement Agreement (the “Agreement”) with ThreeAM, SPC Ltd. (“ThreeAM”), the current holder of the convertible debentures described in Note 4. The Agreement calls for the Company to make a lump sum payment of $350,000 in cash to ThreeAM by no later than September 15, 2009. This payment by the Company will fully and completely satisfy the Company’s obligations under its convertible debt agreements.  There is no guarantee that the Company will be able to raise the needed funds to pay ThreeAM.

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

CTI is comprised of three principal solutions delivery groups:

•

Software and IT Consulting: Professional Services, including IT management, software development, content management, program management.

•

Robotics and Automation: Professional Services such as visualization, simulation and software development; and Mobile Robot Platforms for university, government and corporate researchers.

•

Telepresence: High definition video conferencing solutions and subscription services.

The company’s revenues are principally derived from standing contracts that include Microsoft (partner management and IT professional services), a European auto manufacturer (simulation software custom development), and other customers whose product development groups require custom software development and consulting companies.. Existing contract revenues vary month by month based on the demands of the clients. The Company’s telepresence effort is in the early stages of growth and will require additional working capital to compete effectively against new entrants in this rapidly growing market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008:

During the three-month period ended June 30, 2009 (the "2009 Period") revenues were $416,117 compared to revenues of $654,147 during the three-month period ended June 30, 2008 (the "2008 Period"). Our revenues decreased compared to the previous quarter as customers delayed or reduced spending on software development, infrastructure deployment and product purchases.

Cost of revenues was $253,589 and $559,989 for the 2009 Period compared to the 2008 Period, respectively. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs. Management made a concerted effort during the past 12 months to reduce our cost of sales and increase our gross profit. Gross profit on these 2009 revenues amounted to $162,528 (39% gross profit percentage) compared to $94,158 (14% gross profit percentage) for the 2008 Period revenues.

Operating expenses were $267,691 during the 2009 Period compared to $696,841 during the 2008 Period. Selling, general and administrative operating expenses were significantly lower in the 2009 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from operations was $105,163 during the 2009 Period compared to a loss of $602,683 in the 2008 Period. We believe the reduction in this loss to be a direct result of our cost cutting measures.

Other income (expense) was $(1,261,089) during the 2009 Period compared to $1,073,416 in the 2008 Period. Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. The derivative expense in the 2009 Period is an indirect result of losing the par floor on the conversion feature subsequent to the 1-for-300 reverse split. The par floor had the effect of limiting the number of shares indexed to the debt and thus limiting the liability. Subsequent to the reverse split, the stock was trading well above par so the number of shares indexed to the debt was not limited, the liability was thus greater and derivative expense was recorded. The stock price over the three month period remained relatively consistent with little volatility during the 2009 Period. ($0.18 at March 31, 2009 versus $0.18 at June 30, 2009). The derivative income in the 2008 Period is the direct result of the decrease in our stock price on the measurement dates during the three month period ($2.10 at March 31, 2008 versus $.45 at June 30, 2008). A decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the Monte Carlo calculator) which resulted in derivative income.

Net loss for the 2009 Period was $1,366,752 compared to net income of $470,733 for the 2008 Period.

Weighted average shares outstanding were 2,917,834 during the 2009 Period compared to 669,915 in the 2008 Period.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008:

During the six-month period ended June 30, 2009 (the "2009 Six Month Period") revenues were $1,074,106 compared to revenues of $1,438,317 during the six-month period ended June 30, 2008 (the "Six Month 2008 Period"). Our revenues decreased compared to the Six Month 2008 Period as customers delayed or reduced spending on software development, infrastructure deployment and product purchases.

Cost of revenues was $669,077 and $1,185,822 for the Six Month 2009 Period compared to the Six Month 2008 Period, respectively. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs. Management made a concerted effort during the second half of 2008 and the first half of 2009 to reduce staffing levels that helped to reduce our cost of sales and increase our gross profit. Gross profit on these 2009 revenues amounted to $405,029 compared to $252,495 for the 2008 Period revenues.

Operating expenses were $568,926 during the Six Month 2009 Period compared to $1,382,436 during the Six Month 2008 Period. Selling, general and administrative operating expenses were significantly lower in the 2009 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from operations was $163,897 during the Six Month 2009 Period compared to $1,129,941 in the Six Month 2008 Period. We believe the reduction in this loss to be a direct result of our cost cutting measures.

Other income (expense) was $(3,267,190) during the Six Month 2009 Period compared to $694,047 in the Six Month 2008 Period. Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. The derivative expense in the Six Month 2009 Period is a direct result of the increase in our stock price on the measurement dates during the six month period ($0.03 at December 31, 2008 versus $0.18 at June 30, 2009). The derivative income in the Six Month 2008 Period is the direct result of the decrease in our stock price on the measurement dates during the six month period ($3.00 at December 31, 2007 versus $.45 at June 30, 2008).

Net loss for the Six Month 2009 Period was ($3,431,087) compared to net loss of ($435,894) for the Six Month 2008 Period.

Weighted average shares outstanding were 2,923,474 during the Six Month 2009 Period compared to 607,631 in the Six Month 2008 Period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had current assets of $199,364, current liabilities of $7,379,444, negative working capital of $7,180,080 and an accumulated deficit of $7,976,021.

We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we do not obtain additional capital, we may cease operations.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2008:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt	$826,866	$585,188	$241,678	$––	$––
Notes payable	322,500	322,500	––	––	––
Notes payable, related parties	189,600	189,600	––	––	––
Operating leases	110,829	36,800	74,029	––	––
Long –term debt	989,100	989,100
Total	$2,438,895	$2,123,188	$315,707	$––	$––

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of Lloyd T. Spencer, who serves as the Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (the principal financial officer); the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituting material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process. The Company has historically had limited accounting and limited operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by a limited number of individuals. The parties that perform the accounting and financial reporting operations are the only parties with any significant knowledge of generally accepted accounting principles. In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

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

Coroware, Inc.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Date:  August 19, 2009

12