Form 10-Q
period 2009-09-30
CoroWare, Inc,
filed 2009-11-23
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
OF 1934
For the quarterly period ended September 30, 2009

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

(REGISTRANT TELEPHONE NUMBER)

———————

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

As of November 20, 2009 there were 3,583,380 shares of the issuer’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective on April 8, 2009.

COROWARE, INC.

September 30, 2009 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

F-1

CONSOLIDATED BALANCE SHEETS

F-1

CONSOLIDATED STATEMENTS OF OPERATIONS

F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS

F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-5

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM 4.       CONTROLS AND PROCEDURES

12

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

12

ITEM 1A.    RISK FACTORS

12

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

12

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5.       OTHER INFORMATION

13

ITEM 6.       EXHIBITS

13

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

COROWARE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash	$46	$32,142
Accounts receivable, net	116,974	52,796
Other current assets	7,870	8,821
Total current assets	124,890	93,759

Property and equipment, net	48,661	65,462
Intangible assets, net	44,331	148,343
Other assets, net	4,815	4,815
Deferred financing costs, net	22,986	130,173

TOTAL ASSETS	$245,683	$442,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$124,371	$29,210
Accounts payable and accrued expenses	2,505,931	1,985,112
Accrued expenses, related parties	224,876	166,513
Notes payable	317,732	322,500
Notes payable, related parties	408,229	189,600
Derivative liability (Note 4)	1,741,676	284,745
Current maturities of convertible debt, net of discount (Note 4)	2,102,467	585,188
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of September 30, 2009 and December 31, 2008	383,198	212,888
Total current liabilities	7,808,480	3,775,756

Convertible debt, net of discount	—	241,678
Long-term debt	989,100	989,100
Total liabilities	8,797,580	5,006,534

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
3,063,741 and 2,929,176 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	3,064	2,929
Additional paid-in capital	14,753,416	14,694,361
Accumulated deficit	(23,272,677)	(19,225,572)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(8,551,897)	(4,563,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,683	$442,552

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$386,903	$495,688	$1,461,009	$1,934,004
Cost of revenues	313,723	326,307	982,800	1,512,125

Gross profit	73,180	169,381	478,209	421,879
Operating expenses:
General and administrative	272,692	322,628	685,781	1,551,217
Sales and marketing	30,127	61,247	76,455	95,475
Depreciation and amortization	10,297	59,862	119,767	179,476
Total operating expenses	313,116	443,737	882,003	1,826,168

Loss from operations	(239,936)	(274,356)	(403,794)	(1,404,289)

Other income (expense): (Note 4)
Derivative income (expense)	654,399	40,620	(1,622,863)	1,376,743
Interest expense, net	(1,026,141)	(135,295)	(2,016,069)	(435,287)
Loss on debt redemptions	—	(105,662)	—	(447,750)
Total other income (expense)	(371,742)	(200,337)	(3,638,932)	493,706

Net loss	$(611,678)	$(474,693)	$(4,042,726)	$(910,583)

Net loss per share:
Basic and diluted, continuing operations	$(0.21)	$(0.29)	$(1.38)	$(0.89)
Weighted average shares outstanding:
Basic and diluted	2,953,870	1,618,371	2,931,369	1,018,789

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2009 and 2008

(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,042,726)	$(910,583)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	119,767	179,476
Stock option expense	40,075	81,187
Amortization of debt discount	1,776,676	213,963
Amortization of deferred financing costs	107,186	121,369
Derivative (income) loss	1,622,863	(1,376,743)
Loss on debt redemptions	—	447,750
Common stock issued for services	9,418	423,170
Write off of software development costs	35,842	—
Imputed interest	—	2,400
Gain on settlement of liabilities with stock	(6,453)	(9,529)
Changes in operating assets and liabilities:
Accounts receivable, net	(64,178)	(38,006)
Other current assets, net	951	12,556
Accounts payable and accrued expenses	93,086	323,446
NET CASH FLOWS FROM OPERATING ACTIVITIES	(307,493)	(529,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(33,625)	(41,844)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(33,625)	(41,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt financing	—	240,000
Proceeds from lines of credit, net	95,161	7,048
Payments on notes payable	(5,268)	—
Payments on notes payable, related party	(30,000)	(13,700)
Proceeds from notes payable	500	—
Proceeds from notes payable, related party	248,629	135,400
NET CASH FLOWS FROM FINANCING ACTIVITIES	309,022	368,748

NET DECREASE IN CASH	(32,096)	(202,640)
Cash, beginning of period	32,142	205,058
Cash, end of period	$46	$2,418

Continued.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months ended September 30, 2009 and 2008

(Unaudited)

	2009	2008

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$24,065	$19,963
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for Series B preferred stock dividends	$—	$3,750
Common stock issued in satisfaction of note payable	$—	$44,925
Common stock issued for redemption of convertible debentures	$—	$462,141
Common stock issued in satisfaction of accrued liabilities	$19,116	$301,585
Common stock issued for conversion of Series C preferred stock	$—	$35

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CoroWare, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2008 and prior quarterly reports on Form 10-Q for 2009. The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc. Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc., Robotic Workspace Technologies, Inc., and Robotics Software Service, Inc. (herein referred to as the “Subsidiaries”). In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2008 as reported in Form 10-K have been omitted. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 23, 2009, the date the financial statements were issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adopted Accounting Pronouncements:

Effective July 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

On January 1, 2009, the Company adopted FASB ASC 815-40. This section of the Codification provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of FASB ASC 815-40 affected the Company’s accounting for the warrants associated with the $600,000 convertible debenture resulting in the Company recording a derivative liability of $4,379 representing the fair value of the warrants as of January 1, 2009. FASB ASC 815-40 requires the Company to recognize the cumulative effect of the change in accounting principle as an adjustment to the opening balance of retained earnings.

Reclassifications:

Certain 2008 balances have been reclassified to conform to current year presentation.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the nine months ended September 30, 2009 and 2008 of $4,042,726 and $910,583, respectively. Because of these losses, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of private placements, public offerings, bank financing and/or related party financings.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings, bank financing and/or related party financing necessary to support the Company’s working capital requirements. To the extent that funds generated from operations, any private placements, public offerings, bank financing and/or related party financings are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available or, if available, will be on terms acceptable to the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

	September 30, 2009	December 31, 2008
$2,825,000 financing	$1,392,298	$585,188
$ 600,000 financing	468,773	85,602
$ 300,000 financing	241,396	156,076
	$2,102,467	$826,866

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended September 30, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$—	$142,564	$—	$142,564
$ 600,000 financing	—	321,574	—	321,574
$ 300,000 financing	—	1,855	—	1,855
Preferred stock, Series B	—	188,406	—	188,406
	$—	$654,399	$—	$654,399

	Nine Months ended September 30, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total

$2,825,000 financing	$—	$(1,204,436)	$—	$(1,204,436)
$ 600,000 financing	—	(248,136)	—	(248,136)
$ 300,000 financing	—	19	—	19
Preferred stock, Series B	—	(170,310)	—	(170,310)
	$—	$(1,622,863)	$—	$(1,622,863)

The following table illustrates the components of derivative liabilities at September 30, 2009:

	Compound Derivative	Warrant Liability	Other warrants	Total
$2,825,000 financing	$1,415,714	$1,000	$—	$1,416,714
$ 600,000 financing	319,694	2,625	—	322,319
$ 300,000 financing	—	2,643	—	2,643
	$1,735,408	$6,268	$—	$1,741,676

Portions of the $2,825,000 financing are in default. The debenture was issued in three tranches as follows: $1,250,000 on July 21, 2006 (“Tranche 1”), $575,000 on August 21, 2006 (“Tranche 2”), and $1,000,000 on December 7, 2006 (“Tranche 3”). Tranche 1 and Tranche 2 have reached their maturity dates of July 21, 2009 and

August 21, 2009, respectively, and are now in default. As such, the entire amount of unpaid principal and interest are due and payable.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2009:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	24,024,888	31,000	24,055,888
$ 600,000 Convertible note financing	8,197,286	52,500	8,249,786
$ 300,000 Convertible note financing	60,586	33,333	93,919
	32,282,760	116,833	32,399,593

Warrants issued in connection with the $600,000 financing have an embedded derivative feature (full-ratchet anti-dilution provision). FASB ASC 815-40 requires reclassification of the warrants to liabilities at fair value on January 1, 2009 and subsequent reporting of the change in fair value. The valuation for 72,917 warrants with embedded features was $4,379 on January 1, 2009 and $2,625 on September 30, 2009. On January 1, 2009, $4,379 was reclassified from the accumulated deficit account to the derivative liabilities account. For the quarter ended September 30, 2009, the change in fair value of this component of the derivative instruments was $1,413 and recorded as an increase in the derivative liability account and as an expense.

The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. In the same manner, derivative expense is created when our share price increases and derivative income is created when our share price decreases.

NOTE 5 – STOCK BASED COMPENSATION

Stock Options:

The following table summarizes stock option activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2008	44,261	$6.00
Granted	—	—
Cancelled	(5,732)	$(30.00)
Exercised	—	—
Outstanding, September 30, 2009	38,529	$3.00

NOTE 6 – OTHER STOCKHOLDERS’ EQUITY

a)

Outstanding warrants:

At September 30, 2009, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	07/21/06	07/21/11	31,000	$6.00
$ 600,000 financing	10/25/07	10/25/10	52,500	$0.13
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00
			116,833

b)

Reverse stock split:

All common share amounts and per share amounts in the accompanying financial statements for the three and nine months ended September 30, 2009 reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 8, 2009.

c)

Issuance of common stock:

The following table summarizes common stock issued for services during the quarter ended September 30, 2009:

	Shares	Value
Deferred compensation	96,530	$18,560
Professional fees	45,000	4,500
	141,530	$23,060

NOTE 7 – SUBSEQUENT EVENTS

The Company issued the following shares subsequent to September 30, 2009:

Shares issued in satisfaction of deferred salaries	75,964
Shares issued to settle outstanding accounts payable with vendors	150,000
Shares issued in connection with Yorkville redemptions	293,675
519,639

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, they should not be regarded as a representation by CoroWare, Inc., or any other person, that such expectations will be achieved. The business and operations of CoroWare, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

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

CTI’s expertise includes the deployment and integration of computing platforms and applications, as well as the development of unmanned vehicle software and solutions for customers in the research, commercial, and homeland security market segments. CTI plans to continue offering its high value software systems development and integration services that also complement the growing trend in outsourced software development services in Asia, Latin America and Eastern Europe.

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

The Company’s revenues are principally derived from standing contracts that include Microsoft (partner management and IT professional services), a European auto manufacturer (simulation software custom development), and other customers whose product development groups require custom software development and consulting companies. Existing contract revenues vary month by month based on the demands of the clients. The Company’s telepresence effort is in the early stages of growth and will require additional working capital to compete effectively against new entrants in this rapidly growing market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008:

During the three-month period ended September 30, 2009 (the “2009 Period”) revenues were $386,903 compared to revenues of $495,688 during the three-month period ended September 30, 2008 (the “2008 Period”). Our revenues decreased compared to the previous quarter as customers delayed or reduced spending in July on software development, infrastructure deployment and product purchases.

Cost of revenues was $313,723 for the 2009 Period compared to $326,307 for the 2008 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs. Management made a concerted effort during the past 12 months to reduce our cost of revenues and increase our gross profit. Gross profit on these 2009 Period revenues amounted to $73,180 (19% gross profit percentage) compared to $169,381 (34% gross profit percentage) for the 2008 Period revenues. The reduced gross profit percentage resulted from delayed project revenues in July as employee labor-related costs remained stable in anticipation of projects commencing later in the year.

Operating expenses were $313,116 during the 2009 Period compared to $443,737 during the 2008 Period. Selling, general and administrative operating expenses were lower in the 2009 Period due to the reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from operations was $239,936 during the 2009 Period compared of $274,356 in the 2008 Period. We believe the reduction in this loss to be a direct result of our cost cutting measures.

Other income (expense) was ($371,742) during the 2009 Period compared to ($200,337) in the 2008 Period. Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. The derivative income in the 2009 Period is the result of the decrease in our stock price on the measurement dates during the three month period ($0.18 at June 30, 2009 versus $0.12 at September 30, 2009). The derivative income in the 2008 Period is the direct result of the decrease in our stock price on the measurement dates during the three month period ($0.45 at June 30, 2008 versus $0.09 at September 30, 2008). A decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the Monte Carlo calculator) which resulted in derivative income. Interest expense for the three month 2009 Period is $1,026,141 compared to $135,295 for the three month 2008 Period. This increase in interest expense is a direct result of the amortization of debt discount on the convertible debt. The debt discount is being amortized using the effective interest method. Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2009 Period was $611,678 compared to net loss of $474,693 for the 2008 Period.

Weighted average shares outstanding were 2,953,870 during the 2009 Period compared to 1,618,371 in the 2008 Period.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008:

During the nine-month period ended September 30, 2009 (the “nine month 2009 Period”) revenues were $1,461,009 compared to revenues of $1,934,004 during the nine-month period ended September 30, 2008 (the “nine month 2008 Period”). Our revenues decreased compared to the nine month 2008 Period as customers delayed or reduced spending on software development, infrastructure deployment and product purchases in the second and third quarter periods of 2009.

Cost of revenues was $982,800 for the nine month 2009 Period compared to $1,512,125 for the nine month 2008 Period. Cost of revenues sold represents primarily labor and labor-related costs in addition to overhead costs. Management made a concerted effort during the last twelve months to reduce staffing levels that helped to reduce our cost of sales and increase our gross profit. Gross profit on these 2009 revenues amounted to $478,209 (33% gross profit percentage) compared to $421,879 (22% gross profit percentage) for the nine month 2008 Period revenues.

Operating expenses were $882,003 during the nine month 2009 Period compared to $1,826,168 during the nine month 2008 Period. Selling, general and administrative operating expenses were significantly lower in the 2009 Period due to the substantial reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from operations was $403,794 during the nine month 2009 Period compared to $1,404,289 in the nine month 2008 Period. We believe the reduction in this loss to be a direct result of our cost cutting measures.

Total other income (expense) was ($3,638,932) during the nine month 2009 Period compared to $493,706 in the nine month 2008 Period. Total other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. The derivative expense in the nine month 2009 Period is the result of the increase in our stock price at each measurement date ($0.03 at December 31, 2008 versus $0.12 at September 30, 2009). The derivative income in the nine month 2008 Period is the direct result of the decrease in our stock price on the measurement dates during the nine month period ($3.00 at December 31, 2007 versus $0.09 at September 30, 2008). Interest expense for the nine month 2009 Period is $2,016,069 compared to $435,287 for the nine month 2008 Period. This increase in interest expense is a direct result of the amortization of debt discount on the convertible debt. The debt discount is being amortized using the effective interest method. Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the nine month 2009 Period was $4,042,726 compared to $910,583 for the nine month 2008 Period.

Weighted average shares outstanding were 2,931,369 during the nine month 2009 Period compared to 1,018,789 in the nine month 2008 Period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had current assets of $124,890, current liabilities of $7,808,480, negative working capital of $7,683,590 and an accumulated deficit of $23,272,677.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2008:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$826,866	$585,188	$241,678	$—	$—
Notes payable	322,500	322,500	—	—	—
Notes payable, related parties	189,600	189,600	—	—	—
Operating leases	110,829	36,800	74,029	—	—
Long –term debt	989,100	989,100
Total	$2,438,895	$2,123,188	$315,707	$—	$—

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of Lloyd T. Spencer, who serves as the Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (the principal financial officer), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituting material weaknesses as discussed below.

The Company has historically had limited operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by a limited number of individuals. The parties that perform the accounting and financial reporting operations are the only parties with any significant knowledge of generally accepted accounting principles. Thus, we lack segregation of duties in the period-end financial reporting process. This lack of additional accounting/auditing staff with significant knowledge of generally accepted accounting principles in order to properly segregate duties could result in ineffective oversight and monitoring and the possibility of a misstatement within the financial statements. However, the material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

The Company is currently reviewing its policies and is evaluating its disclosure controls and procedures so that it will be able to determine the changes it can and should make to make such controls more effective.

Changes in Internal Control over Financial Reporting

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

(c)

As of July 21, 2009, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC. The first tranche of this debenture was issued on July 21, 2006 in the original principal amount of $1,250,000 and the second tranche was issued on August 21, 2006 in the original principal amount of $575,000. The debenture accrued interest at 10% per annum through March 25, 2008 at which time the interest rate was increased to 14% per annum. The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock. We have received notice from Yorkville indicating its intent to convert $17,700 of debentures principal into 293,675 shares of our common stock in aggregate.

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

CoroWare, Inc.

/s/ LLOYD T. SPENCER
Dated: November 23, 2009	Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer
(Principal Executive Officer and Principal
Accounting and Financial Officer)

14