Form 10-K
period 2009-12-31
CoroWare, Inc,
filed 2010-05-12
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

COROWARE, INC.
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

COMMON STOCK, PAR VALUE $.001
(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) the Act.  Yes☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and  will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of March 31, 2010, was $194,397. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 31, 2010 there were 9,245,454 shares of the issuer's $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Annual Report on Form 10-K for the years ended December 31, 2009 and 2008 reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the CoroWare, Inc., effective April 8, 2009.

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

CoroWare undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout this Annual Report, which are designed to advise interested parties of the risk factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. BUSINESS

Overview

CoroWare, Inc is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. (“CTI”), has expertise in information technology consulting, mobile robotics, and affordable telepresence.  Through our subsidiary, the CoroWare delivers custom engineering services, hardware and software products, and subscription services that benefit customers in North America, Europe, Asia and the Middle East.  Our customers span multiple industry sectors and comprise universities, software and hardware product development companies, and non-profit organizations.

In 2007, Robotic Workspace Technologies, Inc. (“RWT”), our other subsidiary, ceased all operations including manufacturing, sales and service of the Universal Robot Controller. In 2008, we sold RWT’s robotic control technology patents through a patent auction.

CoroWare stabilized its revenues during 2009, having worked through the most challenging economic environment in the our history.  We improved our gross with a view towards achieving modest growth in 2010 as we diversify our business with telepresence and customer spending continues to improve.

Employees

As of December 31 2009, CoroWare had a total of twenty-four (24) employees (of which 15 are full time) and several independent contractors providing services. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

COROWARE TECHNOLOGIES, INC.

CoroWare Technologies comprises three separately managed lines of business:

CoroWare Business Solutions	IT and lab management; software architecture, design and development; content delivery; partner and program management.

Robotics and Automation	Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.

Telepresence	High definition video conferencing products, solutions and subscription services.

CoroWare Business Solutions

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

Lab Management
CTI's team of experienced hardware and software deployment engineers architect, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CTI employees currently provide lab management and systems engineering support services in three Microsoft data centers and labs.

Solution Delivery

CTI’s solutions development group has been instrumental in helping product development companies, including MetraTech, design, prototype, develop and test new products and solutions.  CoroWare’s consulting staff comprises a wide range of software architects with over 20 years experience, “user experience” application developers, web service software developers, database consultants, and project managers.

In order to compete with outsourcing software and IT consulting companies in India and China, CoroWare established a near shore consulting services group in 2007 as a low cost alternative with same time zone presence.  CoroWare's Latin America partnerships offer superior cost dynamics and a near time zone alternative to Europe / US businesses requiring Spanish language capability.  CoroWare's Near Shore Consulting Services offer a stable rate against the dollar, as well as close proximity, and a familiarity with US business processes.

Robotics and Automation

CoroWare became recognized as a mobile robotics solutions integrator in the research community because of its expertise in robotics simulation and software development.  CoroWare’s CoroBot and Explorer product lines are being used by over 20 corporate and academic researchers today, and the CoroBot product line was specified in at least one Request for Proposal in 2009.

Custom Engineering

CTI offers its custom engineering expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. We believe CTI is uniquely positioned with its knowledge of robotics simulation; Player-Stage running on Linux systems; Concurrency and Coordination Runtime (CCR) and Decentralized Software Services (DSS) running on Microsoft Windows systems; embedded systems software development; and hardware and software integration services to help its customers deliver innovative product and solutions.

Solutions and Products

In May 2007, CTI began shipping the CoroBot, an affordable and flexible mobile robot that was designed to minimize the complexity of robotic development. Combining a powerful PC-class platform with a robust, object-oriented software development system empowers researchers and robotics application developers to rapidly deploy and develop robotic solutions.  Some university customers are deploying CoroBots for use in various lab activities, including the development of swarm robotics applications designed to leverage groups of robots to complete complex tasks.  In June 2009, CTI began shipping the Explorer. With more powerful motors, larger payload capacity, articulated suspension and enclosed electronics it is suitable for indoor or outdoor usage.

Telepresence

In early 2009, CTI launched its telepresence initiative in order to address the needs of enterprise customers with distributed business operations that are turning to new technologies to address the cost of doing business in a world that is increasingly dependent on suppliers, partners and customers worldwide.  In order to overcome these challenges, enterprise customers are looking for solutions that are demonstrably effective and operationally affordable.  As a result, small, medium and large sized businesses, including consulting companies, non-profit groups, and distance learning companies, are all giving serious consideration to purchasing affordable high definition videoconferencing solutions.

Through its partnership with Vidyo (http://www.vidyo.com), CoroWare is deploying high definition video conferencing solutions, including telepresence room systems, and offering CoroCallTM (http://www.corocall.com), an affordable high definition videoconferencing subscription service that is based on Vidyo’s technology.

In addition to offering its personal telepresence services, CoroWare is generating revenues with complementary video streaming and post production services.  Some customers are using our services to hold virtual sales meetings on a weekly basis by hosting 3-4 speakers in a video conference, streaming the live session to dozens or hundreds of attendees, and then publishing an edited recording of the session on their Intranet.  Other customers are planning to use our services to hold interviews in a recorded video conference, perform their own post-production, and then publish an edited version publicly.

Although this business is in its early stages of growth, we have won and are pursuing significant customer opportunities at financial consulting organizations, product development/sales companies, religious organizations, and universities.

Finally, CoroWare has proposed acquiring LTC International to leverage its in-depth knowledge of application services that we believe will help us more expeditiously enter the personal telepresence marketplace.  LTC International was formed in 1992 with the goal of helping service providers and telecommunications companies meet their growing needs for dependable systems and software solutions.  LTC International and CoroWare are still considering the proposed acquisition at this time.

ROBOTIC WORKSPACE TECHNOLOGIES, INC.

During the third quarter of 2007, RWT ceased all operations including manufacturing, sales and service of the Universal Robot Controllers (URC).  In 2009, we completed the sale of the following robotic control technology patents through a patent auction:

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

Gross proceeds on the sale of these patents in 2009 was $100,000.

Competition

Competitors in the IT consulting market comprise a combination of large and well established companies, such as Avanade and Tata Consultancy Services; and smaller, privately held consulting companies with practices in a single vertical arena such as custom software development, telecom billing, multimedia production and many other vertical industries.  We have maintained long-term relationships and have been successful in renewing contracts and in signing multi-month or yearlong contracts with key customers - including Microsoft and MetraTech, and are building similar client relationships with  new customers.

Competitors in the mobile robotics and custom engineering marketplaces have comprised iRobot (IRBT) and privately held companies such as Mobile Robots, K-Team Mobile Robotics, RoboSoft, and Evolution Robotics.  New entrants in this marketplace include Aethon, neato robotics, Brock Technologies, and Contineo Robotics.

Competitors in the affordable telepresence market include:
•	Legacy videoconferencing vendors such as Polycom, Tandberg/Cisco and Lifesize/Logitech
•	Legacy videoconferencing service providers, such as AT&T, that deploy and support legacy equipment from Polycom, Tandberg/Cisco and Lifesize/Logitech
•	New entrants in affordable and modest quality videoconferencing services, such as oovoo and Nefsis

Customers

CoroWare's IT Consulting and custom engineering businesses are dependent on a small number of tier 1 customers in Europe and North America, such as Microsoft, and on a growing number of smaller, privately held software and hardware product companies in North America.  In 2009, three of our customers each comprised more than 10% of our total revenues.

Regulation

CoroWare and products are not uniquely subject to governmental or industry regulations.

Research & Development

CoroWare's research and development activities have primarily been focused on the development of software components, such as CoroWare Usage Reporter for Vidyo, and mobile robot platforms such as the CoroBot Explorer.  We intend to continue developing hardware and software products that we believe will further grow CoroWare's telepresence and mobile robotics products, solutions and services.  Research and development expenses from continuing operations for the years ended December 31, 2009 and 2008 were $87 and $20,188, respectively.

Products

CoroBot:

CoroBot was created to minimize the complexity of robot development. By combining a powerful PC-class platform with a robust, object-oriented software development system, the CoroBot empowers users to rapidly deploy and develop robotic solutions. The CoroBot also assists the hardware developer with additional physical mounting space, ports, sensors and communication devices.

CoroWare Explorer:

The CoroWare Explorer mobile robot was created to expand on the capabilities of the CoroBot and deliver a rugged indoor/outdoor platform that can withstand environmental elements such as dirt, dust, leaf debris, sand, gravel and shallow puddles.  Extra ports and surface mounting space make Explorer a robust and expandable research robot.

CoroWare Usage Reporter for Vidyo:

CoroWare Usage Reporter for Vidyo is a Windows-based software package that analyzes detailed video conferencing call records, including the number of Vidyo rooms, ports, users, and conference call minutes.   This software product is an affordable and effective way for customers to generate video conferencing usage statistics that can be used to distribute costs and make informed purchasing decisions.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

On June 1, 2007, CoroWare entered into a lease with PS Business Park for 1,800 square feet of office space for a period of three (3) years.  The monthly rent began at $1,584 with annual increases of 3%.  We have subleased a portion of this space for $1,500 a month running from September 1, 2009 through May 31, 2010.

On July 10, 2007, CoroWare leased 1,800 square feet of space at 4056 148th Avenue, Redmond, Washington, which serves as our primary operating facility and office space.  The lease is also with PS Business Parks, L.P. but for a period of five (5) years.  Monthly rental payments began at $2,057 and increased annually by 3%.

Rental expense for the years ended December 31, 2009 and 2008 was $38,373 and $55,876, respectively.

ITEM 3.  LEGAL PROCEEDINGS

CoroWare is not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse affect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prices of Common Stock

Beginning in February 2002, CoroWare’s common stock was eligible for listing in the OTC Bulletin Board.  Our trading symbol was “SRMW” until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became “HYTT”.  In November 2006, our name was changed to Innova Robotics & Automation, Inc. and the trading symbol was changed to INRA. In April 2008, we became CoroWare, Inc. and our trading symbol was changed to CROE.  In April 2009, in conjunction with a 1-for-300 reverse stock split, our trading symbol was changed to COWI.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales price of our Common Stock as reported on the OTC Bulletin Board for each quarterly period during fiscal years ended December 31, 2009 and 2008. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK
Year Ended December 31, 2009	High	Low
First Quarter	$0.3303	$0.0300
Second Quarter	$0.5000	$0.0550
Third Quarter	$0.1790	$0.0500
Fourth Quarter	$0.2400	$0.0470

Year Ended December 31, 2008	High	Low
First Quarter	$5.4000	$1.3500
Second Quarter	$2.5500	$0.4500
Third Quarter	$0.6600	$0.0900
Fourth Quarter	$0.0900	$0.0300

There are approximately 189 record holders (not including beneficial owners holding shares in street name) of our common stock as of March 31, 2010.  The closing sale price of our common stock as reported on the OTC Bulletin Board on March 31, 2010 was $0.028 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2009, we have issued and outstanding 159,666 shares of Series B Preferred Stock all of which is entitled, prior to the declaration of any dividends on common stock, to a 5% dividend, payable in either cash or common stock.  The board of directors has sole discretion to declare dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  As of December 31, 2009, $24,684 of Series B Preferred dividends had been converted into common stock.  At December 31, 2009 and 2008, there were cumulative undeclared dividends to Preferred Series B shareholders of $15,967 and $7,983, respectively, the obligation for which is contingent on declaration by the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables set forth the information as of December 31, 2009 with respect to compensation plans under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2009
Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	-	n/a	-
2004 Stock Option Plan	-	n/a	-
2005 Stock Option Plan	35,195	$2.97	31,472
Equity Stock Compensation plan not approved by security holders:
2006 Employee Compensation Plan	n/a	n/a	-
2008 Amended Incentive Stock Plan	n/a	n/a	2,890
2008 SIP – SEC File #333-151258	n/a	n/a	-
2009 Incentive Stock Plan	n/a	n/a	374,900
Total	35,195		409,262

Stock Plans

As of December 31, 2009, CoroWare had four stock compensation plans which provided for the issuance of 1,270,000 shares to employees of CoroWare or our subsidiaries as follows:
Plan Description	Authorized Shares	Remaining Shares
2006 Employee Compensation Plan	3,333	-
2008 Incentive Stock Plan	100,000	-
2008 Amended Incentive Stock Plan	666,667	2,890
2009 Incentive Stock Plan	500,000	374,900
Total	1,270,000	377,790

Stock Options

As of December 31, 2008, we had one active Stock Option Plan known as the 2005 Stock Option Plan. The Plan was approved by our stockholders on November 3, 2006 and authorized the issuance of 66,667 shares of common stock. The Board of Directors on December 31, 2007 cancelled options for 26,367 shares previously granted to current employees prior to that date which were exercisable at various prices and issued 26,367 options to these employees at the closing price as of December  31, 2007 or $3.00.  The number of options issued and outstanding under the 2005 plan on December 31, 2009 is 35,195.

In addition to the options issued under the 2005 Stock Option Plan, 26,560 options were issued outside of the Plan. For services rendered, 443 options were issued at a purchase price of $51 per share, 3,833 options were issued at $39 per share, 4,040 options were issued at $15 per share 14,909 options were issued at $33 per share and 3,333 options were issued at $1.86 per share.   The only options that remain outstanding are the 3,333 options that were issued at $1.86 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12-b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary and Forward Looking Statements

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and CoroWare’s actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the our businesses.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-KSB filed by us in 2009 and any Current Reports on Form 8-K filed by us.

OVERVIEW

On August 25, 2004, the company completed a reverse merger into Robotic Workspace Technologies, Inc. (“RWT”), a robotics software technology provider, in which RWT was deemed the "accounting acquirer." On May 16, 2006, the company completed the purchase of all of the assets of CoroWare, Inc. pursuant to a certain Asset Purchase Agreement, dated as of May 12, 2006, we and CoroWare, Inc. entered into with CoroWare Technologies, Inc., a wholly owned subsidiary of our company. Under the terms of the Asset Purchase Agreement, we purchased, and CoroWare, Inc. sold, all of its assets including, without limitation, all hardware, software, employee relations, customer contacts in the military and homeland security markets, contacts with Microsoft, Inc. and all other customers.

During 2009 and 2008,  our subsidiary Innova Robotics Inc. had no business operations, no revenues, no assets, no liabilities and no expenditures; however, it continues to be a subsidiary of CoroWare. CTI has consolidated and assumed all of CoroWare’s and its other subsidiaries’ development and engineering initiatives. During 2007, CoroWare also purchased, then subsequently sold, the assets subject to its liabilities of Altronics Service, Inc. Robotic Workspace Technologies (RWT) has ceased all operations including manufacturing, sales and service of the Universal Robot Controllers. In 2009, we sold all of RWT’s robotic control patents at auction for gross proceeds of $100,000.

CRITICAL ACCOUNTING POLICIES

General

The consolidated financial statements and notes included in our quarterly and annual financial statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, and affect the disclosure of any contingent assets and liabilities. We believe these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in the notes to our financial statements and notes included elsewhere in this Form 10-K.

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

We recognize revenue for our software and software professional services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Product sales are recognized by us generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

We account for arrangements that contain multiple elements in accordance with FASB ASC 605-25, Revenue Recognition, Multiple Element Arrangements. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the underlying elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on future delivery of products or services or subject to customer-specified return or refund privileges.

We recognize revenue from the sale of manufacturer’s maintenance and extended warranty contracts in accordance with FASB ASC 605-45, Revenue Recognition, Principal Agent Considerations net of its costs of purchasing the related contracts.

Our telepresence revenue is comprised of both services and products.  Telepresence service revenues are generated through the sale of CoroCallTM, a managed telepresence service.  Our contracts provide for per-minute or unlimited usage pricing.  We recognize this revenue in the period that the services or minutes are used.  Product revenues are realized partly through the sale of Vidyo’s product line, including room systems and back-end infrastructure, and partly through the sale of CoroWare telepresence products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems.  Revenues for these products are recognized upon delivery to the customer.

Share-based payment

Stock based compensation expense is recorded in accordance with FASB ASC 718, Compensation – Stock Compensation (pre-codification:  SFAS 123R, Share-Based Payment), for stock and stock options awarded in return for services rendered.  The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight line basis over the service period, which is the vesting period.  We estimate forfeitures that we expect will occur and record expense based upon the number of awards expected to vest.

We have estimated fair value at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	2009	2008
Expected Volatility	n/a	75.10%
Dividend yield	n/a	-0-
Expected term (in years)	n/a	0-5
Risk-free interest rate	n/a	4.41%
Forfeiture rate	n/a	5.00%

Derivative Financial Instruments

Derivative financial instruments, as defined in FASB ASC 815, Derivatives and Hedging (pre-codification FAS 133 “Accounting for Derivative Financial Instruments and Hedging Activities”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the YA Global Investments, L.P. (“Yorkville”) financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassified from stockholders’ equity when net-share settlement was no longer within our control.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FASB ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to value these more complex instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Plan of Operation

CoroWare is well positioned for managed growth in Fiscal Year 2010 through continued growth of our CoroWare Business Solutions and Robotics & Automation business units, and early rapid growth of our Telepresence business unit.

The CoroWare Business Solutions business unit anticipates growing its revenues by delivering software development, IT consulting, lab management and release management professional services through its long term clients, including Microsoft and MetraTech.

The Robotics & Automation business unit expects to achieve its revenue objectives by offering affordable mobile robotics platforms, products and custom solutions to researchers in the university, commercial and homeland security market segments.  As well, the Robotics & Automation group is well positioned to pursue custom engineering opportunities with clients who are developing innovative software services, solutions and products that leverage our expertise in simulation, visualization, mobile robotics, and product realization.

The Telepresence business unit plans to rapidly grow its revenues by selling a combination of services and products.  Telepresence service revenues are generated through the sale of CoroCallTM, a managed telepresence service that small, medium and large sized businesses - including consulting companies, non-profit groups, and distance learning companies – are considering as an alternative to purchasing and operating videoconferencing equipment and infrastructure.  Product revenues are being realized partly through the sale of Vidyo’s product line – including room systems and back-end infrastructure – and partly through the sale of CoroWare telepresence products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems.

In order to achieve revenue and margin objectives in an increasingly global and competitive market, all of CoroWare’s business units offer their customers the option of using CoroWare’s near-shore resources, which comprise a team of highly capable architects, developers and testers with experience in software application development and integration, rich internet applications development (including Microsoft Silverlight), partner management portal development, IT infrastructure, and Quality Assurance.

We do not expect to sell any of CoroWare’s fixed assets, including property or equipment in the next twelve months, nor do we expect to purchase any real property in the next twelve months. During the next twelve months we expect to purchase certain equipment to support software development, testing and continued deployment of CoroWare technologies. Additionally, we expect to purchase office equipment, computer equipment and laboratory development and testing equipment to support our planned personnel increase.

We have begun to implement a modest and effective investor relations campaign to generate greater awareness of CoroWare and our services, solutions and products, and to communicate more effectively and actively with CoroWare shareholders.

Recent Financing Transactions
None

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008:

During the year ended December 31, 2009 (the "2009 Period") revenues were $1,988,710 compared to revenues of $2,392,681 during the year ended December 31, 2008 (the "2008 Period").  Revenues in the 2009 period were lower than in the 2008 period as customers began to delay or reduce spending on software development, multimedia production and infrastructure deployments.  In response to this growing trend, the Company made a strategic decision to enter the telepresence marketplace as potential customers expressed an interest in reducing operational expenses.

Cost of goods sold was $1,389,041 and $1,906,705 for the 2009 Period and the 2008 Period, respectively.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.  All sales and cost of goods sold totals for 2009 and 2008 represent the operations of CoroWare.  We were able to reduce our expenditures on cost of goods sold in the 2009 Period by making greater use if our Near Shore consulting practice in Latin America.  We were able to deliver custom engineering, software development and testing services at a reduced cost.

Operating expenses were $1,116,127 for the 2009 Period compared to $1,831,025 for the 2008 Period.  General and administrative expenses amounted to $880,082 during the 2009 Period compared to $1,469,303 for the 2008 Period, and represented mostly labor and related compensation costs, legal & professional fees, outside services, travel expenses, rental expense and related office expenses. General and Administrative expenses were significantly reduced in 2009 as the Company successfully aligned expenses with revenues.  Sales and marketing expenses were $105,759 for the 2009 Period compared to $119,310 for the 2008 Period. Depreciation and amortization costs were $130,286 for the 2009 Period compared to $242,412 for the 2008 Period.

Loss from continuing operations before other income (expense) was $516,458 for the 2009 Period compared to $1,345,049 for the 2008 Period.  This improvement was due to a focus on managing Cost of Goods Sold, especially in the first and last quarters of the 2009 Period and aggressively reducing General and Administrative expenses throughout the 2009 Period.

Other income (expense) was ($4,682,676) during the 2009 Period compared to ($428,158) in the 2008 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  The derivative expense for the 2009 Period was ($2,023,108) compared to the $959,970 derivative income for the 2008 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  The derivative expense in the 2009 Period is the result of the increase in our stock price on the measurement dates at the beginning and end of the year ($0.03 at December 31, 2008 versus $0.08 at December 31, 2009).  The derivative income in the 2008 Period is the direct result of the decrease in our stock price on the measurement dates at the beginning and end of the year ($3.00 at December 31, 2007 versus $.03 at December 31, 2008).  A decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the Monte Carlo calculation) which resulted in derivative income.  Interest expense for the 2009 Period is $2,753,840 compared to $870,791 for the 2008 Period.  This increase in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount is being amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2009 Period was $5,199,134 compared to net loss of $1,805,852 for the 2008 Period. The loss during the 2009 Period was entirely from continuing operations.  The loss during 2008 consisted of $1,773,207 from continuing operations and $32,645 from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2009 (the “2009 Period”) we used $440,772 of cash for operating activities versus $542,954 for the year ended December 31, 2008 (the “2008 Period”).  Decreased revenues in the  2009 Period resulted in less cash being available for operations.  The usage of cash for operating activities has decreased from the 2008 Period as the direct result of cost reductions, especially general and administrative expenses at the parent company.

The Company’s investing activities provided $63,776 in the 2009 Period and consisted primarily of purchases of office and computer equipment and expenditures on the internal development of software to be sold.  The Company’s investing activities in the 2008 Period used $43,552 and consisted primarily of purchases of office and computer equipment.

In the 2009 Period, the Company generated $348,347 of cash from financing activities.  This primarily reflects borrowings from related parties of $248,629, borrowings on lines of credit of $94,486 and borrowings from third parties of $40,500.  The Company’s financing activities generated $413,950 of cash during the 2008 Period.  This primarily reflected borrowings under a convertible debenture that was executed in March 2008 of $240,000 and proceeds from related party financings of $173,300.

At December 31, 2009, we had current assets of $228,259, current liabilities of $9,833,006, negative working capital of $9,604,747 and an accumulated deficit of $24,429,085.

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

During 2005, CoroWare borrowed $30,000 from a shareholder on a promissory note with the following terms:  5% interest per annum and principal and accrued interest convertible into CoroWare common stock at $4.50 per share. A $2,500 payment was made on this note in the fourth quarter of 2006.  The lender agreed to a repayment plan that extended the term to December 31, 2008.  The note was due six months from its issuance and is currently in default.

During 2006, CoroWare issued 10% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143 to Yorkville.  By amendment dated March 20, 2008, the interest rate was increased to 14%.

The Debentures matured on the third anniversary of the date of issuance and are currently in default. Yorkville continues to convert the balances outstanding into shares of CoroWare common stock at the lower of $6.00 or 85% of the 30-day VWAP. CoroWare’s obligations under the debentures are secured by substantially all of CoroWare’s assets and those of our wholly owned subsidiary, CTI.

As part of the debenture issuance, we also issued to Yorkville five-year warrants to purchase 3,333 and 5,000 shares of CoroWare common stock at prices equal to $150 and $300, respectively, together with three-year warrants to purchase 7,667, 6,667 and 8,333 shares of common stock at prices equal to $75, $195 and $225, respectively.  The three-year warrants expired unexercised in 2009.

Effective October 25, 2007, CoroWare entered into another Securities Purchase Agreement with Yorkville under which we issued our 12% secured convertible debentures in the aggregate principal amount of $600,000, net of deferred financing costs of $75,000.  The interest rate of these debentures was also raised to 14% under the March 20, 2008 amendment.

The debentures mature on the third anniversary of the date of issuance. Yorkville may, at any time, convert amounts outstanding under the Debentures into shares of CoroWare common stock at the lower of $6.00 or 85% of the 30-day VWAP.  We may elect to pay in cash plus a conversion premium of 12% plus accrued interest. Our obligations under the Purchase Agreement are secured by substantially all of our assets and those of our wholly owned subsidiary, CTI.

CoroWare has the right to redeem a portion or all amounts outstanding under the debenture prior to the maturity date at a 12% redemption premium provided that the closing bid price of the common stock is less than the conversion price and there is an effective registration statement covering the shares issuable upon conversion of the debentures and exercise of the Warrants (as defined below).  In addition, beginning on the earlier of: (i) the first trading day following the day which the Registration Statement is declared effective by the Commission, or (ii) December 1, 2006, and continuing on the first trading day of each calendar month thereafter, Yorkville may require us to redeem up to $500,000 of the remaining principal amount of the debentures per calendar month.  However, Yorkville may not require the Company to redeem the debentures if the closing bid price of the common stock exceeds the conversion price for each of the five consecutive trading days immediately prior to the redemption date, and the registration statement has been declared effective and remains effective on the redemption date. CoroWare has the option, in our sole discretion, to settle any requested redemptions by either paying cash or issuing the number of shares of CoroWare common stock equal to the cash amount owed divided by a stock price equal to 95% of the lowest daily volume weighted average price of the CoroWare’s common stock during the thirty (30) trading days immediately preceding the date of the redemption.

If we elect to pay a requested redemption in cash, Yorkville will receive warrants to purchase 35,000 shares of common stock with an exercise price of $0.025 per share for each $100,000 redeemed.

On March 20, 2008, CoroWare entered into another Securities Purchase Agreement with Yorkville under which we issued (i) 14% Secured Convertible Debentures in the aggregate principal amount of $300,000due on March 20, 2010 and (ii) warrants to purchase 10,000,000 shares of common stock.

The 2008 debentures are convertible into shares of CoroWare common stock at $6.00 per share.  They are payable in monthly installments each equal to the lesser of (a) $13,044 and (b) the principal amount under the debenture as of such installment date. These debentures matured on March 20, 2010 and are currently in default.  The warrants issued in connection with these 2008 debentures are to purchase 33,333 shares of common stock have an exercise price of $6.00 per share. The warrants have a term of five (5) years and are exercisable on a cash basis.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2009:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt	$2,468,525	$2,468,525	$-	$-	$-
Notes payable	357,732	357,732	-	-	-
Notes payable, related parties	408,229	408,229	-	-	-
Small Business Administration loan	989,100	989,100	-	-	-
Operating leases	68,751	27,482	41,269	-	-
Total	$4,292,337	$4,251,068	$41,269	$-	$-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A-(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2009, our principal executive officer and principal financial officer evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the company's principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

No changes in the company's internal control over financial reporting have come to management's attention during the company's last fiscal quarter that have materially affected, or are likely to materially affect, the company's internal control over financial reporting, except that we were unable to timely file our 10K for the year ending December 31, 2009.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on its assessment our management believes that, as of December 31, 2009, our internal control over financial reporting is ineffective based on the fact that we were unable to timely file our 10K for the year ending December 31, 2009.

Auditor’s Attestation

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, principal executive officers and significant employees as of March 31, 2010 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	54	Chief Executive Officer, Interim Chief Financial Officer, Director, Treasurer
Jon Mandrell	47	Vice President, Secretary, Director
Charles H. House	70	Chairman, Director
Martin Nielson	59	Director
John Kroon	70	Director

The principal occupations for the past five years of each of our current executive officers and directors are as follows:

LLOYD T. SPENCER became our Chief Executive Office on January 28 2008, interim Chief Financial Officer on November 17, 2008 and a member of the board of directors and Vice President since September 20, 2007.  Mr. Spencer is also President and CEO of CoroWare Technologies, Inc.  Mr. Spencer has over 25 years of experience in the computer and networking industries in engineering, product marketing, business development, and sales management.  His expertise spans a spectrum of service provider industries and technologies, including distributed network computing and embedded systems hardware development.  Previously, Mr. Spencer has served as Vice-President of Marketing and Sales at eQuest Technologies; Solutions Unit Manager at Microsoft; Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems.

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

JON MANDRELL has been with CoroWare for 2 years in the position as Vice President, Corporate Secretary and member of the board of directors. He has 16 years of management experience, from technical lead to Director.  Previously, Jon was senior firmware architect and lead for Vixel and Emulex Corporation, a producer of Fibre-Channel switches and hubs, where he was responsible for specifying processes and tools to be used on development projects, as well as managing requirements and high-level software architecture issues for products. This position involved significant customer contact supporting the sales team and assisting in closing sales.  Prior to Vixel and Emulex, Jon was project engineer and team lead at Medtronic Physio-Control Corporation. Designing the user interface and printer drivers on Physio's LifePak-12 product line, as well as many internal portions of the system, required Jon to become familiar with FDA-level requirements specifications and validation/verification activities. Before joining Medtronic Physio-Control Corporation, Jon worked as a consultant for Cyber Safe Corporation and as a software engineer for Performance Dynamics, Applied Microsystems Corporation, and Peripheral Technology Inc.  Jon has also been on the Board of Directors as Secretary to Lake Washington Human Services, a 501(c)(3) corporation based in Kirkland, Washington.

CHARLES H. HOUSE became a member of the board of directors in January 2007 and our Chairman in December 2007.  Mr. House currently serves as the Executive Director for Stanford University’s MediaX program, as well as a Senior Research Scholar for Stanford’s Center for Studies in Language. Mr. House is also currently the Chairman of TII Network Technologies, Inc., a Nasdaq-listed company. He was instrumental in defining and creating the logic analysis instrumentation field, and recently led the Virtual Collaboration work for Intel’s IT Innovation Research group. Mr. House was also instrumental in establishing the Center for Information Technologies and Society at the University of California, Santa Barbara.

Earlier in his career, Mr. House led start-up activities for Hewlett-Packard that resulted in the creation of 12 business units, and also served as a start-up or turn-around leader for companies such as Veritas, Informix and Spectron MicroSystems. From 1982 to 1987, Mr. House served as Corporate Engineering Director of Hewlett-Packard. In 1988, Hewlett-Packard established the “Chuck House Productivity” annual award, CoroWare’s first-ever award named after an employee. Mr. House holds a BS degree in Engineering Physics, California Institute of Technology, 1962; MS EE, Stanford University, 1964; MA History of Science, University of Colorado, 1970; and an MBA (Strategic Studies), Western Behavioral Sciences Institute, 1985.

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

Section 16(a) of the Securities and Exchange Act of 1934

Section 16 (a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filings of Form 3 (Initial Statement of Beneficial Ownership of Securities), and 4 (Statement of Changes of Beneficial Ownership of Securities) filings of Charles House, John Kroon, Lloyd Spencer, Jon Mandrell, and Martin Nielson.

CODE OF ETHICS DISCLOSURE COMPLIANCE

CoroWare has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The Code of Ethics was revised and updated in 2007 and approved by the board on December 6, 2007. The Code of Ethics is in the investor section of our website at www.coroware.com.

 ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by CoroWare for years ended December 31, 2009 and 2008 to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2009 whose total compensation exceeded $100,000.
Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other Compensation	Totals
Lloyd Spencer (1)	2009	$150,000	$-	$-	$-	$-	$-	$-	$150,000
	2008	$150,000	$-	$-	$-	$-	$-	$-	$150,000
Jon Mandrell (2)	2009	$110,000	$-	$-	$-	$-	$-	$-	$110,000
	2008	$110,000	$-	$-	$-	$-	$-	$-	$110,000
Walter Weisel (3)	2009	$-	$-	$-	$-	$-	$-	$-	$-
	2008	$110,000	$-	$4,806	$-	$-	$-	$-	$114,806

Notes:

(1)  Lloyd Spencer has served as CEO since January 28, 2008 and interim CFO since November 17, 2008. Prior to that, he was Vice President of Business Development and Director. Mr. Spencer is President of our subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000.  On May 16, 2006, Mr. Spencer entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Spencer was granted 1,667 options to purchase restricted shares of CoroWare common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of CoroWare common stock.  On September 12, 2007, Mr. Spencer was granted options to purchase restricted shares of the CoroWare common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of March 31, 2010, 4,236 of these options have vested.

(2) Jon Mandrell was appointed Corporate Secretary of CoroWare on July 2, 2008 and was appointed to the Board of Directors in March 2009.  Mr. Mandrell has worked for our subsidiary, CTI, as Director and Business Unit Manager for the Robotics and Automation team for 3 years.  On January 29, 2007, CoroWare entered into a three year employment agreement with Mr. Mandrell calling for an annual salary of $110,000.  The agreement also granted Mr. Mandrell 1,333 options to purchase restricted shares of CoroWare common stock at $51 per share.  At its September 12, 2007 meeting, our board of directors approved a reduction in the exercise price of all outstanding options to $12 per share.  On December 31, 2007 the options were again re-priced from $12 to $3.  At March 31, 2010, all of those options are vested.  On September 12, 2007, Mr. Mandrell was granted options to purchase 2,000 restricted shares of CoroWare’s common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  At March 31, 2010, 1,694 of those options are vested.
(3)  Walter K. Weisel served as our Chairman and CEO from August 25, 2004, the date of our merger with RWT until his resignation as CEO on August 21, 2007 and from all other positions and the board of directors in December 2007.  Under his employment agreement prior to August 21, 2007, Mr. Weisel’s salary was increased on April 1, 2007 from $150,000 to $220,000. The difference between $150,000 and $220,000 was accrued and included in the settlement agreement with Mr. Weisel upon his termination. After August 21, 2007, his new salary was $150,000. On December 13, 2007, Mr. Weisel entered into an Employment Termination and retirement agreement whereby CoroWare agreed to pay him the aggregate gross sum of $110,000, less applicable health insurance premiums, in 11 monthly installments beginning in January 2008.  In addition, CoroWare agreed to him a stock bonus of 2,800,000 shares in four equal quarterly installments throughout 2008.  Mr. Weisel passed away following a brief illness in May 2008.  All payments under the terms of the Employment Termination and Retirement Agreement are being made to his surviving spouse.

Stock Option Plans

CoroWare’s 2005 Stock Option Plan was ratified by the Stockholders of the Corporation at a Special Meeting of the Stockholders on November 3, 2006. The plan is presently administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between the company and the optionee.

Options may be granted to employees (including officers) and directors and certain consultants and advisors.

Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

Name	Number of Shares Underlying Options	% of Total Options Granted to Employees	Exercise Price	Expiration Date
Lloyd Spencer (See Note 1)	5,000	14.2%	$ 3.00	9/12/2017
David Hyams (see Note2)	5,000	14.2%	$ 3.00	9/12/2017
Jon Mandrell (See Note 3)	3,333	9.5%	$ 3.00	9/12/2017
Walter K. Weisel (See Note 4)	3,333	9.5%	$ 3.00	4/12/2015
Eugene V. Gartlan (See Note 5)	3,333	9.5%	$ 3.00	2/28/2018

Notes:

(1)  On May 16, 2006, Mr. Spencer entered into an employment agreement and was granted 1,667 options to purchase restricted shares of CoroWare common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years. Our board of directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007. On February 4, 2008 these options were converted into 1,667 share of the Company’s common stock as per a directive from the Board of Directors.  On September 12, 2007, Mr. Spencer was granted 5,000 options to purchase restricted shares of the Company’s common stock at $12.  On December 31, 2007 the options were re-priced to $3.  As of March 31, 2010, 4,236 of these options have vested.

(2) Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of the Company’s common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  On February 4, 2008 these options were converted into 1,667 share of the Company’s common stock as per a directive from our board of directors.  On September 12, 2007 Mr. Hyams was grated 5,000 options to purchase restricted shares of CoroWare common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  At March 31, 2010, 4,236 of those options are vested.

(3) Mr. Mandrell entered into an employment agreement and was granted 1,667 options to purchase restricted shares of CoroWare common stock at a purchase price of $51, expiring in ten years, and vesting ratably over three years. Our board of directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  As of March 31, 2010, all of these options have vested.  On September 12, 2007 Mr. Mandrell was granted 2,000 options to purchase restricted shares of the Company’s common stock at $12 per share.  On December 31, 2007 the options were re-priced to $3.  At March 31, 2010, 1,694 of those options are vested.

(4) Walter K. Weisel was employed as our CEO from August 25, 2004, until his resignation August 21, 2007 and from all other positions in December 2007.  Mr. Weisel was granted 5,000 options on April 12, 2005 at an exercise price of $30, expiring in ten years and vesting ratably over three years. Upon his termination on December 13, 2007, 3,333 of the 5,000 options had vested and remain exercisable until their termination date.

(5) In February 2008, Mr. Gartlan was grated 10,040 shares of restricted common stock in exchange for 10,040 common stock options that were outstanding.  Subsequent to his passing, we fully vested, ten-year options to Mr. Gartlan’s surviving spouse to buy up to 3,333 restricted shares of CoroWare common stock at $3 per share.

Except as described above no other equity awards were made in 2009 and 2008 to any of the Executive Officers.

Outstanding Equity Awards at Year End

The following table sets forth information for the named executive officers regarding the number of options and stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lloyd Spencer	4,236	764	-	$3	9/2017	-	-	-	-
Jon Mandrell	1,333	-	-	$3	1/2017	-	-	-	-
Jon Mandrell	1,694	306	-	$3	9/2017	-	-	-	-
David Hyams	4,236	764	-	$3	9/2017	-	-	-	-

(1) These awards rest ratably over three years from the date of grant and are exercisable for ten years.

Director's Compensation

CoroWare has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2009 services, each director was compensated with 15,000 restricted shares of CoroWare common stock.  In addition, the chairman was awarded 7,500 shares.  No shares were awarded for committee membership.

For 2008, board compensation was also paid in restricted shares of CoroWare common stock under the following schedule:

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

Under this plan, all restricted common stock was delivered to board members monthly as earned by attendance, either by phone or in person and new directors received restricted common stock valued at $130,000, which vested ratably over 24 months.

The directors received the following common stock issuances for their service in 2009, 2008, 2007 and 2006:
Director	Restricted Common Stock Issued in 2009 for 2009 &2008 service	Value	Restricted Common Stock Issued in 2008 for 2007 & 2006 service	Value
Martin Nielson	29,333	$1,760	6,485	$19,545
Gary McNear	-	-	6,485	19,545
Craig Conklin	-	-	6,485	19,545
Richard Wynns	-	-	3,182	9,545
Charles House	35,833	2,150	1,515	4,545
John Kroon	25,500	1,530	1,515	4,545
Total	90,666	$5,440	25,667	$77,270

Employment Agreements with Executive Officers

Currently there is an employment agreement with Lloyd Spencer, CEO and interim CFO of CoroWare, Inc., and President and CEO of CoroWare Technology, Inc.  We entered into a five year employment agreement with Mr. Spencer on May 16, 2005.  Under the terms of this agreement, Mr. Spencer is to serve as the President of CoroWare and to provide services as needed.  His salary is $150,000 per annum.  An annual bonus may be awarded at the discretion of the board of directors.  At the inception of the agreement, Mr. Spencer was awarded 16,667 stock options to purchase CoroWare common stock at $5.40 per share.  These options vest annually over three years and terminate on the tenth anniversary of the date of grant.

Employment Termination and Retirement Agreement

On December 18, 2007, we entered into a Termination and Resignation Agreement and Consulting Agreement with Walter Weisel.  Upon execution of the Termination and Retirement Agreement, Mr. Weisel was paid cash in the amount of $10,000 as accrued but unpaid salary.  In addition, he was paid $3,200 for non reimbursed expenses.  The aggregate gross sum of $110,000 of accrued and unpaid compensation, less applicable health insurance premiums, was payable to Mr. Weisel as follows:

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

(b) 2,800,000 restricted shares of CoroWare common stock in four equal quarterly installments in 2008 beginning April 1, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2010 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 9,245,454 shares of common stock outstanding as of March 31, 2010. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 31, 2010 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Charles House
325 Sharon Park Drive, Suite 428	240,997	2.60%
Menlo Park, CA 94025
Martin Nielsen
12111 Hilltop Drive	85,212	0.92%
Los Altos, CA 94024
Lloyd Spencer
18529 NE 184th Street	1,229,553	13.29%
Woodinville, WA 98072
Jon Mandrell
12208 NE 162nd St	122,633	1.33%
Bothell, WA 98011
Connie Weisel
6624 Daniel Ct	595,561	6.44%
Fort Myers, FL 33908
John Kroon
PO Box 3846	28,739	0.31%
Rancho Santa Fe, CA 92067

Directors and Officers as a Group (6 persons)	2,302,695	24.90%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

During October 2007, several current directors and officers invested $35,000 in Series C preferred stock, which is described in Note 12 in the notes to financial statements.  In April 2008, all of the Series C preferred shareholders converted their investments into CoroWare common stock.

We also entered into short-term debt obligations other than in the ordinary course of business.  The following table sets forth the pertinent information relating to the obligations:

Lender	Interest Rate	Original Amount of Loan	Outstanding Balance at December 31, 2009	Date of Loan	Due Date
Rick Wynns	5%	$27,500	$27,500	July 22, 2005	December 31, 2007
Rick Wynns	10%	$10,000	$10,000	October 3, 2005	December 31, 2007
Rick Wynns	10%	$30,000	$30,000	October 17, 2005	December 31, 2007
Amy Spencer	18%	$50,000	$50,000	July 3, 2008	December 20, 2008
Raphael Cariou	18%	$62,900	$62,900	July 3–December 19, 2008	Various dates thru June 30, 2009
Lloyd Spencer	18%	$223,629	$223,629	February 2–August 14, 2009	Various dates thru March 16, 2010

On July 22, 2005 CoroWare borrowed $30,000 from a beneficial shareholder and director, Rick Wynns, and entered into a short term note requiring interest at the annual rate of 5%, maturing in six months, and principal and accrued interest are convertible into CoroWare common stock at $.15 per share. A payment of $2,500 was made during the 4th quarter of 2006.  The due date of the note was extended to December 31, 2008.  To date there have been no conversions.  In addition in October 2005 we entered into a second short-term obligation with Mr. Wynns for $30,000.  The note bears interest at 10% and matured in April 2006.  A $20,000 principal payment was made on this note in May 2006.  The due date of the note was extended to December 31, 2007.   In October 2005, we entered into a third short-term obligation with Mr. Wynns for $30,000.  This note bears interest at 10% and also matured in April 2006.  This note was also extended through December 31, 2007.  All three notes are currently in default.

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

During 2008, CoroWare borrowed an aggregate $62,900 from Raphael Cariou, a shareholder and employee of CoroWare.  The notes bear interest at 18% and mature on various dates beginning December 20, 2008 and running through June 30, 2009.  All of the notes are currently in default and accruing late fees of 0.5% per month in addition to the interest.

During 2009, CoroWare borrowed an aggregate $223,629 from Lloyd Spencer, our CEO and a shareholder.  The notes bear interest at 18% and mature on various dates from July 2009 through March 2010.  All of the notes are currently in default and accruing late fees of 0.5% per month in addition to the interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008, were $65,000 and $120,000, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for audit related fees for fiscal years 2009 and 2008 were $0 and $0, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2009 and 2008 were $0 and $0, respectively.

(4) All Other Fees

No other fees were paid to LBB & Associates Ltd., LLP for fiscal years 2009 and 2008.

(5) Audit Committee Policies and Procedures

The Registrant does have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by LBB & Associates Ltd., LLP for fiscal years 2009 and 2008.

(6) Audit Work Attributed to Persons Other than LBB & Associates Ltd., LLP.

Not applicable.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between CoroWare Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., CoroWare Technologies Inc. and CoroWare, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25t, 2007 (22)

10.46	Secured Convertible Debenture, dated October 25th, 2007 (22)

10.47	Redemption Warrant, dated October 25th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25th, 2007 (22)

10.49	Security Agreement, dated October 25th, 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25th, 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20th, 2008 (23)

10.57	Secured Convertible Debenture, dated March 20th, 2008 (23)

10.58	Warrant, dated March 20th, 2008 (23)

10.59	Registration Rights Agreement, dated March 20th, 2008 (23)

10.60	Security Agreement, dated November 2nd, 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29th, 2007 (23)

10.62	Amendment Agreement, dated March 20th, 2008 (23)

10.63	Amendment to Articles of Incorporation dated April 23, 2008

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

* Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)	Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)	Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)	Incorporated by reference to the Form 10-Q filed on May 20, 2008.

(27)	Incorporated by reference to the Form S-8 filed on May 29, 2008.

(28)	Incorporated by reference to the Form S-8 filed on July 30, 2008.

(29)	Incorporated by reference to the Form 10-Q filed on August 19, 2008.

(30)	Incorporated by reference to the Form 8-K filed on November 19, 2008.

(31)	Incorporated by reference to the Form 10-Q filed on November 19, 2008.

(32)	Incorporated by reference to the Form 8-K filed on March 18, 2009.

(33)	Incorporated by reference to the Form 8-K filed on April 7, 2009.

(34)	Incorporated by reference to the Form 8-K filed on August 7, 2009.

(35)	Incorporated by reference to the Form 8-K filed on August 28, 2009.

(36)	Incorporated by reference to the Form 8-K filed on October 22, 2009.

(37)	Incorporated by reference to the Form S-8 filed on December 16, 2009.

(38)	Incorporated by reference to the Form S-8 filed on March 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 2010

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)	May 10, 2010
/s/ Jon Mandrell
Jon Mandrell	Vice President and Director	May 10, 2010

/s/ Charles H. House
Charles H. House	Chairman of the Board of Directors	May 10, 2010

/s/ Martin Nielson
Martin Nielson	Director	May 10, 2010

/s/ John Kroon
John Kroon	Director	May 10, 2010

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009 and December 31, 2008	F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2009 and December 31, 2008	F-5 – F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and December 31, 2008	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CoroWare, Inc.
Redmond, WA 98052

We have audited the accompanying consolidated balance sheets of CoroWare, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoroWare, Inc. as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas

April 28, 2010

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS
	2009	2008
Current assets:
Cash	$3,493	$32,142
Accounts receivable, net	189,115	52,796
Inventory	6,757	2,707
Other current assets	28,894	6,114
Total current assets	228,259	93,759

Property and equipment, net	47,395	65,462
Intangible assets, net	37,681	148,343
Other assets, net	4,815	4,815
Deferred financing costs, net	6,250	130,173

TOTAL ASSETS	$324,400	$442,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$123,696	$29,210
Accounts payable and accrued expenses	2,968,131	1,985,112
Accrued expenses, related parties	88,438	166,513
Notes payable	357,732	189,600
Notes payable, related parties	408,229	322,500
Derivative liability	2,249,038	284,745
Current maturities of convertible debt, net of discount	2,424,391	585,188
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	274,251	212,888
Current maturities of long-term debt	989,100	-
Total current liabilities	9,833,006	3,775,756

Convertible debt, net of discount and current maturities	-	241,678
Long-term debt	-	989,100
Total liabilities	9,883,006	5,006,534

Commitments

Stockholders’ deficit:
Preferred stock, Series C, $.001 par value, 500,000 shares
Authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 900,000,000 shares authorized,
4,506,191 and 2,929,176 shares issued and outstanding at
December 31, 2009 and 2008, respectively	4,506	2,929
Additional paid-in capital	14,901,673	14,694,361
Accumulated deficit	(24,429,085)	(19,225,572)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(9,558,606)	(4,563,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$324,400	$442,552

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$1,988,710	$2,392,681

Cost of revenues	1,389,041	1,906,705

Gross profit	599,669	485,976

Operating expenses:
General and administration	880,082	1,469,303
Sales and marketing	105,759	119,310
Depreciation and amortization	130,286	242,412

Total operating expenses	1,116,127	1,831,025

Loss from continuing operations before other income (expense)	(516,458)	(1,345,049)

Other income (expense):
Gain on sale of patents	100,000	-
Interest expense	(2,753,840)	(870,791)
Derivative income (expense)	(2,023,108)	959,970
Interest income	-	95
Loss on debt redemptions	(5,728)	(517,432)
Total other income (expense)	(4,682,676)	(428,158)

Loss from continuing operations	(5,199,134)	(1,773,207)
Loss from discontinued operations	-	(32,645)
Net loss	$(5,199,134)	$(1,805,852)

Net loss per share:
Basic and diluted, continuing operations	$(1.67)	$(1.29)
Basic and diluted, discontinued operations	$(0.00)	$(0.02)
Weighted average shares outstanding
Basic and diluted	3,108,873	1,369,405

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2009

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Total

Balances, December 31, 2008	2,929,176	$2,929	-	$-	$14,694,361	$(19,225,572)	$(35,700)	$(4,563,982)

Common stock issued in satisfaction of payables	765,301	765	-	-	87,535	-	-	88,300
Common stock issued for services and compensation	238,494	239	-	-	21,717	-	-	21,956
Common stock issued for redemption of convertible debenture	573,220	573	-	-	45,283	-	-	45,856
Stock option expense	-	-	-	-	52,777	-	-	52,777
Cumulative effect of adopting ASC 815-40	-	-	-	-	-	(4,379)	-	(4,379)
Net loss	-	-	-	-	-	(5,199,134)	-	(5,199,134)
Balances, December 31, 2009	4,506,191	$4,506	-	$-	$14,901,673	$(24,429,085)	$(35,700)	$(9,558,606)

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2008

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Total

Balances, December 31, 2007	391,483	$391	35,000	$35	$13,261,872	$(17,419,720)	$(35,700)	$(4,193,122)

Common stock issued in satisfaction of payables	673,519	673	-	-	288,197	-	-	288,870
Common stock issued for services and compensation	586,680	587	-	-	371,500	-	-	372,087
Common stock issued for redemption of convertible debenture	925,794	926	-	-	576,731	-	-	577,657
Common stock issued in satisfaction of termination and retirement agreement	325,624	326	-	-	90,497	-	-	90,823
Common stock issued for Series B preferred dividends	6,270	6	-	-	5,604	-	-	5,610
Conversion of Series C preferred stock	19,806	20	(35,000)	(35)	15	-	-	-
Imputed interest on related party loan	-	-	-	-	2,400	-	-	2,400
Stock option expense	-	-	-	-	97,545	-	-	97,545
Net loss	-	-	-	-	-	(1,805,852)	-	(1,805,852)
Balances, December 31, 2008	2,929,176	$2,929	-	-	$14,694,361	$(19,225,572)	$(35,700)	$(4,563,982)

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,199,134)	$(1,805,852)
Adjustments to reconcile net loss to cash flows used by
operating activities:
Depreciation and amortization	130,286	242,412
Stock issued for services and compensation	21,956	372,087
Imputed interest expense	-	2,400
Stock option expense	52,777	97,545
Amortization of debt discount	2,442,871	603,557
Amortization of deferred financing costs	123,922	142,384
Derivative (income) loss	2,023,108	(959,970)
Impairment loss	-	32,645
Loss on debt redemptions	5,728	517,432
Write off of software development costs	35,842	-
Gain on sale of patents	(100,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(136,319)	44,180
Inventory	(4,050)	(2,707)
Other assets, net	(22,780)	20,914
Accounts payable and accrued expenses	185,021	150,019
NET CASH FLOWS FROM OPERATING ACTIVITIES	(440,772)	(542,954)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(36,224)	(43,552)
Proceeds from sale of patents	100,000	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	63,776	(43,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from lines of credit	94,486	4,490
Proceeds from convertible debt financing, net	-	240,000
Payments on notes payable	(5,268)	(15,500)
Payments on notes payabe, related parties	(30,000)	(13,700)
Proceeds from notes payable	40,500	25,000
Proceeds from notes payable, related parties	248,629	173,300
NET CASH FLOWS FROM FINANCING ACTIVITIES	348,347	413,590

NET DECREASE IN CASH	(28,649)	(172,916)
Cash, beginning of year	32,142	205,058
Cash, end of year	$3,493	$32,142

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2009 and 2008

	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$25,565	$20,252

Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued for Series B preferred stock dividends	$-	$5,610
Common stock issued in satisfaction of accounts and notes payable	$88,300	$288,870
Common stock issued for redemption of convertible debentures	$45,856	$577,657
Common stock issued in satisfaction of termination and retirement agreement	$-	$90,823

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Nature of the Company:

CoroWare, Inc ("CoroWare" or "the Company") is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. ("CTI"), has expertise in information technology consulting, mobile robotics, and affordable telepresence.  Through its subsidiary, the Company delivers custom engineering services, hardware and software products, and subscription services that benefit customers in North America, Europe, Asia and the Middle East.  Their customers span multiple industry sectors and comprise universities, software and hardware product development companies, and non-profit organizations.  The company also maintains a Near Shore practice which is comprised of multiple subcontracting companies with whom the company maintains close working relationships.  Through these relationships, the Company is able to provide services in South America.

COROWARE TECHNOLOGIES, INC.

CoroWare Technologies comprises three separately managed lines of business:
•	CoroWare Business Solutions: IT and lab management; software architecture, design and development; content delivery; partner and program management.
•	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.
•	Telepresence: High definition video conferencing products, solutions and subscription services.

CoroWare Business Solutions:

CTI provides release management, software systems development, and product integration services that help our customers deliver high quality products, solutions and services.

Release and Project Management:

CTI's program managers are experts in Microsoft's product and solution development tools and processes. CTI uses that experience to create product specifications, develop project plans, and perform security and release management audits - with the objective of helping Microsoft deliver its solutions and products efficiently, affordably and on schedule.  CTI's senior consultants design complex testing and demonstration environments using the latest Microsoft virtualization technology, ensuring rapid, scalable and low-fault deployments.

Lab Management:

CTI's team of experienced hardware and software deployment engineers design, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CTI employees currently provide lab management and systems engineering support services in three Microsoft data centers and labs.

Solution Delivery:

CTI's solutions development group has been instrumental in helping product development companies - including MetraTech - design, prototype, develop and test new products and solutions.  CoroWare's consulting staff comprises a wide range of software architects with over 20 years experience, "user experience" application developers, web service software developers, database consultants, and project managers.

In order to compete with outsourcing software and IT consulting companies in India and China, CoroWare established a near shore consulting services group in 2007 as a low cost alternative with same time zone presence.  CoroWare's Latin America partnerships offer superior cost dynamics and a near time zone alternative to Europe / US businesses requiring Spanish language capability.  CoroWare's Near Shore Consulting Services offer a stable rate against the dollar, as well as close proximity, and a familiarity with US business processes.

Robotics and Automation:

CoroWare became recognized as a mobile robotics solutions integrator in the research community because of its expertise in robotics simulation and software development.  CoroWare's CoroBot and Explorer product lines are being used by over 20 corporate and academic researchers today, and the CoroBot product line was specified in at least one Request for Proposal in 2009.

Custom Engineering:

CTI offers its custom engineering expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. The Company believes CTI is uniquely positioned with its knowledge of robotics simulation; Player-Stage running on Linux systems; Concurrency and Coordination Runtime (CCR) and Decentralized Software Services (DSS) running on Microsoft Windows systems; embedded systems software development; and hardware and software integration services to help its customers deliver innovative product and solutions.

Solutions and Products:

In May 2007, CTI began shipping the CoroBot, an affordable and flexible mobile robot that was designed to minimize the complexity of robotic development. Combining a powerful PC-class platform with a robust, object-oriented software development system empowers researchers and robotics application developers to rapidly deploy and develop robotic solutions.  Some university customers are deploying CoroBots for use in various lab activities, including the development of swarm robotics applications designed to leverage groups of robots to complete complex tasks.  In June 2009, CTI began shipping the Explorer. With more powerful motors, larger payload capacity, articulated suspension and enclosed electronics it is suitable for indoor or outdoor usage.

Telepresence:

In early 2009, CTI launched its telepresence initiative in order to address the needs of enterprise customers with distributed business operations that and are turning to new technologies to address the cost of doing business in a world that is increasing dependent on suppliers and partners and customers worldwide.  In order to overcome these challenges, enterprise customers are looking for solutions that are demonstrably effective and operationally affordable.  As a result, small, medium and large sized businesses, including consulting companies, non-profit groups, and distance learning companies, are all giving serious consideration to purchasing affordable high definition videoconferencing solutions.

Through its partnership with Vidyo (http://www.vidyo.com), CoroWare is deploying high definition video conferencing solutions, including telepresence room systems, and offering CoroCallTM (http://www.corocall.com), an affordable high definition videoconferencing subscription service that is based on Vidyo's technology.

In addition to offerings its personal telepresence services, CoroWare is generating revenues with complementary video streaming and post production services.  Some customers are using our services to hold virtual sales meetings on a weekly basis by hosting 3-4 speakers in a video conference, streaming the live session to dozens or hundreds of attendees, and then publishing an edited recording of the session on their Intranet.  Other customers are planning to use our services to hold interviews in a recorded video conference, perform their own post-production, and then publish an edited version publicly.

Although this business is in its early stages of growth, we have won and are pursuing significant customer opportunities at financial consulting organizations, product development/sales companies, religious organizations, and universities.

ROBOTIC WORKSPACE TECHNOLOGIES,  INC.

During the third quarter of 2007, RWT ceased all operations including manufacturing, sales and service of the Universal Robot Controllers (URC).  In 2009, the Company completed the sale of the following robotic control technology patents through a patent auction.

Summary of significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less.

Accounts receivable:

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. At December 31, 2009 and December 31, 2008, no allowance was deemed necessary.

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

Impairment of long-lived assets:

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of FASB ASC 360-35, Property, Plant and Equipment, Subsequent Measurement. FASB ASC 360-35 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Deferred finance costs:

Deferred finance costs are associated with the convertible debenture financings (see Note 9) and are being amortized on a straight line basis over the term of the underlying debt instrument.  Upon conversion, the deferred finance cost associated with the converted amount is amortized.

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

Financial instruments:

Financial instruments, as defined in FASB ASC 825, Financial Instruments, consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, and debt.

The Company carries cash, accounts receivable, accounts payable and accrued expenses at historical costs; their respective estimated fair values approximate carrying values due to their current nature.  The Company also carries notes payable and convertible debt.  The fair values of these notes payable and convertible debt instruments approximate carrying values based on the comparable market interest rates applicable to similar instruments.

Derivative financial instruments, as defined in FASB ASC 815, Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in the convertible debt financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FASB ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in its financial statements.

Share-based payments:

Stock based compensation expense is recorded in accordance with FASB ASC 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered.  The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight line basis over the service period, which is the vesting period.  The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company has estimated fair value at the date of grant using the Black-Scholes-Merton option-pricing-model with the following weighted average assumptions:

	2009	2008
Expected Volatility	n/a	75.10%
Dividend yield	n/a	-0-
Expected term (in years)	n/a	0-10
Risk-free interest rate	n/a	4.41%
Forfeiture rate	n/a	5.00%

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

We recognize revenue for our software and software professional services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Product sales are recognized by us generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

We account for arrangements that contain multiple elements in accordance with FASB ASC 605-25, Revenue Recognition, Multiple Element Arrangements. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the underlying elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on future delivery of products or services or subject to customer-specified return of refund privileges.

We recognize revenue from the sale of manufacturer’s maintenance and extended warranty contracts in accordance with FASB ASC 605-45, Revenue Recognition, Principal Agent Considerations, net of its costs of purchasing the related contracts.

Our telepresence revenue is comprised of both services and products.  Telepresence service revenues are generated through the sale of CoroCallTM, a managed telepresence service.  Our contracts provide for per-minute or unlimited usage pricing.  We recognize this revenue in the period that the services or minutes are used.  Product revenues are realized partly through the sale of Vidyo’s product line, including room systems and back-end infrastructure, and partly through the sale of CoroWare telepresence products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems.  Revenues for these products are recognized when the product is delivered to the customer.

Research and development:

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses from continuing operations for the years ended December 31, 2009 and 2008 were $87 and $20,188, respectively.

Advertising expense:

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2009 and 2008 were $3,377 and $8,695, respectively.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At December 31, 2009 and 2008, the Company’s revenues and receivables were comprised of the following customer concentrations:
	2009		2008
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	50%	5%	72%	28%
Customer 2	17%	61%	18%	63%
Customer 3	17%	17%	5%	0%

Basic and diluted loss per share:

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2009 and 2008 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2009 and 2008, there were cumulative undeclared dividends to Preferred Series B shareholders of $15,967 and $7,983, respectively, the obligation for which is contingent on declaration by the board of directors.

Recent Accounting Pronouncements:

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

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the years ended December 31, 2009 and 2008 of $5,199,134 and $1,805,852, respectively. Because of these losses and the Company’s working capital deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 3 – DISCONTINUED OPERATIONS

Robotic Workspace Technologies:

During the third quarter of 2007, the Company made the decision to discontinue operations including manufacturing, sales, service, and production of the Universal Robot Controller due to a change in focus of the core business of the Company.  In accordance with FASB ASC 360-35, Property, Plant and Equipment, Subsequent Measurement, the assets associated with this discontinued operation were reclassified to assets held for sale on the face of the accompanying consolidated 2007 balance sheet. The assets consisted of machinery and equipment of $22,645 and inventory of $10,000.  During the fourth quarter of 2008 management wrote off those assets as they were unable to sell them.

Discontinued operations include the following:

	For the Year ended December 31,
	2009	2008
Impairment loss	$-	$(32,645)
Loss on operations	-	-
Loss from discontinued operations	$-	$(32,645)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008
Computer equipment	$79,500	$54,932
Furniture and fixtures	7,862	7,862
Software development costs	-	32,246
	87,362	95,040
Less: accumulated depreciation	(39,967)	(29,578)
	$47,395	$65,462

Depreciation expense from continuing operations for the years ended December 31, 2009 and 2008 was $19,624 and $14,075, respectively.  During the year ended December 31, 2009, the Company capitalized an additional $11,656 in software development costs.  In the third quarter of 2009, the decision was made to discontinue the software development projects and write off the costs capitalized to date.  As such, the Company wrote off capitalized software development costs of $43,903 net of accumulated amortization of $8,061 resulting in a net write off of $35,842.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, which arose during the Company’s business acquisitions activities, consisted of the following at December 31, 2009 and 2008:
	2009	2008	Life
Employment contracts	$132,977	$132,977	5 Years
Customer lists	605,242	605,242	3 Years
	738,219	738,219
Less: accumulated amortization	(700,538)	(589,876)
	$37,681	$148,343

Amortization expense amounting to $110,662 and $228,337 during the years ended December 31, 2009 and 2008, respectively is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2009 and 2008:

		2009		2008
		Related Party	Other	Related Party	Other
Notes payable – Merger	7(a)	$-	$230,000	$-	$230,000
Notes payable – Shareholders	7(b)	376,529	-	157,900	-
Note payable – Third party	7(c)	-	45,000	-	44,500
Notes payable – Yorkville	7(d)	-	37,500	-	37,500
Other notes payable	7(e)	31,700	45,232	31,700	10,500
		$408,229	$357,732	$189,600	$322,500

(a)  Notes payable - Merger:

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005.  None of these warrants were exercised prior to their expiration.  This instrument is in default.

(b) Notes payable - Shareholders:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. These notes bear interest at rates ranging from 5 to 10% per annum and are due between ninety and one hundred twenty days. All of the lenders are shareholders of the Company. One note with a balance of $1,000 plus accrued interest was converted into common stock during the quarter ended March 31, 2008.  At December 31, 2009, two notes aggregating $40,000 remain outstanding.

Additionally, during 2009 and 2008, the Company entered into various unsecured notes with shareholders aggregating $248,629 and $122,900, respectively.  The notes bear interest at 18% and mature at various dates through 2010.  Repayments of $30,000 and $5,000 were made during 2009 and 2008, respectively.  As additional consideration for entering into these notes, the Company offered each note holder, except one $5,000 note holder who was already re-paid, common stock in the Company equivalent to 10% of the principal balance of their note.  This was recorded as an inducement expense of $15,423 and $11,790 in 2009 and 2008, respectively.

(c) Notes payable – Third party:

Note payable to a third party bearing interest at 5%; payable in 9 monthly installments of $5,000; matured March 2008. The note is currently in default and is accruing default interest at 18% ($18,750 through December 31, 2009).

(d)  Notes payable – Yorkville:

During August 2008, the Company entered into 2 short-term notes with Yorkville bearing interest at 18% and matured in December 2008. This was recorded as an inducement expense of $3,750 during the year ended December 31, 2008. This instrument is in default.

(e) Other notes payable

Other notes payable consist of three notes to third parties and two notes to related parties.  The third party notes bear interest at rates ranging from 0% to 20% and mature through February 11, 2010.  All three notes are in default.  One of the notes calls for a late fee of .4% to accrue weekly.   Another of the notes calls for default interest at 18% and is secured by a UCC filing on the purchase orders with two of the company’s largest customers.  The related party notes bear interest at rates ranging from 0% to 10% and matured through December 31, 2008.  These instruments are in default.

NOTE 7 – LINES OF CREDIT

The Company has numerous unsecured lines of credit with various financial institutions bearing annual interest at rates ranging from 4.75% to 27.24%.   At December 31, 2009 and 2008 the company had aggregate outstanding balances on these lines of $123,696 and $29,210, respectively.

NOTE 8 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company and by the personal residence and other assets of the Company's former chairman and CEO’s estate and spouse. The balance outstanding at December 31, 2009 was $989,100. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company is in default on this note and the entire balance is classified as current.  Interest paid during the years ended December 31, 2009 and 2008 was $26,565 and $20,252, respectively.

Contractual maturities of long term debt are as follows:

For the year ending December 31,	Long-term debt	Convertible debt (1)	Combined
2010	$989,100	$2,424,391	$3,413,491
2011	-	-	-
2012	-	-	-
2013	-	-	-
Thereafter	-	-	-
	$989,100	$2,424,391	$3,413,491

(1) Carried at face value, net of discount.  See Note 9.

NOTE 9 - CONVERTIBLE DEBT

The following table illustrates the components of convertible debt at December 31, 2009 and 2008:

			2009			2008
			Principal	Discount	Carry Value	Principal	Discount	Carry Value
$2,825,000 financing	9	(a)	1,564,949	(8,277)	1,556,672	1,594,949	$(1,009,761)	$585,188
$ 600,000 financing	9	(b)	600,000	(17,888)	582,112	600,000	(514,398)	85,602
$ 300,000 financing	9	(c)	300,000	(14,393)	285,607	300,000	(143,924)	156,076
			2,464,949	(40,558)	2,424,391	2,494,949	$(1,668,083)	$826,866
(a)  $2,825,000 Convertible debenture financing:

The Company is party to a convertible debenture with Yorkville which provided for the sale of its 14% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143.

The Debenture matures on the third anniversary of the date of issuance (see Note 9 for debt maturity schedule). The holder of the Debenture may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at the lesser of $6.00 or 85% of the 30-day VWAP.  The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

Under the Purchase Agreement, the Company also issued to Yorkville five-year warrants to purchase 3,300 and 4,950 shares of Common Stock at prices equal to $150 and $300, respectively, together with three-year warrants to purchase 7,667, 6,667 and 8,333 shares of Common Stock at prices equal to $75, $195 and $225, respectively.

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

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
2006	$25,000	629
2007	$930,000	59,946
2008	$280,051	925,794
2009	$30,000	573,220

During the years ended December 31, 2009 and 2008, the company incurred losses in conjunction with the applicable redemptions of the convertible debt of $5,728 and $517,432, respectively.  The loss on redemption was recorded by the Company as the difference between the fair value of the shares issued ($45,858 and $577,657 during 2009 and 2008, respectively) and the carrying value of the debt redeemed ($40,130 and $60,225 for 2009 and 2008, respectively.)

In the Company’s evaluation of this instrument in accordance with FASB ASC 815, Derivatives and Hedging (pre-codification FAS 133 “Accounting for Derivative Financial Instruments and Hedging Activities”), based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $1,798,350 at inception.  The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.  The fair value allocated to the warrants instruments was $637,700 at inception. The remaining $388,950 was allocated to the carrying value of the debenture.

This convertible debenture matured in 2009 and is currently in default.  Management is working with Yorkville to develop a plan for repayment of this debt.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2009, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2010.

(b) $600,000 Convertible debenture financing:

The Company is party to a convertible debenture with Yorkville which provided for the sale of its 14% secured convertible debentures in the aggregate principal amount of $600,000, net of deferred financing costs of $75,000.

The Debentures mature on the second anniversary of the date of issuance (October 2009).  The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at the lesser of $6.00 or 85% of the 30-day VWAP.  The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

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

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $706,800 at inception.

This convertible debenture matured in 2009 and is currently in default.  Management is working with Yorkville to develop a plan for repayment of this debt.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2009, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2010.

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

The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $6.00.  The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.   Under the Purchase Agreement, the Company also issued to Yorkville five-year warrants to purchase 33,300 shares of Common Stock at a price equal to $6.

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

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $150,000 at inception.  The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.  The fair value allocated to the warrants instruments was $50,000 at inception. The remaining $100,000 was allocated to the carrying value of the debenture.

Convertible debt summary:

The following table illustrates the components of derivative liabilities at December 31, 2009:

	Note	Compound derivative	Warrant liability	Total
$2,825,000 financing	9(a)	$1,636,133	$657	$1,636,790
$ 600,000 financing	9(b)	605,639	5,079	610,718
$ 300,000 financing	9(c)	-	1,530	1,530
		$2,241,772	$7,266	$2,249,038

The following table illustrates the components of derivative liabilities at December 31, 2008:

	Note	Compound derivative	Warrant liability	Total
$2,825,000 financing	9(a)	$211,349	$930	$212,279
$ 600,000 financing	9(b)	69,804	-	69,804
$ 300,000 financing	9(c)	1,662	1,000	2,662
		$282,815	$1,930	$284,745

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2009:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	9(a)	37,351,956	31,000	37,382,956
$ 600,000 Convertible Note Financing	9(a)	12,885,935	114,130	13,000,065
$ 300,000 Convertible Note Financing	9(c)	62,312	33,300	95,612
		50,300,203	178,430	50,478,633

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2008:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	9(a)	7,044,928	31,000	7,075,928
$ 600,000 Convertible Note Financing	9(b)	2,326,795	-	2,326,795
$ 300,000 Convertible Note Financing	9(c)	55,408	33,300	88,708
		9,427,131	64,300	9,491,431

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$(1,424,512)	$(1,830)	$(1,426,342)
$ 600,000 financing	-	(536,535)	-	(536,535)
$ 300,000 financing	-	1,132	-	1,132
Preferred stock, Series B	-	(61,363)	-	(61,363)
	$-	$(2,021,278)	$(1,830)	$(2,023,108)

	Year ended December 31, 2008
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$102,521	$(2,597)	$99,924
$ 600,000 financing	-	625,596	-	625,596
$ 300,000 financing	-	197,338	-	197,338
Preferred stock, Series B	-	37,112	-	37,112
	$-	$962,567	$(2,597)	$959,970

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

NOTE 10 - INCOME TAXES

The Company follows ASC 740, “Income Taxes”. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statements of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The current year provision for refundable Federal income tax consists of the following at December 31, 2009 and 2008:

	2009	2008
Refundable income tax attributable to:
Current operations	$1,800,000	$614,000
Less, change in valuation allowance	(1,800,000)	(614,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$8,300,000	$6,500,000
Less, valuation allowance	(8,300,000)	(6,500,000)
Net deferred tax asset	$-	$-

At December 31, 2009, the Company had an unused net operating loss carryover approximating $24,400,000 that, subject to certain utilization limitations, is available to offset future taxable income, if any. The net operating losses expire from 2022 through 2029.

NOTE 11 - STOCK BASED COMPENSATION

Employee stock options:

As of December 31, 2006 the Company had three stock option plans; the 2003 Stock Option Plan, the 2004 Stock Option Plan, and the 2005 Stock Option Plan. The authorized options under the 2003, 2004, and 2005 Stock Option Plans are 1,667 shares, 1,050 shares, and 66,667 shares respectively.   There are currently no options outstanding under either of the 2003 or 2004 Stock Option Plans.

Compensation cost of $52,777 and $97,545 was recognized during the years ended December 31, 2009 and 2008, respectively, for grants under the 2005 Stock Option Plan.

During 2009, 5,732 unvested options were forfeited by employees upon termination.

During 2008 there were 5,667 options granted to employees to purchase shares of the Company’s common stock at purchase prices ranging from $1.80 to $2.40, expiring in ten years and vesting ratably over three years.  During 2008, 41,556 unvested options were forfeited by employees upon termination.

During 2008, the Company has estimated fair value at the date of grant using the Black-Scholes-Merton Model, which includes a volatility assumption of 75.10%, risk-free rate of 4.41% and the related term of the share-based payments of ten years.  In determining fair value of share-based payments as of December 31, 2009, management has estimated a forfeiture rate of 5%.  No options were issued in 2009.

Nonemployee stock options:

During 2008 there were 3,333 options granted to nonemployees to purchase shares of the Company’s common stock at $3.  These options expire in ten years and vest immediately.

The following table summarizes stock option activity for the years ending December 31, 2009 and 2008:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2008	76,816	$33.00
Granted	9,000	$15.00
Forfeited	(41,556)	$33.00
Exercised	-
Outstanding, December 31, 2008	44,260	$12.00

Granted	-
Forfeited	(5,732)	$66.31
Exercised	-
Outstanding, December 31, 2009	38,528	$2.97	7.47

Options exercisable at
December 31, 2009	33,028	$2.97	7.41

As of December 31, 2009, there was approximately $21,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the next year.

Directors’ compensation:

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2009 services, each director was compensated with 15,000 shares of the Company’s restricted common stock.  In addition, the chairman was awarded 7,500 shares.  There were no shares awarded for committee membership.

For 2008, Board compensation was also paid in restricted shares of the common stock of the Company, but under the following schedule:

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

Under this plan, all restricted common stock was delivered to board members monthly as earned by attendance, either by phone or in person and new directors received restricted common stock valued at $130,000, which vested ratably over 24 months.

The directors received the following common stock issuances for their service in 2009, 2008, 2007 and 2006:

Director	Restricted Common Stock Issued in 2009 for 2009 &2008 service	Value	Restricted Common Stock Issued in 2008 for 2007 & 2006 service	Value
Martin Nielson	29,333	$1,760	6,485	$19,545
Gary McNear	-	-	6,485	19,545
Craig Conklin	-	-	6,485	19,545
Richard Wynns	-	-	3,182	9,545
Charles House	35,833	2,150	1,515	4,545
John Kroon	25,500	1,530	1,515	4,545
Total	90,666	$5,440	25,667	$77,270

The following table summarizes stock based compensation for services during the years ended December 31, 2009 and 2008:

	2009		2008
	Shares	Value	Shares	Value
Employee salaries	78,564	951	473,339	$282,960
Professional fees	159,930	21,005	113,340	89,127
	238,494	$21,956	586,679	$372,087

NOTE 12 - OTHER STOCKHOLDERS’ EQUITY

a) Preferred stock Series A:

The Company has authorized 125,000 shares of Series A Preferred Stock.   Each share of Series A Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v)  has no voting rights except when mandated by Delaware law.

There were no shares of Series A Preferred Shares outstanding at any time during the years ended December 31, 2009 and 2008.

b)  Preferred stock Series B:

The Company has authorized 525,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $15 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, (v) ranks junior to the Series A Preferred Stock upon liquidation of the Company and (vi) has no voting rights except when mandated by Delaware law.

During the years ended December 31, 2009 and 2008, -0- and 35,000 shares of the Company’s Series B preferred stock converted into -0- and 6,199 shares of the Company’s common stock at the conversion price of $-0- and $18.00, and an additional  -0- and 71 shares of common stock were issued for accrued dividends converted at $-0- and $52.50 per share in accordance with the terms of the Series B preferred shares certificate of designation.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $274,251 and $212,888 as of December 31, 2009 and 2008, respectively.  This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet.  Fair value adjustments of ($61,363) and $37,112 were charged to derivative income (expense) for the years ended December 31, 2009 and 2008, respectively.

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

All shares of Series C Preferred stock were converted into 19,806 shares of common stock during the second quarter of 2008 at a conversion price of $1.80 per share.

d)  Outstanding warrants:

At December 31, 2009, the Company had the following warrants outstanding:

		Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	9(a)	07/21/06	7/21/09 & 7/21/11	31,000	$75 - $300
$ 300,000 financing	9(b)	03/19/08	3/19/13	33,333	$6
				64,333

The following table summarizes warrant activity for the years ending December 31, 2009 and 2008:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2008	31,000	$18.00
Granted	33,333	$6.00
Forfeited	-
Exercised	-
Outstanding, December 31, 2008	64,333	$11.78

Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2009	64,333	$11.78	1.74

Warrants exercisable at
December 31, 2009	64,333	$11.78	1.74

e)	Reverse stock split:

All common share amounts and per share amounts in the accompanying financial statements reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 8, 2009.

NOTE 13 - COMMITMENTS

Lease Agreements:

On June 1, 2007, the Company entered into a lease with PS Business Park for a period of three (3) years.  The monthly rent began at $1,584 with annual increases of 3%.  The Company has subleased a portion of this space for $1,500 a month running from September 1, 2009 through May 31, 2010.

On July 10, 2007, the Company leased 1,800 square feed of space at 4056 148th Avenue, Redmond, Washington, which serves as the Company’s primary operating facility.  The lease is with PS Business Parks, L.P. for a period of five (5) years.  Monthly rental payments began at $2,057 and increased annually by 3%.

Rental expense for the years ended December 31, 2009 and 2008 was $38,373 and $55,876, respectively.

Future minimum rentals on non-cancelable leases are as follows:

For the year ending December 31,
2010	$27,482
2011	27,377
2012	13,891
2013	-
$68,750

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

Walter Weisel was Chairman and Chief Executive Officer of the Company.  He resigned from all positions and the Board of Directors in December 2007.  In connection with his resignation, the Company entered into a Termination and Retirement Agreement which provides for a lump sum payment of $25,220 and eleven monthly payments of $10,000.  During 2009, the remaining liability of $22,613 was satisfied through the issuance of 314,100 shares of the company’s restricted common stock.

Eugene V. Gartlan passed away in January 2008 following a brief illness prior to completion of a new employment agreement reflecting the terms of his employment as Chief Executive Officer and Chief Financial Officer.  The compensation committee had agreed to a salary of $200,000 per year, with $42,000 payable as cash and the balance in stock at the current price. At December 31, 2009 and 2008, $60,758 remains in accrued liabilities.  Of that amount, $16,841 is to be paid in cash and $43,917 is to be paid in stock. Mr. Gartlan was also to be awarded 6,667 shares of restricted common stock and 3,333 fully vested options at a purchase price of $3.00.  The stock and options were issued to his surviving spouse in 2008.

Robert G. Smith, Jr. was Interim Chief Financial Officer from February 8, 2008 through May 22, 2008.  The Company did not enter into an employment agreement; however, CoroWare entered into an agreement for Mr. Smith to work as CoroWare’s part-time controller.  Mr. Smith’s compensation was $92,690 plus quarterly bonuses of $3,750 to be paid in common stock of the Company based upon meeting certain performance measures.  Mr. Smith was granted 3,333 options to purchase stock at $3.00 per share with a three year vesting and agreed not to compete with the Company or solicit its customers for a period of one year following the termination of his employment.  Upon Mr. Smith’s departure from the Company in May 2008, 463 of his options had vested.

NOTE 14- SUBSEQUENT EVENTS

The Company issued the following shares subsequent to December 31, 2009:

Shares issued for employee compensation	3,326,530
Shares issued for services and to settle outstanding accounts payable with vendors	1,054,718
Shares issued in connection with Yorkville redemptions	2,287,146
Shares issued for interest on notes payable	520,400
7,188,794