Form 10-Q
period 2010-03-31
CoroWare, Inc,
filed 2010-05-24
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended   March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☑

As of May 14, 2010 there were 14,323,614 shares of the issuer's $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective on April 8, 2009.

COROWARE, INC.

March 31, 2010 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Current assets:	(Unaudited)
Cash	$20,487	$3,493
Accounts receivable, net	129,416	189,115
Other current assets	19,786	35,651
Total current assets	169,689	228,259

Property and equipment, net	43,795	47,395
Intangible assets, net	31,031	37,681
Other assets, net	4,815	4,815
Deferred financing costs, net	-	6,250

TOTAL ASSETS	$249,330	$324,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$124,680	$123,696
Accounts payable and accrued expenses	3,180,700	2,968,131
Accrued expenses, related parties	117,000	88,438
Notes payable	317,732	357,732
Notes payable, related parties	423,132	408,229
Derivative liability	1,365,022	2,249,038
Current maturities of convertible debt, net of discount	2,394,729	2,424,391
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
March 31, 2010 and December 31, 2009	200,028	274,251
Current maturities of long-term debt	982,450	989,100
Total current liabilities	9,105,473	9,883,006
Total liabilities	9,105,473	9,883,006

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
9,245,454 and 4,506,191 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	9,245	4,506
Additional paid-in capital	15,075,477	14,901,673
Accumulated deficit	(23,905,165)	(24,429,085)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(8,856,143)	(9,558,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$249,330	$324,400

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2010 and 2009 (Unaudited)

	2010	2009

Revenues	$545,809	$657,989
Cost of revenues	440,436	415,488
Gross profit	105,373	242,501
Operating expenses:
General and administrative	221,777	222,776
Sales and marketing	30,714	15,685
Depreciation and amortization	10,250	62,774
Total operating expenses	262,741	301,235

Loss from operations	(157,368)	(58,734)

Other income (expense):
Derivative income (expense)	936,711	(1,585,459)
Interest expense, net	(277,381)	(420,642)
Gain on debt redemptions	21,958	-
Total other income (expense)	681,288	(2,006,101)

Net income (loss)	$523,920	$(2,064,835)

Net loss per share:
Basic	$0.08	$(0.70)
Diluted	$0.07	n/a
Weighted average shares outstanding:
Basic	6,894,901	2,929,176
Diluted	7,157,401	n/a

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$523,920	$(2,064,835)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Depreciation and amortization	10,250	62,774
Stock option expense	7,043	14,669
Amortization of debt discount	59,444	340,950
Amortization of deferred financing costs	6,250	35,599
Derivative (income) loss	(936,711)	1,585,459
Gain on debt redemptions	(21,958)	-
Common stock issued for services	33,822	-
Gain on settlement of liabilities with stock	(12,798)	-
Gain on partial settlement of mortgage note	(6,650)	-
Changes in operating assets and liabilities:
Accounts receivable, net	59,699	(110,317)
Other current assets, net	15,865	1,489
Accounts payable and accrued expenses	302,931	29,425
NET CASH FLOWS FROM OPERATING ACTIVITIES	41,107	(104,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	(12,705)
NET CASH FLOWS FROM INVESTING ACTIVITIES	-	(12,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit, net	984	85,526
Payments on notes payable	(40,000)	(5,268)
Payments on notes payable, related party	(5,097)	(5,000)
Proceeds from notes payable	-	500
Proceeds from notes payable, related party	20,000	39,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	(24,113)	114,758

NET INCREASE (DECREASE) IN CASH	16,994	(2,734)
Cash, beginning of period	3,493	32,142
Cash, end of period	$20,487	$29,408

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$14,439
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$69,965	$-
Common stock issued in satisfaction of accrued liabilities	$67,713	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CoroWare, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2009.  The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc.  Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc., Robotic Workspace Technologies, Inc., and Robotics Software Service, Inc. (herein referred to as the “Subsidiaries”).  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2009 as reported in Form 10-K have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses from operations for the three months ended March 31, 2010 and 2009 of $157,491 and $58,734, respectively. Because of these losses, the current working capital deficit, and the projection of additional losses for 2010, the Company will require additional working capital to develop its business operations.

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

NOTE 4 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

	March 31, 2010			December 31, 2009
	Principal	Discount	Carrying Value	Principal	Discount	Carrying Value
$2,825,000 financing	$1,494,729	$-	$1,494,729	$1,564,949	$(8,277)	$1,556,672
$ 600,000 financing	600,000	-	600,000	600,000	(17,888)	582,112
$ 300,000 financing	300,000	-	300,000	300,000	(14,393)	285,607
	$2,394,729	$-	$2,394,729	$2,464,949	$(40,558)	$2,424,391

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended March 31, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$666,182	$(21,703)	$644,479
$ 600,000 financing	-	217,412	-	217,412
$ 300,000 financing	-	597	-	597
Preferred stock, Series B	-	74,223	-	74,223
	$-	$958,414	$(21,703)	$936,711

	Three Months ended March 31, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$(1,094,881)	$-	$(1,094,881)
$ 600,000 financing	-	(370,193)	-	(370,193)
$ 300,000 financing	-	(13,622)	-	(13,622)
Preferred stock, Series B	-	(106,763)	-	(106,763)
	$-	$(1,585,459)	$-	$(1,585,459)

The following table illustrates the components of derivative liabilities at March 31, 2010:

	Compound Derivative	Warrant Liability	Other warrants	Total
$2,825,000 financing	970,557	226	$-	970,783
$ 600,000 financing	388,318	4,988	-	393,306
$ 300,000 financing	-	933	-	933
	1,358,875	6,147	$-	1,365,022

All of our financings with Yorkville have matured and are currently in default.  As such, all amounts of unpaid principal and interest are due and payable.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2010:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	69,325,500	8,333	69,333,833
$ 600,000 Convertible note financing	27,737,024	262,500	27,999,524
$ 300,000 Convertible note financing	64,038	33,333	97,371
	97,126,562	304,166	97,430,728

The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  In the same manner, derivative expense is created when our share price increases and derivative income is created when our share price decreases.  During the quarter ended March 31, 2010, Yorkville converted $50,300 of principal into  2,002,365 shares of the Company’s common stock.  A gain of $21,958 was recognized on the conversion.

All of the Company’s convertible debt instruments are past due and in default.  However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, the management has estimated a debt maturity date of ten months form the period-end date for purposes of the derivative liability calculation.

NOTE 5 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2009	38,528	$2.97
Granted	-
Cancelled	-
Exercised	-
Outstanding, March 31, 2010	38,528	$2.97
Exercisable at March 31, 2010	34,759

b)	Outstanding warrants:

At March 31, 2010, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	07/21/06	07/21/11	8,333	$6.00
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00
			41,666

c)	Reverse stock split:

All common share amounts and per share amounts in the accompanying financial statements for the three months ended March 31, 2009 reflect retroactive application of the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 8, 2009.

d)	Issuance of common stock:

The following table summarizes common stock issued for services during the quarter ended March 31, 2010:
	Shares	Value
Employee compensation	509,600	$20,006
Professional fees	337,118	13,816
	846,718	$33,822

e)	Dividends on preferred stock:

At March 31, 2010 and December 31, 2009, there were cumulative undeclared dividends to Preferred Series B shareholders of $25,946 and $23,950, respectively, the obligation for which is contingent on declaration by the board of directors.

NOTE 6 – RELATED PARTY TRANSACTONS

During the period ended March 31, 2010, the Company received advances of $20,000 from directors of the Company.

NOTE 7 – SUBSEQUENT EVENTS

The Company issued the following shares subsequent to March 31, 2010:

Shares issued for services and stock based compensation	3,022,685
Shares issued in connection with redemptions on our convertible debentures	1,225,625
Shares issued in satisfaction of payables	829,850
5,078,160

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may" "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, they should not be regarded as a representation by CoroWare, Inc., or any other person, that such expectations will be achieved. The business and operations of CoroWare, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009:

During the three-month period ended March 31, 2010 (the "2010 Period") revenues were $545,809 compared to revenues of $657,989 during the three-month period ended March 31, 2009 (the "2009 Period").  Our revenues decreased compared to the previous year as customers delayed spending in January and February on software development, infrastructure deployment and product purchases.

Cost of revenues was $440,436 for the 2010 Period compared to $415,488 for the 2009 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Management made a concerted effort during the past 12 months to reduce our cost of revenues and increase our gross profit.  Gross profit on these 2010 revenues amounted to $105,373 (19% gross profit percentage) compared to $242,501 (37% gross profit percentage) for the 2009 Period revenues.  The reduced gross profit percentage resulted from our investment of consulting resources into our telepresence initiative that we believe will result in new business in the coming months.

Operating expenses were $262,864 during the 2010 Period compared to $301,235 during the 2009 Period.  Selling, general and administrative operating expenses were lower in the 2010 Period due to the reduction in costs related to officers’ salaries, rent and related expenses, travel and entertainment.

Loss from operations was $157,491 during the 2010 Period compared to $58,734 in the 2009 Period.  We believe the increase in this loss to be a direct result of increasing our investment in telepresence to increase sales in combination with our cost cutting measures to increase operational efficiency.

Other income (expense) was $681,288 during the 2010 Period compared to ($2,006,101) in the 2009 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  Derivative income in the 2010 Period was $936,711 compared to derivative expense of $1,585,459 in the 2009 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  The derivative income in the 2010 Period is the result of the decrease in our stock price on the measurement dates during the three month period ($0.08 at December 31, 2009 versus $0.028 at March 31, 2010).  The derivative expense in the 2009 Period is the direct result of the increase in our stock price on the measurement dates during the three month period ($0.03 at December 31, 2008 versus $0.18 at March 31, 2009).  An increase in the stock price resulted in an increased value of the embedded conversion feature (using the Monte Carlo calculator) which resulted in derivative expense.  Interest expense for the three month 2010 Period is $277,381 compared to $420,642 for the three month 2009 Period.  The decrease in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.  The debt discounts associated with the $2.8 million financing and the $600,000 financing finished amortizing in the fourth quarter of 2009.

Net income for the 2010 Period was $523,797 compared to net loss of $2,064,835 for the 2009 Period.

Basic weighted average shares outstanding were 6,894,901 during the 2010 Period compared to 2,929,176 in the 2009 Period.  Fully diluted weighted average shares outstanding were 7,157,401 for the 2010 Period.  There is no fully diluted calculation for the 2009 Period as the effect would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had current assets of $169,689, current liabilities of $9,105,473, negative working capital of $8,935,784 and an accumulated deficit of $23,905,165.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2009:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,468,525	$2,468,525	$-	$-	$-
Notes payable	357,732	357,732	-	-	-
Notes payable, related parties	408,229	408,229	-	-	-
Operating leases	68,751	27,482	41,269	-	-
Long –term debt	989,100	989,100
Total	$4,292,337	$4,251,068	$41,269	$-	$-

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-K for the year ended December 31, 2009.

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

(c)
As of July 21, 2009, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC.  The first tranche of this debenture was issued on July 21, 2006 in the original principal amount of $1,250,000 and the second tranche was issued on August 21, 2006 in the original principal amount of $575,000.  The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of September 25, 2009, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of March 19, 2010, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

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

CoroWare, Inc.

Dated: May 24, 2010	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)