Form 10-Q
period 2010-06-30
CoroWare, Inc,
filed 2010-08-23
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

COROWARE, INC.
 (EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

1410 Market Street, Suite 200
Kirkland, WA 98033
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 (800) 641-2676
(REGISTRANT TELEPHONE NUMBER)

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

As of August 19, 2010 there were 23,887,007 shares of the issuer's $.001 par value common stock issued and outstanding.

COROWARE, INC.
June 30, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$24,674	$3,493
Accounts receivable, net	179,046	189,115
Other current assets	9,726	35,651
Total current assets	213,446	228,259

Property and equipment, net	39,895	47,395
Intangible assets, net	24,381	37,681
Other assets, net	9,546	4,815
Deferred financing costs, net	-	6,250

TOTAL ASSETS	$287,268	$324,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$126,220	$123,696
Accounts payable and accrued expenses	3,473,503	2,968,131
Accrued expenses, related parties	98,525	88,438
Notes payable	327,732	357,732
Notes payable, related parties	388,793	408,229
Derivative liability	1,294,299	2,249,038
Convertible debt, net of discount	2,358,351	2,424,391
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
June 30, 2010 and December 31, 2009	201,153	274,251
Long-term debt	982,450	989,100
Total current liabilities	9,251,026	9,883,006
Total liabilities	9,251,026	9,883,006
Commitments
Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
16,186,331 and 4,506,191 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	16,186	4,506
Additional paid-in capital	15,234,734	14,901,673
Accumulated deficit	(24,178,978)	(24,429,085)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(8,963,758)	(9,558,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$287,268	$324,400

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$632,813	$416,117	$1,178,622	$1,074,106
Cost of revenues	496,464	253,589	932,876	669,077
Gross profit	136,349	162,528	245,746	405,029
Operating expenses:
General and administrative	267,736	190,353	489,513	413,042
Sales and marketing	64,409	30,642	95,123	46,327
Research and development	31,783	-	35,807	87
Depreciation and amortization	10,550	46,696	20,800	109,470
Total operating expenses	374,478	267,691	641,243	568,926

Loss from operations	(238,129)	(105,163)	(395,497)	(163,897)

Other income (expense):
Derivative income (expense)	63,731	(691,803)	1,000,442	(2,277,262)
Interest expense, net	(140,173)	(569,286)	(417,554)	(989,928)
Other income	30,156	-	30,156	-
Gain on debt redemptions	10,602	-	32,560	-
Total other income (expense)	(35,684)	(1,261,089)	645,604	(3,267,190)

Net income (loss)	$(273,813)	$(1,366,252)	$250,107	$(3,431,087)

Net income (loss) per share:
Basic	$(0 .02)	$(0.46)	$0.02	$(1.17)
Diluted	$(0 .02)	$(0.46)	$0.01	$(1.17)
Weighted average shares outstanding:
Basic	14,399,307	2,917,834	10,641,039	2,923,474
Diluted	14,399,307	2,917,834	27,403,874	2,923,474

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES	$250,107	$(3,431,087)
Net income (loss)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	20,800	109,470
Stock option expense	14,086	27,373
Amortization of debt discount	59,444	837,507
Amortization of deferred financing costs	6,250	70,528
Derivative (income) loss	(1,000,442)	2,277,262
Gain on debt redemptions	(32,560)	-
Common stock issued for services	89,584	-
Gain on settlement of liabilities with stock	(6,576)	-
Gain on partial settlement of mortgage note	(6,650)	-
Changes in operating assets and liabilities:
Accounts receivable, net	10,069	(142,182)
Other current assets, net	21,194	5,748
Accounts payable and accrued expenses	628,500	(16,713)
Accrued expenses, related parties	10,087	24,993
NET CASH FLOWS FROM OPERATING ACTIVITIES	63,893	(237,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	(23,192)
NET CASH FLOWS FROM INVESTING ACTIVITIES	-	(23,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit, net	2,524	91,892
Payments on notes payable	(40,000)	(5,268)
Payments on notes payable, related party	(25,236)	(30,000)
Proceeds from notes payable	-	500
Proceeds from notes payable, related party	20,000	172,340
NET CASH FLOWS FROM FINANCING ACTIVITIES	(42,712)	229,464

NET INCREASE (DECREASE) IN CASH	21,181	(30,829)
Cash, beginning of period	3,493	32,142
Cash, end of period	$24,674	$1,313

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$24,065
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$101,609	$-
Common stock issued in satisfaction of accrued liabilities	$139,461	$4,100

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

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has losses from operations for the six months ended June 30, 2010 of $395,497. Because of these losses, the current working capital deficit, and the projection of additional losses for 2010, the Company will require additional working capital to develop its business operations.

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

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

In March 2010, the Company entered into an accounts receivable factoring arrangement with Capefirst Funding, Inc. (“Capefirst”).  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

	June 30, 2010			December 31, 2009
	Principal	Discount	Carrying Value	Principal	Discount	Carrying Value
$2,825,000 financing	$1,458,351	$-	$1,458,351	$1,564,949	$(8,277)	$1,556,672
$ 600,000 financing	600,000	-	600,000	600,000	(17,888)	582,112
$ 300,000 financing	300,000	-	300,000	300,000	(14,393)	285,607
	$2,358,351	-	$2,358,351	$2,464,949	$(40,558)	$2,424,391

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended June 30, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$19,608	$(5,817)	$13,791
$ 600,000 financing	-	50,148	-	50,148
$ 300,000 financing	-	917	-	917
Preferred stock, Series B	-	(1,125)	-	(1,125)
	$-	$69,548	$(5,817)	$63,731

	Three Months ended June 30, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$(252,119)	$-	$(252,119)
$ 600,000 financing	-	(199,517)	-	(199,517)
$ 300,000 financing	-	11,786	-	11,786
Preferred stock, Series B	-	(251,953)	-	(251,953)
	$-	$(691,803)	$-	$(691,803)

	Six Months ended June 30, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$685,791	$(27,520)	$658,271
$ 600,000 financing	-	267,560	-	267,560
$ 300,000 financing	-	1,513	-	1,513
Preferred stock, Series B	-	73,098	-	73,098
	$-	$1,027,962	$(27,520)	$1,000,442

	Six Months ended June 30, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$(1,347,000)	$-	$(1,347,000)
$ 600,000 financing	-	(569,710)	-	(569,710)
$ 300,000 financing	-	(1,836)	-	(1,836)
Preferred stock, Series B	-	(358,716)	-	(358,716)
	$-	$(2,277,262)	$-	$(2,277,262)

The following table illustrates the components of derivative liabilities:

	June 30, 2010
	Compound Derivative	Warrant Liability	Other warrants	Total
$2,825,000 financing	$951,125	$-	$-	$951,125
$ 600,000 financing	339,798	3,360	-	343,158
$ 300,000 financing	-	16	-	16
	$1,290,923	$3,376	$-	$1,294,299

	December 31, 2009
	Compound Derivative	Warrant Liability	Other warrants	Total
$2,825,000 financing	$1,636,133	$657	$-	$1,636,790
$ 600,000 financing	605,639	5,079	-	610,718
$ 300,000 financing	-	1,530	-	1,530
	$2,241,772	$7,266	$-	$2,249,038

All of our financings with Yorkville have matured and are currently in default.  As such, all amounts of unpaid principal and interest are due and payable.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2010:
Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	190,308,342	8,333	190,316,675
$ 600,000 Convertible note financing	67,959,697	525,000	68,484,697
$ 300,000 Convertible note financing	65,764	33,333	99,097
	258,333,803	566,666	258,900,469

The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  In the same manner, derivative expense is created when our share price increases and derivative income is created when our share price decreases.  During the six months ended June 30, 2010, Yorkville converted $75,800 of principal into 3,922,107 shares of the Company’s common stock.  A gain of $32,560 was recognized on the conversion.

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

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2009	38,528	$2.97
Granted	-
Cancelled	-
Exercised	-
Outstanding, June 30, 2010	38,528	$2.97
Exercisable at June 30, 2010	36,490

b)	Outstanding warrants:

At June 30, 2010, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	07/21/06	07/21/11	8,333	$6.00
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00
			41,666

a)	Reverse stock split:

All common share amounts and per share amounts in the accompanying financial statements for the three months ended June  30, 2009 reflect retroactive application of the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 8, 2009.

b)	Issuance of common stock:

The following table summarizes common stock issued for services during the quarter ended June 30, 2010:
	Shares	Value
Employee compensation	2,176,700	$65,867
Professional fees	692,318	23,717
	2,869,018	$89,584
c)	Dividends on preferred stock:

At June 30, 2010 and December 31, 2009, there were cumulative undeclared dividends to Preferred Series B shareholders of $27,942 and $23,950, respectively, the obligation for which is contingent on declaration by the board of directors.

NOTE 7 – RELATED PARTY TRANSACTONS

During the period ended June 30, 2010, the Company received advances of $20,000 from directors of the Company and made repayments of $25,236 on certain related party notes payable.

NOTE 8 – SUBSEQUENT EVENTS

The Company issued the following shares subsequent to June 30, 2010:

Shares issued for employee compensation and professional fees	5,217,300
Shares issued in connection with redemptions on our convertible debentures	768,628
Shares issued in satisfaction of payables	1,714,748
7,700,676

NOTE 9 – COMMITMENTS

Lease Agreement:

On June 11, 2010, the Company entered into a lease with Market Street Building LLC for a period of five (5) years.

Future minimum rentals on non-cancelable leases are as follows:

For the year ending December 31,
2010	$18,675
2011	$46,314
2012	$49,551
2013	$52,788
2014	$56,025
2015	$14,193
$237,546

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009:

During the three-month period ended June 30, 2010 (the "2010 Period") revenues were $632,813 compared to revenues of $416,117 during the three-month period ended June 30, 2009 (the "2009 Period").  Our revenues increased compared to the previous year as customers began to purchase videoconferencing services, infrastructure and room systems; and increasingly request for CoroWare’s software development services for billing integration, social networking, and game testing projects.

Cost of revenues was $496,464 for the 2010 Period compared to $253,589 for the 2009 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2010 revenues amounted to $136,349 (21.5% gross profit percentage) compared to $162,528 (39.1% gross profit percentage) for the 2009 Period.  The reduced gross profit percentage resulted from our investment of operational resources into our CoroCall telepresence service that we believe will result in new business in the coming months.

Research and development was $31,783 for the 2010 Period compared to $0 in the 2009 Period.  The increased research and development investment resulted from our software development and testing initiatives, including CoroWare Usage Reporter for Vidyo Systems, CoroWare Billing Integration Framework for MetraTech and Vidyo, and CoroWare NameTag.

Operating expenses were $374,478 during the 2010 Period compared to $267,691 during the 2009 Period.  Selling expenses were higher in the 2010 Period as the Company increased its sales and marketing expenses to help increase major account sales of CoroCall and CoroWare’s telepresence product sales in the coming months.

Loss from operations was $238,129 during the 2010 Period compared to $105,163 in the 2009 Period.  The increase in this loss is a result of increasing our Research and Development and Sales investments in telepresence to increase sales in 2010.

Total other income (expense) was ($35,684) during the 2010 Period compared to ($1,261,089) in the 2009 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  Derivative income in the 2010 Period was $63,731 compared to derivative expense of ($691,803) in the 2009 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  The derivative income in the 2010 Period is the result of the decrease in our stock price on the measurement dates during the three month period ($0.028 at March 31, 2010 versus $0.012 at June 30, 2010).  The derivative expense in the 2009 Period was not related to a change in the share price as the share price remained constant ($0.18 at March 31, 2009 versus $0.18 at June 30, 2009).  The derivative expense in the 2009 Period was the indirect result of losing the par floor on the conversion feature subsequent to the 1-for-300 reverse split.  The par floor had the effect of limiting the number of shares indexed to the debt and thus limiting the liability.  Subsequent to the reverse split, the stock was trading well above par so the number of shares indexed to the debt was not limited, the liability was thus greater and derivative expense was recorded. Interest expense for the three month 2010 Period is $140,173 compared to $569,286 for the three month 2009 Period.  The decrease in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.  The debt discounts associated with the $2.8 million financing and the $600,000 financing finished amortizing in the fourth quarter of 2009.

Net loss for the 2010 Period was $273,813 compared to net loss of $1,366,252 for the 2009 Period.

Basic weighted average shares outstanding were 14,399,307 during the 2010 Period compared to 2,917,834 in the 2009 Period.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009:

During the six-month period ended June 30, 2010 (the "2010 Period") revenues were $1,178,622 compared to revenues of $1,074,106 during the three-month period ended June 30, 2009 (the "2009 Period").  Our revenues increased in the 2010 period compared to the previous year as customers began to purchase videoconferencing services, infrastructure and room systems; and increasingly request CoroWare’s software development services for billing integration, social networking, and game testing projects.

Cost of revenues was $932,876 for the 2010 Period compared to $669,077 for the 2009 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2010 revenues amounted to $245,746 (20.9% gross profit percentage) compared to $405,029 (38% gross profit percentage) for the 2009 Period revenues.

Research and development was $35,807 for the 2010 Period compared to $87 in the 2009 Period.

Operating expenses were $641,243 during the 2010 Period compared to $568,926 during the 2009 Period.

Loss from operations was $395,497 during the 2010 Period compared to $163,897 in the 2009 Period.

Total other income (expense) was $645,604 during the 2010 Period compared to ($3,267,190) in the 2009 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  Derivative income in the 2010 Period was $1,000,442 compared to derivative expense of ($2,277,262) in the 2009 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  The derivative income in the 2010 Period is the result of the decrease in our stock price on the measurement dates during the three month period ($0.08 at December 31, 2009 versus $0.012 at June 30, 2010).  The derivative expense in the 2009 Period is the direct result of the increase in our stock price on the measurement dates during the six month period ($0.03 at December 31, 2008 versus $0.18 at June 30, 2009).  An increase in the stock price resulted in an increased value of the embedded conversion feature (using the Monte Carlo calculator) which resulted in derivative expense.  Interest expense for the six month 2010 Period is $417,554 compared to $989,928 for the six month 2009 Period.  The decrease in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.  The debt discounts associated with the $2.8 million financing and the $600,000 financing finished amortizing in the fourth quarter of 2009.

Net income for the 2010 Period was $250,107 compared to net loss of ($3,431,087) for the 2009 Period.

Basic weighted average shares outstanding were 10,641,039 during the 2010 Period compared to 2,923,474 in the 2009 Period.  Fully diluted weighted average shares outstanding were 27,403,874 for the 2010 Period.  There is no fully diluted calculation for the 2009 Period as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had current assets of $213,446, current liabilities of $9,251,026, negative working capital of $9,037,580 and an accumulated deficit of $24,178,978.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the company's last fiscal quarter that have materially affected, or are likely to materially affect, the company's internal control over financial reporting, except that we were unable to timely file our 10K for the year ending December 31, 2009.

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

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

CoroWare, Inc.

Dated: August 23, 2010	/s/ Lloyd T. Spencer
Lloyd T. Spencer,
Chief Executive Officer and
Interim Chief Financial Officer
(Principal Executive Officer and Principal
Accounting and Financial Officer)