Form 10-Q
period 2010-09-30
CoroWare, Inc,
filed 2010-11-22
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended   September 30, 2010

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

As of November 19, 2010 there were 52,451,315 shares of the issuer's $.001 par value common stock issued and outstanding.

COROWARE, INC.
September 30, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$3,493
Accounts receivable, net	123,892	189,115
Other current assets	15,105	35,651
Total current assets	138,997	228,259

Property and equipment, net	35,995	47,395
Intangible assets, net	17,731	37,681
Other assets, net	4,731	4,815
Deferred financing costs, net	-	6,250

TOTAL ASSETS	$197,454	$324,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$125,083	$123,696
Accounts payable and accrued expenses	3,745,147	2,968,131
Accrued expenses, related parties	142,175	88,438
Notes payable	334,232	357,732
Notes payable, related parties	378,976	408,229
Derivative liability	2,227,725	2,249,038
Convertible debt, net of discount	2,340,933	2,424,391
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
September 30, 2010 and December 31, 2009	187,841	274,251
Long-term debt	982,450	989,100
Total current liabilities	10,464,562	9,883,006
Total liabilities	10,464,562	9,883,006

Commitments

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
27,673,575 and 4,506,191 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	27,674	4,506
Additional paid-in capital	15,327,961	14,901,673
Accumulated deficit	(25,587,043)	(24,429,085)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(10,267,108)	(9,558,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,454	$324,400

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$376,648	$386,903	$1,555,270	$1,461,009
Cost of revenues	243,621	313,723	1,176,497	982,800

Gross profit	133,027	73,180	378,773	478,209
Operating expenses:
General and administrative	241,093	264,325	730,606	657,531
Sales and marketing	176,636	38,494	271,759	104,618
Research and development	51,097	-	86,904	87
Depreciation and amortization	10,550	10,297	31,350	119,767
Total operating expenses	479,376	313,116	1,120,619	882,003

Loss from operations	(346,349)	(239,936)	(741,846)	(403,794)

Other income (expense):
Derivative income (expense)	(923,670)	654,399	76,772	(1,622,863)
Interest expense, net	(142,061)	(1,026,141)	(559,615)	(2,016,069)
Other income	-	-	30,156	-
Gain on debt redemptions	4,015	-	36,575	-
Total other income (expense)	(1,061,716)	(371,742)	(416,112)	(3,638,932)

Net loss	$(1,408,065)	$(611,678)	$(1,157,958)	$(4,042,726)

Net loss per share:
Basic	$(0.06)	$(0.21)	$(0.08)	$(1.38)
Diluted	$(0.06)	$(0.21)	$(0.08)	$(1.38)
Weighted average shares outstanding:
Basic	24,634,725	2,953,870	15,356,860	2,931,369
Diluted	24,634,725	2,953,870	15,356,860	2,931,369

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES	$(1,157,958)	$(4,042,726)
Net loss
Adjustments to reconcile net loss to net cash flows
from operating activities:
Depreciation and amortization	31,350	119,767
Stock option expense	19,313	40,075
Amortization of debt discount	59,444	1,776,676
Amortization of deferred financing costs	6,250	107,186
Derivative (income) loss	(76,772)	1,622,863
Gain on debt redemptions	(47,724)	(6,453)
Common stock issued for services	132,037	9,418
Write off software development costs	-	35,842
Changes in operating assets and liabilities:
Accounts receivable, net	65,223	(64,178)
Other current assets, net	20,630	951
Accounts payable and accrued expenses	305,052	34,723
Accrued expenses, related parties	683,328	58,363
NET CASH FLOWS FROM OPERATING ACTIVITIES	40,173	(307,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	(33,625)
NET CASH FLOWS FROM INVESTING ACTIVITIES	-	(33,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit, net	1,387	95,161
Payments on notes payable	(70,000)	(5,268)
Payments on notes payable, related party	(35,053)	(30,000)
Proceeds from notes payable	40,000	500
Proceeds from notes payable, related party	20,000	248,629
NET CASH FLOWS FROM FINANCING ACTIVITIES	(43,666)	309,022

NET DECREASE IN CASH	(3,493)	(32,096)
Cash, beginning of period	3,493	32,142
Cash, end of period	$-	$46

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,000	$24,065
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$118,569	$-
Common stock issued in satisfaction of accrued liabilities	$155,961	$4,100
Common stock issued for joint venture contribution	$20,000	$-
Common stock issued in satisfaction of note payable	$3,574	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CoroWare, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2009.  The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc.  Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc., Robotic Workspace Technologies, Inc., and Robotics Software Service, Inc. (herein referred to as the “Subsidiaries”).  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2009 as reported in Form 10-K have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has losses from operations for the nine months ended September 30, 2010 of $741,846. Because of these losses, the current working capital deficit, and the projection of additional losses for the remainder of 2010, the Company will require additional working capital to develop its business operations.

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

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

In March 2010, the Company entered into an accounts receivable factoring arrangement with Capefirst Funding, LLC. (“Capefirst”).  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  At September 30, 2010 approximately $43,000 of our receivables had been factored.

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

	September 30, 2010			December 31, 2009
	Principal	Discount	Carrying Value	Principal	Discount	Carrying Value
$2,825,000 financing	$1,440,933	$-	$1,440,933	$1,564,949	$(8,277)	$1,556,672
$ 600,000 financing	600,000	-	600,000	600,000	(17,888)	582,112
$ 300,000 financing	300,000	-	300,000	300,000	(14,393)	285,607
	$2,340,933	-	$2,340,933	$2,464,949	$(40,558)	$2,424,391

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended September 30, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$(678,756)	$(3,556)	$(682,312)
$ 600,000 financing	-	(254,487)	-	(254,487)
$ 300,000 financing	-	(183)	-	(183)
Preferred stock, Series B	-	13,312	-	13,312
	$-	$(920,114)	$(3,556)	$(923,670)

	Three Months ended September 30, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$142,564	$-	$142,564
$ 600,000 financing	-	321,574	-	321,574
$ 300,000 financing	-	1,855	-	1,855
Preferred stock, Series B	-	188,406	-	188,406
	$-	$654,399	$-	$654,399

	Nine Months ended September 30, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$6,668	$(30,709)	$(24,041)
$ 600,000 financing	-	13,073	-	13,073
$ 300,000 financing	-	1,330	-	1,330
Preferred stock, Series B	-	86,410	-	86,410
	$-	$107,481	$(30,709)	$76,772

	Nine Months ended September 30, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$(1,204,436)	$-	$(1,204,436)
$ 600,000 financing	-	(248,136)	-	(248,136)
$ 300,000 financing	-	19	-	19
Preferred stock, Series B	-	(170,310)	-	(170,310)
	$-	$(1,622,863)	$-	$(1,622,863)

The following table illustrates the components of derivative liabilities:

	September 30, 2010
	Compound Derivative	Warrant Liability	Other warrants	Total
$2,825,000 financing	$1,629,872	$8	$-	$1,629,880
$ 600,000 financing	591,596	6,049	-	597,645
$ 300,000 financing	-	200	-	200
	$2,221,468	$6,257	$-	$2,227,725

	December 31, 2009
	Compound Derivative	Warrant Liability	Other warrants	Total
$2,825,000 financing	$1,636,133	$657	$-	$1,636,790
$ 600,000 financing	605,639	5,079	-	610,718
$ 300,000 financing	-	1,530	-	1,530
	$2,241,772	$7,266	$-	$2,249,038

All of our financings with Yorkville have matured and are currently in default.  As such, all amounts of unpaid principal and interest are due and payable.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2010:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	407,468,034	8,333	407,476,367
$ 600,000 Convertible note financing	147,899,063	1,141,304	149,040,367
$ 300,000 Convertible note financing	67,490	33,333	100,823
	555,434,587	1,182,970	556,617,557

The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  In the same manner, derivative expense is created when our share price increases and derivative income is created when our share price decreases.  During the nine months ended September 30, 2010, Yorkville converted $87,700 of principal into 5,977,303 shares of the Company’s common stock.  A gain of $36,575 was recognized on the conversions.

All of the Company’s convertible debt instruments are past due and in default.  However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculation.

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2009	38,528	$2.97
Granted	-
Cancelled	-
Forfeited	(364)	$3.00
Exercised	-
Outstanding, September 30, 2010	38,164	$2.97
Exercisable at September 30, 2010	34,441

b)	Outstanding warrants:

At September 30, 2010, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	07/21/06	07/21/11	8,333	$6.00
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00
			41,666

c)	Reverse stock split:

All common share amounts and per share amounts in the accompanying financial statements for the three months ended September 30, 2009 reflect retroactive application of the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 8, 2009.

d)	Issuance of common stock:

The following table summarizes common stock issued for services during the nine month period ended September 30, 2010:
	Shares	Value
Employee compensation	6,894,000	$108,320
Professional fees	692,318	23,717
	7,586,318	$132,037

The following table summarizes other common stock issued for during the nine month period ended September 30, 2010:
	Shares	Value
Satisfaction of payables	6,389,015	$155,961
Redemption of convertible debenture	5,977,303	118,569
Contribution for proposed joint venture investment	2,500,000	20,000
Notes payable	714,748	3,574
	15,581,066	$298,104

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

e)	Dividends on preferred stock:

At September 30, 2010 and December 31, 2009, there were cumulative undeclared dividends to Preferred Series B shareholders of $29,937 and $23,950, respectively, the obligation for which is contingent on declaration by the board of directors.

NOTE 7 – RELATED PARTY TRANSACTONS

During the period ended September 30, 2010, the Company received advances of $20,000 from directors of the Company and made repayments of $35,053 on certain related party notes payable.

NOTE 8 – COMMITMENTS

The Company leases its principal operating facilitates in Kirkland, Washington under a 5 year operating lease which provides for monthly payments of $3,735 with a built in annual escalation clause increasing monthly rent by $249 at each anniversary date.

Future non-cancelable minimum lease payments are as follows:

Years Ending December 31,
2010	$18,675
2011	46,065
2012	49,053
2013	52,041
2014	55,029
2015	33,117
$253,980

NOTE 9 – SUBSEQUENT EVENTS

The Company issued the following shares subsequent to September 30, 2010:

Shares issued in connection with redemptions on our convertible debentures	5,755,479
Shares issued in satisfaction of notes payable	19,022,261
24,777,740

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

BACKGROUND

CoroWare, Inc ("CoroWare" or "the Company") is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. ("CTI"), has expertise in information technology consulting, mobile robotics, and affordable telepresence.  Through its subsidiary, the Company delivers custom engineering services, hardware and software products, and subscription services that benefit customers in North America, Europe, Asia and the Middle East.  Their customers span multiple industry sectors and are comprised of universities, software and hardware product development companies, and non-profit organizations.  The company also maintains a Near Shore practice which is comprised of multiple subcontracting companies with whom the company maintains close working relationships.  Through these relationships, the Company is able to provide services in South America.

COROWARE TECHNOLOGIES, INC.

CTI is a software professional services company with a strong focus on Information Technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

CTI’s expertise includes the deployment and integration of computing platforms and applications, as well as the development of unmanned vehicle software and solutions for customers in the research, commercial, and homeland security market segments.  CTI shall continue to offer its high value software systems development and integration services that complement the growing trend in outsourced software development services in Asia, Latin America, and Eastern Europe.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009:

During the three-month period ended September 30, 2010 (the "2010 Period") revenues were $376,648 compared to revenues of $386,903 during the three-month period ended September 30, 2009 (the "2009 Period").  Our revenues decreased modestly compared to the previous year as customers postponed purchases of videoconferencing services, infrastructure and room systems; and delayed spending on software development services for billing integration, custom engineering, and IT consulting projects.

Cost of revenues was $243,621 for the 2010 Period compared to $313,723 for the 2009 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2010 revenues amounted to $133,027 (35% gross profit percentage) compared to $73,180 (19% gross profit percentage) for the 2009 Period.  The reduced gross profit percentage resulted from our investment of operational resources into our CoroCall telepresence service that we believe will result in new business in the coming months.

Research and development was $51,097 for the 2010 Period compared to $0 in the 2009 Period.  The increased research and development investment resulted from our software development and testing initiatives, including CoroWare Usage Reporter for Vidyo Systems, CoroWare Billing Integration Framework for MetraTech and Vidyo, and CoroWare NameTag.

Operating expenses were $479,376 during the 2010 Period compared to $313,116 during the 2009 Period.  Selling expenses were higher in the 2010 Period as the Company increased its sales and marketing expenses to help increase major account sales of CoroCall and CoroWare’s telepresence product sales in the coming months.

Loss from operations was $346,349 during the 2010 Period compared to $239,936 in the 2009 Period.  The increase in this loss is a result of increasing our Research and Development and Sales activities in telepresence to increase sales in 2010.

Total other income (expense) was ($1,061,716) during the 2010 Period compared to ($371,742) in the 2009 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  Derivative expense in the 2010 Period was ($923,670) compared to derivative income of $654,399 in the 2009 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  The derivative expense in the 2010 Period is the result of a decreased share price ($.012 at June 30, 2010 versus $0.006 at September 30, 2010) but a significant increase in our share price volatility that was used in our September 30, 2010 volatility calculation (144% at June 30, 2010 versus 331% at September 30, 2010).  The increase in the share price volatility that was used in our September 30, 2010 volatility calculation had a greater effect on the calculated value than the reduced share price.  As such, the result was an increase in the calculated value, the increase of the liability associated with the embedded conversion feature and the recording of derivative expense. The derivative income in the 2009 Period was related to a decreased share price at the measurement dates ($0.179 at June 30, 2009 versus $0.12 at September 30, 2009) with volatility remaining constant at 193%.  The derivative income in the 2009 Period was also the indirect result of losing the par floor on the conversion feature subsequent to the 1-for-300 reverse split.  The par floor had the effect of limiting the number of shares indexed to the debt and thus limiting the liability.  Subsequent to the reverse split, the stock was trading well above par so the number of shares indexed to the debt was not limited, the liability was thus greater and derivative expense was recorded. Interest expense for the three month 2010 Period is $142,061 compared to $1,026,141 for the three month 2009 Period.  The decrease in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.  The debt discounts associated with the $2.8 million financing and the $600,000 financing finished amortizing in the fourth quarter of 2009.

Net loss for the 2010 Period was $1,408,065 compared to net loss of $611,678 for the 2009 Period.

Basic and diluted weighted average shares outstanding were 24,634,725 during the 2010 Period compared to 2,953,870 in the 2009 Period.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009:

During the nine-month period ended September 30, 2010 (the "2010 Period") revenues were $1,555,270 compared to revenues of $1,461,009 during the nine-month period ended September 30, 2009 (the "2009 Period").  Our revenues increased in the 2010 period compared to the previous year as customers began to purchase videoconferencing services, infrastructure and room systems; and increasingly request CoroWare’s software development services for billing integration, social networking, and game testing projects.

Cost of revenues was $1,176,497 for the 2010 Period compared to $982,800 for the 2009 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2010 revenues amounted to $378,773 (24% gross profit percentage) compared to $478,209 (33% gross profit percentage) for the 2009 Period revenues.

Research and development was $86,904 for the 2010 Period compared to $87 in the 2009 Period.  The increased research and development investment resulted from our software development and testing initiatives, including CoroWare Usage Reporter for Vidyo Systems, CoroWare Billing Integration Framework for MetraTech and Vidyo, and CoroWare NameTag.

Operating expenses were $1,120,619 during the 2010 Period compared to $882,003 during the 2009 Period.  Selling expenses were higher in the 2010 Period as the Company increased its sales and marketing expenses to help increase major account sales of CoroCall and CoroWare’s telepresence product sales in the coming months.

Loss from operations was $741,846 during the 2010 Period compared to $403,794 in the 2009 Period.  The increase in this loss is a result of increasing our Research and Development and Sales investments in telepresence to increase sales in 2010.

Total other income (expense) was ($416,112) during the 2010 Period compared to ($3,638,932) in the 2009 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  Derivative income in the 2010 Period was $76,772 compared to derivative expense of ($1,622,863) in the 2009 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  The derivative income in the 2010 Period is the result of a decreased share price ($.08 at December 31, 2009 versus $0.006 at September 30, 2010) but an increase in our share price volatility that was used in our September 30, 2010 volatility calculation (193% at December 31, 2009 versus 331% at September 30, 2010).  The reduction in the share price had a greater effect on the calculated value than the increased volatility factor that was used in our September 30, 2010 volatility calculation.  As such, the result was a decrease in the calculated value, the reduction of the liability associated with the embedded conversion feature and the recording of derivative income.  The derivative expense in the 2009 Period was related to an increased share price at the measurement dates ($0.03 at December 31, 2008 versus $0.12 at September 30, 2009) with volatility remaining constant at 193%.  Interest expense for the nine month 2010 Period is $559,615 compared to $2,016,069 for the nine month 2009 Period.  The decrease in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.  The debt discounts associated with the $2.8 million financing and the $600,000 financing finished amortizing in the fourth quarter of 2009.

Net loss for the 2010 Period was $1,157,958 compared to net loss of $4,042,726 for the 2009 Period.

Basic and diluted weighted average shares outstanding were 15,356,860 during the 2010 Period compared to 2,931,369 in the 2009 Period.  Total issued and outstanding shares increased by 23,167,384 (from 4,506,191 to 27,673,575 at December 31, 2009 and September 30, 2010, respectively) during the current nine month period as a result of redeeming stock in accordance with outstanding debentures, compensating key employees with common stock, and extinguishing outstanding debt obligations in exchange for common stock.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had current assets of $138,997, current liabilities of $10,464,562, negative working capital of $10,325,565 and an accumulated deficit of $25,587,043.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2009:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,468,525	$2,468,525	$-	$-	$-
Notes payable	357,732	357,732	-	-	-
Notes payable, related parties	408,229	408,229	-	-	-
Operating leases	68,751	27,482	41,269	-	-
Long –term debt	989,100	989,100	-	-	-
Total	$4,292,337	$4,251,068	$41,269	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of Lloyd T. Spencer, who serves as the Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (the principal financial officer); the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.    The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituting material weaknesses as discussed below.

The Company has historically had limited operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by a limited number of individuals.  The parties that perform the accounting and financial reporting operations are the only parties with any significant knowledge of generally accepted accounting principles. Thus, we lack segregation of duties in the period-end financial reporting process. This lack of additional accounting/auditing staff with significant knowledge of generally accepted accounting principles in order to properly segregate duties could result in ineffective oversight and monitoring and the possibility of a misstatement within the consolidated financial statements. However, the material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's consolidated financial statements for the current reporting period.

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

CoroWare, Inc.

Dated: November 22, 2010	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer,
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)