Form 10-K/A
period 2009-12-31
CoroWare, Inc,
filed 2011-01-05
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on May 12, 2010, is to correct certain language in Item 9A-(T) Control and Procedures, evaluation of disclosure controls and procedures.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A-(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2009, Lloyd Spencer, our principal executive officer and principal financial officer evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or  submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, Lloyd Spencer in his capacity as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009. Mr. Spencer based his determination upon the untimely filing of our 10Q reports for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 as well as our untimely filing of our 10-K for the year ending December 31, 2009.

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