Form 10-K
period 2010-12-31
CoroWare, Inc,
filed 2011-04-15
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of March 31, 2011, was $194,397. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of April 13, 2011 there were 342,923,686 shares of the issuer's $.001 par value common stock outstanding.

-i-

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Annual Report on Form 10-K for the years ended December 31, 2010 and 2009 reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the CoroWare, Inc., effective April 8, 2009.

-ii-

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

-iii-

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

Employees

As of December 31, 2010, we had nineteen (19) employees composed of one (1) full time officer and CEO, one (1) full time Director of Sales, one (1) full time Finance Administrator, ten (10) full time engineers, and six (6) part time engineers.  Our employees are not represented by a union.  We consider relations with our employees to be positive and productive.

COROWARE TECHNOLOGIES, INC.

CoroWare Technologies comprises three separately managed lines of business:

CoroWare Business Solutions	IT and lab management; software architecture, design and development; content delivery; partner and program management.

Robotics and Automation	Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.

Enterprise Collaboration Solutions	Collaboration and conferencing products, solutions and subscription services.

CoroWare Business Solutions

CoroWare Business Solutions offers products, solutions, and IT consulting services that help our customers deliver high quality products, solutions and services.

Products and Solutions

In 2010, we announced two new products for the cloud service providers and enterprise customers:

•	CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems.
•
Billing Integration Framework™ for MetraTech and Vidyo, a software solution that integrates dynamic usage- and subscription-based billing from MetraTech Corp and high definition videoconferencing systems from Vidyo.

In early 2011, we announced CoroWare License Manager™, a software license management solution that offers Cloud Service Providers and on-premise software publishers the ability to remotely enable, monitor, and configure cloud-based applications using a centralized management server.

Release Management

Our program managers are experts in Microsoft's product and solution development tools and processes. CTI uses that experience to create product specifications, develop project plans, and perform security and release management audits – with the objective of helping Microsoft deliver its solutions and products efficiently, affordably and on schedule.  CTI's senior consultants design complex testing and demonstration environments using the latest Microsoft virtualization technology, ensuring rapid, scalable and low-fault deployments.

Lab Management

CTI's team of experienced hardware and software deployment engineers architect, deploy and support state-of-the-art computer lab facilities that include the latest builds of operating systems, developer tools, and servers. CTI employees currently provide lab management and systems engineering support services in three Microsoft data centers and labs.

Software Development

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

Robotics and Automation

We are a mobile robotics solutions integrator in the research community and have expertise in robotics simulation and software development.  Our CoroBot and Explorer product lines are being used by over 20 corporate and academic researchers today, and the CoroBot product line was specified in at least one Request for Proposal in 2009.

Custom Engineering

We offer custom engineering expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. We believe CTI is uniquely positioned with its knowledge of robotics simulation; Player-Stage and Robotic Operating System (ROS) running on Ubuntu Linux systems; Concurrency and Coordination Runtime (CCR) and Decentralized Software Services (DSS) running on Microsoft Windows systems; embedded systems software development; and hardware and software integration services to help its customers deliver innovative product and solutions.

Solutions and Products

In May 2007, we began shipping the CoroBot, an affordable and flexible mobile robot that was designed to minimize the complexity of robotic development. Combining a powerful PC-class platform with a robust, object-oriented software development system empowers researchers and robotics application developers to rapidly deploy and develop robotic solutions.  Some university customers are deploying CoroBots for use in various lab activities, including the development of swarm robotics applications designed to leverage groups of robots to complete complex tasks.

In June 2009, we began shipping the Explorer. With more powerful motors, larger payload capacity, articulated suspension and enclosed electronics it is suitable for indoor or outdoor usage.

 In 2010 and early 2011, we announced new features for the Explorer II platform and support for Robot Operating System, which we believe will improve our sales into the research and education market segments.

Enterprise Collaboration Solutions

Vidyo Reseller Business

In early 2009, we launched our telepresence – now referred to as Enterprise Collaboration Solutions - initiative in order to address the needs of enterprise customers with distributed business operations that are turning to new technologies to address the cost of doing business in a world that is increasingly dependent on suppliers, partners and customers worldwide.  In order to overcome these challenges, enterprise customers are looking for solutions that are demonstrably effective and operationally affordable.  As a result, small, medium and large sized businesses, including consulting companies, non-profit groups, and distance learning companies, are all giving serious consideration to purchasing affordable high definition videoconferencing solutions.

Through our partnership with Vidyo (http://www.vidyo.com), we are deploying high definition video conferencing solutions, including telepresence room systems, and offering CoroCallTM (http://www.corocall.com), an affordable high definition videoconferencing subscription service that is based on Vidyo’s technology.

CoroCall Subscription Services

As CoroWare began selling the Vidyo product line in 2009, many customers expressed a desire to mitigate capital expenditures and purchase cloud-based communication services instead.  In response to this customer demand, CoroWare announced its CoroCall HD Video Conferencing subscription service in 2009, and subsequently upgraded to support improved audio and video conferencing capabilities which are superior to many of our competitors today.

In early 2011, we expanded our range of subscription services for enterprise small business customers with the announcement of CoroCall Communications, a cloud-based Internet telephony, conferencing, and communications service. CoroCall Communications Cloud Service is a secure virtual phone system that routes incoming calls to any type of phone, at any place, and at any time. Subscribers may customize their presence with their own professional greeting, phone and fax numbers, conference calls and delivery of voice and fax messages by e-mail.

Although this business is still in its early stages of growth, we have won and are pursuing significant customer opportunities with financial consulting organizations, product development/sales companies, religious organizations, and employment recruiters.

CoroCall Product Line

In 2010, we announced our first enhanced collaboration product, CoroWare NameTag, a Windows-based application that lets desktop video conferencing users customize their webcam experience.

In early 2011, we expanded our range of products when the Company announced the early adopter release of CoroCall Communications, an Internet telephony, conferencing, and communications system.  CoroCall Communications is a standalone appliance server with features that were previously available only to large enterprises at a much higher price, offering customers an integrated Internet telephony solution that includes phone communications, high definition (HD) audio and video conferencing, and advanced call management.

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

Competitors in the mobile robotics and custom engineering marketplaces have comprised iRobot (IRBT), Adept / MobileRobots (ADEP), and privately held companies such as K-Team Mobile Robotics, RoboSoft, and Evolution Robotics.  New entrants in this marketplace include Aethon, neato robotics, Brock Technologies, and Contineo Robotics.

Competitors in the affordable telepresence market include:

Legacy videoconferencing vendors such as Polycom, Tandberg/Cisco and Lifesize/Logitech
Legacy videoconferencing service providers, such as AT&T, that deploy and support legacy equipment from Polycom, Tandberg/Cisco and Lifesize/Logitech
New entrants in affordable and modest quality videoconferencing services, such as oovoo and Nefsis

Customers

In fiscal year 2010, approximately 70% of our revenues were derived from standing contracts with Microsoft (partner management and IT professional services), MetraTech (software development and testing), and a European auto manufacturer (simulation and custom software development).

Approximately 2% of our revenues in fiscal year 2010 were generated by 8 university customers that purchased mobile robots for research and education. Our telepresence effort is in the early stages of growth and will require additional working capital to compete effectively against new entrants in this rapidly growing market.

Regulation

Our services and products are not uniquely subject to governmental or industry regulations.

Research & Development

Our research and development activities have primarily been focused on the development of software components, such as CoroWare Usage Reporter for Vidyo, and mobile robot platforms such as the CoroBot Explorer.  We intend to continue developing hardware and software products that we believe will potentially grow CoroWare's telepresence and mobile robotics products, solutions and services.

Research and development expenses from continuing operations for the years ended December 31, 2010 and 2009 were $92,959 and $87, respectively.

Products

CoroBot:

CoroBot was created to minimize the complexity of robot development. By combining a powerful PC-class platform with a robust, object-oriented software development system, the CoroBot empowers users to rapidly deploy and develop robotic solutions. The CoroBot also assists the hardware developer with additional physical mounting space, ports, sensors and communication devices.

Explorer:

Our Explorer mobile robot was created to expand on the capabilities of the CoroBot and deliver a rugged indoor/outdoor platform that can withstand environmental elements such as dirt, dust, leaf debris, sand, gravel and shallow puddles.  Extra ports and surface mounting space make Explorer a robust and expandable research robot.

Usage Reporter for Vidyo:

Our Usage Reporter for Vidyo is a Windows-based software package that analyzes detailed video conferencing call records, including the number of Vidyo rooms, ports, users, and conference call minutes.   This software product is an affordable and effective way for customers to generate video conferencing usage statistics that can be used to distribute costs and make informed purchasing decisions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 1410 Market Street, Suite 200, Kirkland, Washington 98033.  We occupy 2,988 square feet located on the second floor of a commercial office building that is composed of 9 offices, 3 conference rooms, and a reception area.

We entered into a five year term lease from August 1, 2010 to July 31, 2015, at which time our lease expires.  The lease provides that we pay the following monthly rent: (a) year one - $3,735; (b) year 2 - $3,984; (c) year 3 - $4,233; (d) year 4 - $4,482; and (e) year 5 - $4,731.

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

Our common stock is quoted on the OTCQB exchange under the symbol, “COWI”.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended December 31, 2010 and December 31, 2009.
COMMON STOCK
Year Ended December 31, 2010	High	Low
First Quarter	$0.0200	$0.2900
Second Quarter	$0.0100	$0.0400
Third Quarter	$0.0460	$0.0150
Fourth Quarter	$0.0020	$0.0195

Year Ended December 31, 2009	High	Low
First Quarter	$0.3303	$0.0300
Second Quarter	$0.5000	$0.0550
Third Quarter	$0.1790	$0.0500
Fourth Quarter	$0.2400	$0.0470

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of March 31, 2011, there were approximately 252 record holders of the Company's common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2010, we have issued and outstanding 159,666 shares of Series B Preferred Stock all of which is entitled, prior to the declaration of any dividends on common stock, to a 5% dividend, payable in either cash or common stock.  The board of directors has sole discretion to declare dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  As of December 31, 2010, $28,304 of Series B Preferred dividends had been converted into common stock.  At December 31, 2010 and 2009, there were accrued unpaid dividends of $15,969 and cumulative undeclared dividends to Preferred Series B shareholders of $31,933 and $23,949, respectively, the obligation for which is contingent on declaration by the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables set forth the information as of December 31, 2010 with respect to compensation plans under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2010
Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	-	n/a	-
2004 Stock Option Plan	-	n/a	-
2005 Stock Option Plan	38,164	$2.97	38,164
Equity Stock Compensation plan not approved by security holders:
2006 Employee Compensation Plan	n/a	n/a	-
2008 Amended Incentive Stock Plan	n/a	n/a	2,890
2008 SIP – SEC File #333-151258	n/a	n/a	-
2009 Incentive Stock Plan	n/a	n/a	374,900
Total	38,164		415,954

Stock Plans

As of December 31, 2010, CoroWare had four stock compensation plans which provided for the issuance of 206,270,000 shares to employees of CoroWare or our subsidiaries as follows:

Plan Description	Authorized Shares	Remaining Shares
2006 Employee Compensation Plan	3,333	-
2008 Incentive Stock Plan	100,000	-
2008 Amended Incentive Stock Plan	666,667	2,890
2009 Incentive Stock Plan	500,000	33,300
2010 Incentive Stock Plan (333-165768)	5,000,000	248,250
2011 Incentive Stock Plan (333-171325) (Amended)	200,000,000	179,906,500
Total	206,270,000	180,190,940

Stock Options

As of December 31, 2010, we had one active Stock Option Plan known as the 2005 Stock Option Plan. The Plan was approved by our stockholders on November 3, 2006 and authorized the issuance of 66,667 shares of common stock. The Board of Directors on December 31, 2007 cancelled options for 26,367 shares previously granted to current employees prior to that date which were exercisable at various prices and issued 26,367 options to these employees at the closing price as of December  31, 2007 or $3.00.  The number of options issued and outstanding under the 2005 plan on December 31, 2010 is 34,831.

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed by us in 2009 and any Current Reports on Form 8-K filed by us.

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

Our Enterprise Collaboration revenue is comprised of both services and products.  Enterprise Collaboration subscription service revenues are generated through the sale of CoroCallTM, a managed telepresence service.  Our contracts provide for per-minute or unlimited usage pricing.  We recognize this revenue in the period that the services or minutes are used.  Product revenues are realized partly through the sale of Vidyo’s product line, including room systems and back-end infrastructure, and partly through the sale of CoroWare telepresence products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems.  Revenues for these products are recognized upon delivery to the customer.

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

There were no options issued during the years ending December 31, 2010 and 2009.

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

Plan of Operation

CoroWare is well positioned for managed growth in Fiscal Year 2011 through continued growth of our CoroWare Business Solutions and Robotics & Automation business units, and rapid growth of our Enterprise Collaboration Solutions business unit.

The CoroWare Business Solutions business unit anticipates growing its revenues by delivering software development, IT consulting, lab management and release management professional services through its long term clients, including Microsoft and MetraTech.   As well, it anticipates growing its revenues more rapidly through the sales of products and solutions – such as CoroWare Billing Integration Framework and CoroWare License Manager - that help cloud service providers recognize revenues by delivering conferencing and application services.

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

The Enterprise Collaboration Solutions business unit plans to rapidly grow its revenues by selling a combination of services and products.  Telepresence service revenues are generated through the sale of CoroCallTM, a managed telepresence service that small, medium and large sized businesses - including consulting companies, non-profit groups, and distance learning companies – are considering as an alternative to purchasing and operating videoconferencing equipment and infrastructure.  Product revenues are being realized partly through the sale of Vidyo’s product line – including room systems and back-end infrastructure – and partly through the sale of CoroWare telepresence products, including CoroWare NameTag and CoroCall Communications appliance servers.

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

We shall be internally developing an effective investor relations program that will help the company  communicate more effectively and actively with CoroWare shareholders, and generate greater awareness of CoroWare and our services, solutions and products.

Recent Financing Transactions
None

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009:

During the year ended December 31, 2010 (the "2010 Period") revenues were $2,009,563 compared to revenues of $1,988,710 during the year ended December 31, 2009 (the "2009 Period").  Revenues in the 2010 period were flat compared to the 2009 period as customers conservatively spent on software development, video conferencing, infrastructure deployments, and mobile robotics projects.

Cost of goods sold was $1,502,230 and $1,389,041 for the 2010 Period and the 2009 Period, respectively.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.  All sales and cost of goods sold totals for 2010 and 2009 represent the operations of CoroWare.  We were able to keep our expenditures on cost of goods sold in the 2010 Period reasonably in line with our revenues, although our telepresence revenues did not keep pace with our revenues projections.

Operating expenses were $1,427,925 for the 2010 Period compared to $1,116,127 for the 2009 Period.  General and administrative expenses amounted to $954,001 during the 2010 Period compared to $879,995 for the 2009 Period, and represented mostly labor and related compensation costs, legal & professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $339,032 for the 2010 Period compared to $105,759 for the 2009 Period. The increase in sales and marketing expenses resulted from hiring sales representatives who are paid principally or solely on sales commissions.  Depreciation and amortization costs were $41,933 for the 2010 Period compared to $130,286 for the 2009 Period.

Loss from operations was $920,592 for the 2010 Period compared to $516,458 for the 2009 Period.  This decline was due to a modest increase in Cost of Goods Sold, an increase in sales and marketing expenses, and modest increase in General and Administrative expenses throughout the 2010 Period.

Other income (expense) was ($88,292) during the 2010 Period compared to ($4,682,676) in the 2009 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  The derivative income for the 2010 Period was $453,921 compared to the ($2,023,108) derivative expense for the 2009 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  The derivative income in the 2010 Period is the result of the decrease in our stock price on the measurement dates at the beginning and end of the year ($0.08 at December 31, 2009 versus $0.004 at December 31, 2010).  A decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the Monte Carlo calculation) which resulted in derivative income.  Interest expense for the 2010 Period was $624,204 compared to $2,753,840 for the 2009 Period.  This decrease in interest expense is principally a result of the amortization of debt discount on convertible debt.  The debt discount is being amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2010 Period was $1,008,884 compared to net loss of $5,199,134 for the 2009 Period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2010 (the "2010 Period") we used $84,651 net cash from operating activities versus cash used in operating activities of $440,772 for the year ended December 31, 2009 (the "2009 Period").  The increased cash from operating activities from the 2010 Period was principally the result of the company deferring expenses, the largest portion being accrued interest.

Cash flows from the Company's investing activities in the 2010 Period were $0, compared with $63,776 in the 2009 Period, which was realized from the sale of the Company's patents in 2009.

In the 2010 Period, the Company generated $81,158 in cash from financing activities.  This primarily reflects borrowings from related parties of $45,000, borrowings collaterized by receivables of $102,389, borrowings on lines of credit of $1,295 and borrowings from third parties of $80,640 offset by payment on notes payable of $101,948 and payments on related party notes of $46,218.  The Company's financing activities generated $348,347 of cash during the 2009 Period.

At December 31, 2010, we had current assets of $204,479, current liabilities of $10,106,310, negative working capital of $9,901,831 and an accumulated deficit of $25,437,969.

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

On March 20, 2008, CoroWare entered into another Securities Purchase Agreement with Yorkville under which we issued (i) 14% Secured Convertible Debentures in the aggregate principal amount of $300,000 due on March 20, 2010 and (ii) warrants to purchase 10,000,000 shares of common stock.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2010:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt	$2,292,410	$2,292,410	$-	$-	$-
Notes payable	263,133	263,133	-	-	-
Notes payable, related parties	292,812	292,812	-	-	-
Small Business Administration loan	982,450	982,450	-	-	-
Operating leases	235,305	46,065	101,094	88,146	-
Total	$4,066,110	$3,876,870	$101,094	$88,146	$-

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A-(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2010, our principal executive officer and principal financial officer evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the company's principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During 2010, the Company engaged an external consultant to assist in reviewing and improving its existing internal control over financial reporting with the intent of improving the design and operating effectiveness of controls and processes.  The Company believes that these changes have improved its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on its assessment our management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, principal executive officers and significant employees as of March 31, 2011 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	55	Chief Executive Officer, Interim Chief Financial Officer, Director, Treasurer
Jon Mandrell	48	Secretary, Director
Martin Nielson	60	Director
John Kroon	71	Chairman, Director

The principal occupations for each of our current executive officers and directors are as follows:

LLOYD T. SPENCER became our Chief Executive Office on January 28, 2008, interim Chief Financial Officer on November 17, 2008 and a member of the board of directors and Vice President since September 20, 2007.  Beginning in May 2006, Mr. Spencer has served as President and CEO of our subsidiary, CoroWare Technologies, Inc.  Beginning in October 2004, Mr. Spencer was co-founder and President of CoroWare, Inc., a Washington State private company that was acquired by Innova Holdings, Inc., which is now known as CoroWare, Inc.  From June 2002 to September 2004, Mr. Spencer was Vice President of Sales at Planet Technologies, a systems integration company based in Germantown, MD.  From November 1996 to August 2001, Mr. Spencer was Solutions Unit Manager and Group Product Manager at Microsoft in Redmond, Washington.  Prior to Microsoft, Mr. Spencer served as Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems.  He is an active contributor to the robotics community in the Seattle area through his participation in the Seattle Robotics Society.  He is also instrumental in initiating and fostering 4H robotics clubs and programs in Washington State.  Mr. Spencer received his Bachelors degree from Cornell University in 1980 with a major in Biology and Animal Science and with an emphasis in Immunogenetics.

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

JOHN C. KROON became our Director in April 2007 and became our Chairman of the Board in September 2010.  Dr. Kroon was born in the Netherlands and his family emigrated from Amsterdam to Ottawa, Canada in 1957. He is a dual citizen of the US and Canada.   He is a Life Senior Member of the Institute of Electrical & Electronics Engineers (IEEE).  Dr. Kroon began his career in 1958 in Ottawa as a Tech. and then Chemist for Eldorado Mining & Refining (now Cameco Corp.), engaged in Uranium mining and processing.  Dr. Kroon received both his B.Sc. (1966) and PhD degrees (1972) in Nuclear Physics from the University of Ottawa in Canada.  From 1971 he worked as a Research Scientist in Candu Reactor Instrumentation at Atomic Energy of Canada in Chalk River, Ontario, Canada and joined a start-up company Reuter Stokes Canada in Cambridge, Ontario in1972.  In 1974, Dr. Kroon transferred to Reuter-Stokes Electronic Components in Cleveland, Ohio as the VP of Applied Technology developing radiation sensor systems for oil-well logging, thickness gauging and in-core sensors for commercial and government nuclear reactors.  General Electric acquired Reuter-Stokes in 1984 and Dr. Kroon became the President of Reuter-Stokes in 1986.  This position led to a varied 17-year career with GE as a Senior Executive that included a 4-year assignment as President of GEFanuc Europe’s Industrial Automation Business in 1991, headquartered in Frankfurt and Luxembourg.  He became Vice-President of Corporate Strategies and Business Development in 1995 for GEFanuc North America in Charlottesville, Virginia and laid the groundwork for several acquisitions to further product diversification and top line growth.  From June 2002 to May 2004, Dr. Kroon was the President of ImageGuide, Inc., a medical device start-up company in Baltimore, Maryland.

CHARLES H. HOUSE was a member of the board of directors from January 2007, served as Chairman starting in December 2007, and resigned from the Board of Directors in September 2010.  Mr. House was asked and agreed to participate as a member of CoroWare’s Advisory Board.  Mr. House currently serves as the Executive Director for Stanford University’s MediaX program, as well as a Senior Research Scholar for Stanford’s Center for Studies in Language. Mr. House is also currently the Chairman of TII Network Technologies, Inc., a Nasdaq-listed company. He was instrumental in defining and creating the logic analysis instrumentation field, and recently led the Virtual Collaboration work for Intel’s IT Innovation Research group. Mr. House was also instrumental in establishing the Center for Information Technologies and Society at the University of California, Santa Barbara.  Earlier in his career, Mr. House led start-up activities for Hewlett-Packard that resulted in the creation of 12 business units, and also served as a start-up or turn-around leader for companies such as Veritas, Informix and Spectron MicroSystems. From 1982 to 1987, Mr. House served as Corporate Engineering Director of Hewlett-Packard. In 1988, Hewlett-Packard established the “Chuck House Productivity” annual award, CoroWare’s first-ever award named after an employee. Mr. House holds a BS degree in Engineering Physics, California Institute of Technology, 1962; MS EE, Stanford University, 1964; MA History of Science, University of Colorado, 1970; and an MBA (Strategic Studies), Western Behavioral Sciences Institute, 1985.

JON MANDRELL has been with CoroWare as Corporate Secretary and member of the board of directors since 2009. He has 17 years of management experience, from technical lead to Director.  Previously, Jon was senior firmware architect and lead for Vixel and Emulex Corporation, a producer of Fibre-Channel switches and hubs, where he was responsible for specifying processes and tools to be used on development projects, as well as managing requirements and high-level software architecture issues for products. This position involved significant customer contact supporting the sales team and assisting in closing sales.  Prior to Vixel and Emulex, Jon was project engineer and team lead at Medtronic Physio-Control Corporation. Designing the user interface and printer drivers on Physio's LifePak-12 product line, as well as many internal portions of the system, required Jon to become familiar with FDA-level requirements specifications and validation/verification activities. Before joining Medtronic Physio-Control Corporation, Jon worked as a consultant for Cyber Safe Corporation and as a software engineer for Performance Dynamics, Applied Microsystems Corporation, and Peripheral Technology Inc.  Jon has also been on the Board of Directors as Secretary to Lake Washington Human Services, a 501(c)(3) corporation based in Kirkland, Washington.  Effective April 8, 2011, Jon Mandrell resigned from his position as Corporate Secretary and from the Board of Directors. Shanna Gerrard was appointed to replace Mandrell.

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

 ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by CoroWare for years ended December 31, 2010 and 2009 to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2010 whose total compensation exceeded $100,000.
Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other Compensation	Totals
Lloyd Spencer (1)	2010	$150,000	$-	$-	$-	$-	$-	$-	$150,000
	2009	$150,000	$-	$-	$-	$-	$-	$-	$150,000
Jon Mandrell (2)	2010	$110,000	$-	$-	$-	$-	$-	$-	$110,000
	2009	$110,000	$-	$-	$-	$-	$-	$-	$110,000

Notes:

(1)  Lloyd Spencer has served as CEO since January 28, 2008 and interim CFO since November 17, 2008. Prior to that, he was Vice President of Business Development and Director. Mr. Spencer is President of our subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000.  On May 16, 2006, Mr. Spencer entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Spencer was granted 1,667 options to purchase restricted shares of CoroWare common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of CoroWare common stock.  On September 12, 2007, Mr. Spencer was granted options to purchase restricted shares of the CoroWare common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of December 31, 2010, all 5,000 of these options have vested.

(2) Jon Mandrell was appointed Corporate Secretary of CoroWare on July 2, 2008 and was appointed to the Board of Directors in March 2009.  Mr. Mandrell resigned from his position as Vice President on November 12, 2010 and from his position as Corporate Secretary and from the Board of Directors on April 8, 2011.  Mr. Mandrell worked for our subsidiary, CTI, as Director and Business Unit Manager for the Robotics and Automation team for 3 years.  On January 29, 2007, CoroWare entered into a three year employment agreement with Mr. Mandrell calling for an annual salary of $110,000.  The agreement also granted Mr. Mandrell 1,333 options to purchase restricted shares of CoroWare common stock at $51 per share.  At its September 12, 2007 meeting, our board of directors approved a reduction in the exercise price of all outstanding options to $12 per share.  On December 31, 2007 the options were again re-priced from $12 to $3.  At December 31, 2010, all of those options are vested.  On September 12, 2007, Mr. Mandrell was granted options to purchase 2,000 restricted shares of CoroWare’s common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  At December 31, 2010, all 2,000 of those options are vested.

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

Name	Number of Shares Underlying Options	% of Total Options Granted to Employees	Exercise Price	Expiration Date
Lloyd Spencer (See Note 1)	5,000	14.2%	$3.00	9/12/2017
David Hyams (see Note2)	5,000	14.2%	$3.00	9/12/2017
Jon Mandrell (See Note 3)	3,333	9.5%	$3.00	9/12/2017
Walter K. Weisel (See Note 4)	3,333	9.5%	$3.00	4/12/2015
Eugene V. Gartlan (See Note 5)	3,333	9.5%	$3.00	2/28/2018

Notes:

(1)  Lloyd Spencer has served as CEO since January 28, 2008 and interim CFO since November 17, 2008. Prior to that, he was Vice President of Business Development and Director. Mr. Spencer is President of our subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000.  On May 16, 2006, Mr. Spencer entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare, Inc.’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Spencer was granted 1,667 options to purchase restricted shares of our. common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of our common stock.  On September 12, 2007, Mr. Spencer was granted options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of December 31, 2010, all 5,000 of these options have vested.

(2) Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of the Company’s common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  On February 4, 2008 these options were converted into 1,667 share of the Company’s common stock as per a directive from our board of directors.  On September 12, 2007 Mr. Hyams was grated 5,000 options to purchase restricted shares of CoroWare common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  At December 31, 2010, all 5,000 of those options are vested.

(3) On January 29, 2007,  Mr. Mandrell entered into a 3 year employment agreement calling for an annual salary of $110,000, and was granted 1,667 options to purchase restricted shares of CoroWare common stock at a purchase price of $51, expiring in ten years, and vesting ratably over three years. Our board of directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  As of March 31, 2010, all of these options have vested.  On September 12, 2007 Mr. Mandrell was granted 2,000 options to purchase restricted shares of the Company’s common stock at $12 per share.  On December 31, 2007 the options were re-priced to $3.  At December 31, 2010, all 2,000 of those options are vested.  Mr. Mandrell resigned from his position as Vice President on November 12, 2010, but is still Corporate Secretary and a member of the Board of Directors.

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

Except as described above no other equity awards were made in 2010 and 2009 to any of the Executive Officers.

Outstanding Equity Awards at Year End

The following table sets forth information for the named executive officers regarding the number of options and stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lloyd Spencer	5,000	-	-	$3	9/2017	-	-	-	-
David Hyams	5,000	-	-	$3	9/2017	-	-	-	-

(1) These awards rest ratably over three years from the date of grant and are exercisable for ten years.

Director's Compensation

CoroWare, Inc. has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2010 and 2009 services, each director was awarded  15,000 restricted shares of our common stock.  In addition, the chairman was awarded 7,500 shares.  Only one director has received his shares for 2010 services.  A liability has been established for $5,625 for the remaining board fees that have yet to be paid.

The directors received the following common stock issuances for their service in 2010 and 2009:

Director	Restricted Common Stock Issued in 2010 for services	Value	Restricted Common Stock Issued in 2009 for 2009 & 2008 services	Value
Martin Nielson	803,592	$2,250	29,333	$1,760
Charles House	-	-	35,833	2,150
John Kroon	-	-	25,500	1,530
Total	803,592	$2,250	90,666	$5,440

Employment Agreements with Executive Officers

Currently there is an employment agreement with Lloyd Spencer, CEO and interim CFO of CoroWare, Inc., and President and CEO of CoroWare Technology, Inc.  We entered into a five year employment agreement with Mr. Spencer on May 16, 2006.  Under the terms of this agreement, Mr. Spencer is to serve as the President of CoroWare and to provide services as needed.  His salary is $150,000 per annum, of which $125,281 was deferred in 2010.  An annual bonus may be awarded at the discretion of the board of directors.  At the inception of the agreement, Mr. Spencer was awarded 16,667 stock options to purchase CoroWare, Inc. common stock at $5.40 per share.  These options vest annually over three years and terminate on the tenth anniversary of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2011 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 342,923,686 shares of common stock outstanding as of March 31, 2011. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 31, 2011 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Lloyd Spencer
18529 NE 184th Street	10,842,917	3.16%
Woodinville, WA 98072

Jon Mandrell
12208 NE 162nd Street	3,348,300	0.98%
Bothell, WA 98011

Martin Nielsen
12111 Hilltop Drive	2,317,412	0.68%
Los Altos, CA 94024

John Kroon
PO Box 3846	28,739	0.01%
Rancho Santa Fe, CA 92067

Directors and Officers as a Group (4 persons)	16,537,368	4.82%

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

We also entered into short-term debt obligations other than in the ordinary course of business.  The following table sets forth the pertinent information relating to the obligations:

Lender	Interest Rate	Original Amount of Loan	Outstanding Balance at December 31, 2010	Date of Loan	Due Date
Rick Wynns	5%	$27,500	$17,500	Jul 22, 2005	Dec 31, 2007
Rick Wynns	21%	$25,000	$25,000	Jul 27, 2010	Jan 23, 2011
Amy Spencer	18%	$50,000	$50,000	Jul 3, 2008	Dec 20, 2008
Raphael Cariou	18%	$87,900	$56,700	Jul 3–Dec 19, 2008	Various dates thru Jun 30, 2009
John Kroon	18%	$10,000	$10,000	Mar 17, 2010	Sep 13, 2010
Lloyd Spencer	18%	$223,629	$133,612	Feb 2 – Aug 14, 2009	Various dates thru Mar 16, 2010

On July 22, 2005 CoroWare borrowed $30,000 from a beneficial shareholder and then-director, Rick Wynns, and entered into a short term note requiring interest at the annual rate of 5%, maturing in six months, and principal and accrued interest are convertible into CoroWare common stock at $.15 per share. A payment of $2,500 was made during the 4th quarter of 2006.  The due date of the note was extended to December 31, 2008.  To date there have been no conversions.  In addition in October 2005 we entered into a second short-term obligation with Mr. Wynns for $30,000.  The note bears interest at 10% and matured in April 2006.  A $20,000 principal payment was made on this note in May 2006.  The due date of the note was extended to December 31, 2007.   In October 2005, we entered into a third short-term obligation with Mr. Wynns for $30,000.  This note bears interest at 10% and also matured in April 2006.  This note was also extended through December 31, 2007.  During the 4th quarter of 2010, Mr. Wynns sold $40,000 of these notes to an outside third party and then made an additional loan to the Company of $25,000 bearing interest at 21% and maturing January 23, 2011.  That note is currently in default.

In July 2008 CTI entered into a short-term debt obligation totaling $50,000 with Amy Spencer.  The entire balance of the loan plus accrued interest at 1.5% per month was due on December 20, 2008.  The note was not paid at maturity and is currently accruing late fees of 0.5% per month in addition to the interest.

During 2008, CoroWare borrowed an aggregate $62,900 from Raphael Cariou, a shareholder and employee of CoroWare.  The notes bear interest at 18% and mature on various dates beginning December 20, 2008 and running through June 30, 2009.  Cash payments of $6,200 were made during 2010.  All of the notes are currently in default and accruing late fees of 0.5% per month in addition to the interest.

During 2009, CoroWare borrowed an aggregate $223,629 from Lloyd Spencer, our CEO and a shareholder.  The notes bear interest at 18% and mature on various dates from July 2009 through March 2010.  During 2010, the Company made cash payments of $40,018 towards these loans and issued 10,000,000 shares of stock valued at $50,000.   All of the remaining notes are currently in default and accruing late fees of 0.5% per month in addition to the interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009, were $68,000 and $65,000, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for audit related fees for fiscal years 2010 and 2009 were $2,000 and $0, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2010 and 2009 were $0 and $0, respectively.

(4) All Other Fees

No other fees were paid to LBB & Associates Ltd., LLP for fiscal years 2010 and 2009.

(5) Audit Committee Policies and Procedures

The Registrant does have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by LBB & Associates Ltd., LLP for fiscal years 2010 and 2009.

(6) Audit Work Attributed to Persons Other than LBB & Associates Ltd., LLP.

Not applicable.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between CoroWare Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., CoroWare Technologies Inc. and CoroWare, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25t, 2007 (22)

10.46	Secured Convertible Debenture, dated October 25th, 2007 (22)

10.47	Redemption Warrant, dated October 25th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25th, 2007 (22)

10.49	Security Agreement, dated October 25th, 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25th, 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20th, 2008 (23)

10.57	Secured Convertible Debenture, dated March 20th, 2008 (23)

10.58	Warrant, dated March 20th, 2008 (23)

10.59	Registration Rights Agreement, dated March 20th, 2008 (23)

10.60	Security Agreement, dated November 2nd, 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29th, 2007 (23)

10.62	Amendment Agreement, dated March 20th, 2008 (23)

10.63	Amendment to Articles of Incorporation dated April 23, 2008

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

10.67	Joint Venture Agreement

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

* Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)	Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)	Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)	Incorporated by reference to the Form 10-Q filed on May 20, 2008.

(27)	Incorporated by reference to the Form S-8 filed on May 29, 2008.

(28)	Incorporated by reference to the Form S-8 filed on July 30, 2008.

(29)	Incorporated by reference to the Form 10-Q filed on August 19, 2008.

(30)	Incorporated by reference to the Form 8-K filed on November 19, 2008.

(31)	Incorporated by reference to the Form 10-Q filed on November 19, 2008.

(32)	Incorporated by reference to the Form 8-K filed on March 18, 2009.

(33)	Incorporated by reference to the Form 8-K filed on April 7, 2009.

(34)	Incorporated by reference to the Form 5 filed on May 12, 2009.

(35)	Incorporated by reference to the Form 10-K filed on May 18, 2009.

(36)	Incorporated by reference to the Form NT 10Q filed on May 18, 2009.

(37)	Incorporated by reference to the Form 10Q filed on May 20, 2009.

(38)	Incorporated by reference to the Form 8-K filed on August 7, 2009.

(39)	Incorporated by reference to the Form NT 10Q filed on August 14, 2009.

(40)	Incorporated by reference to the Form 10Q filed on August 19, 2009.

(41)	Incorporated by reference to the Form 8-K filed on August 28, 2009.

(42)	Incorporated by reference to the Form 8-K filed on October 22, 2009.

(43)	Incorporated by reference to the Form NT 10Q filed on November 16, 2009.

(44)	Incorporated by reference to the Form 10Q filed on November 23, 2009.

(45)	Incorporated by reference to the Form S-8 filed on December 16, 2009.

(46)	Incorporated by reference to the Form 8-K filed on January 10, 2010.

(47)	Incorporated by reference to the Form S-8 filed on March 29, 2010.

(48)	Incorporated by reference to the Form NT 10K filed on April 1, 2010.

(49)	Incorporated by reference to the Form 10K filed on May 12, 2010.

(50)	Incorporated by reference to the Form NT 10Q filed on May 18, 2010.

(51)	Incorporated by reference to the Form 10Q filed on May 24, 2010.

(52)	Incorporated by reference to the Form NT 10Q filed on August 17, 2010.

(53)	Incorporated by reference to the Form 10Q filed on August 23, 2010.

(54)	Incorporated by reference to the Form 8K filed on September 17, 2010.

(55)	Incorporated by reference to the Form NT 10Q filed on November 16, 2010.

(56)	Incorporated by reference to the Form 10Q filed on November 22, 2010.

(57)	Incorporated by reference to the Form SC 13G filed on December 2, 2010.

(58)	Incorporated by reference to the Form S-8 filed on December 21, 2010.

(59)	Incorporated by reference to the Form 10K/A filed on January 5, 2011.

(60)	Incorporated by reference to the Form S-8 POS filed on February 22, 2011.

(61)	Incorporated by reference to the Form NT 10K filed on April 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2011

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)	April 15, 2011
/s/ Jon Mandrell
Jon Mandrell	Corporate Secretary, Director	April 15, 2011

/s/ John Kroon
John Kroon	Chairman of the Board of Directors	April 15, 2011

/s/ Martin Nielson
Martin Nielson	Director	April 15, 2011

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010 and December 31, 2009	F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2010 and December 31, 2009	F-5 – F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and December 31, 2009	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CoroWare, Inc.
Kirkland, WA

We have audited the accompanying consolidated balance sheets of CoroWare, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoroWare, Inc. as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas

April 14, 2011

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

ASSETS
	2010	2009

Current assets:
Cash	$-	$3,493
Accounts receivable, net	188,988	189,115
Inventory	4,818	6,757
Other current assets	10,673	28,894
Total current assets	204,479	228,259

Property and equipment, net	31,391	47,395
Intangible assets, net	11,081	37,681
Other assets, net	4,731	4,815
Deferred financing costs, net	-	6,250
TOTAL ASSETS	$251,682	$324,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$124,991	$123,696
Obligations collaterized by receivables	102,389	-
Accounts payable and accrued expenses	3,811,415	2,968,131
Accrued expenses, related parties	150,536	88,438
Notes payable	263,133	357,732
Notes payable, related parties	292,812	408,229
Derivative liability	1,825,216	2,249,038
Current maturities of convertible debt, net of discount	2,292,410	2,424,391
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	260,958	274,251
Small business administration loan	982,450	989,100
Total current liabilities	10,106,310	9,883,006
Total liabilities	10,106,310	9,883,006

Commitments

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
88,590,637 and 4,506,191 shares issued and
88,589,803 and 4,505,357 outstanding at
December 31, 2010 and 2009, respectively	88,591	4,506
Additional paid-in capital	15,530,450	14,901,673
Accumulated deficit	(25,437,969)	(24,429,085)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(9,854,628)	(9,558,606)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,682	$324,400

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009

Revenues	$2,009,563	$1,988,710

Cost of revenues	1,502,230	1,389,041

Gross profit	507,333	599,669

Operating expenses:
General and administration	954,001	879,995
Sales and marketing	339,032	105,759
Research and development	92,959	87
Depreciation and amortization	41,933	130,286

Total operating expenses	1,427,925	1,116,127

Loss from operations	(920,592)	(516,458)

Other income (expense):
Gain on sale of patents	-	100,000
Interest expense	(624,204)	(2,753,840)
Derivative income (expense)	453,921	(2,023,108)
Other income	31,265	-
Gain (loss) on debt redemptions	50,726	(5,728)
Total other income (expense)	(88,292)	(4,682,676)

Net loss	$(1,008,884)	$(5,199,134)

Net loss per share:
Basic and diluted	$(0.05)	$(1.67)
Weighted average shares outstanding – Basic and diluted	22,266,735	3,108,873

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2010

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balances, December 31, 2009	4,506,191	$4,506	$14,901,673	$(24,429,085)	$(35,700)	$(9,558,606)

Common stock issued in satisfaction of payables	50,541,118	50,541	310,787	-	-	361,328
Common stock issued for services and compensation	11,432,471	11,433	130,220	-	-	141,653
Common stock issued for redemption of convertible debenture	20,360,857	20,361	162,386	-	-	182,747
Stock option expense	-	-	20,134	-	-	20,134

Common stock issued for other current assets	1,750,000	1,750	5,250	-	-	7,000

Net loss	-	-	-	(1,008,884)	-	(1,008,884)

Balances, December 31, 2010	88,590,637	$88,591	$15,530,450	$(25,437,969)	$(35,700)	$(9,854,628)

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2009

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances, December 31, 2008	2,929,176	$2,929	$14,694,361	$(19,225,572)	$(35,700)	$(4,563,982)

Common stock issued in satisfaction of payables	765,301	765	87,535	-	-	88,300
Common stock issued for services and compensation	238,494	239	21,717	-	-	21,956
Common stock issued for redemption of convertible debenture	573,220	573	45,283	-	-	45,856
Stock option expense	-	-	52,777	-	-	52,777
Cumulative effect of adopting ASC 815-40	-	-	-	(4,379)	-	(4,379)
Net loss	-	-	-	(5,199,134)	-	(5,199,134)

Balances, December 31, 2009	4,506,191	$4,506	$14,901,673	$(24,429,085)	$(35,700)	$(9,558,606)

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,008,884)	$(5,199,134)
Adjustments to reconcile net loss to cash flows from
operating activities:
Depreciation and amortization	41,933	130,286
Stock issued for services and compensation	141,653	21,956
Stock option expense	20,134	52,777
Amortization of debt discount	62,005	2,442,871
Amortization of deferred financing costs	6,250	123,922
Derivative (income) loss	(453,921)	2,023,108
(Gain) loss on debt redemptions	(50,726)	5,728
Write off of software development costs	-	35,842
Gain on sale of patents	-	(100,000)
Changes in operating assets and liabilities:
Accounts receivable, net	127	(136,319)
Inventory	1,939	(4,050)
Other current assets	25,221	(22,780)
Other assets, net	84	-
Accounts payable and accrued expenses	1,067,436	263,096
Accrued expenses, related parties	62,098	(78,075)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(84,651)	(440,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	(36,224)
Proceeds from sale of patents	-	100,000
NET CASH FLOWS FROM INVESTING ACTIVITIES	-	63,776

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from obligations collaterized by receivables	102,389	-
Net proceeds from lines of credit	1,295	94,486
Payments on notes payable	(101,948)	(5,268)
Payments on notes payable, related parties	(46,218)	(30,000)
Proceeds from notes payable	80,640	40,500
Proceeds from notes payable, related parties	45,000	248,629
NET CASH FLOWS FROM FINANCING ACTIVITIES	81,158	348,347

NET DECREASE IN CASH	(3,493)	(28,649)
Cash, beginning of year	3,493	32,142
Cash, end of year	$-	$3,493

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2010 and 2009

	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$500	$25,565

Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued for other current assets	$7,000	$-
Common stock issued in satisfaction of accounts and notes payable	$361,328	$88,300
Common stock issued for redemption of convertible debentures	$182,747	$45,856
Common stock issued in satisfaction of termination and retirement agreement	$-	$90,823

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

 COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts receivable:

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. At December 31, 2010 and December 31, 2009, no allowance was deemed necessary.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renovations, renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to ten years.

Intangible assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of the unamortized cost basis of employment contracts and customer lists.  These assets are being amortized on a straight line basis over the estimated useful live ranging from 3 to 5 years.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There were no options granted during the years ending December 31, 2010 and 2009.

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

 COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development:

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses from continuing operations for the years ended December 31, 2010 and 2009 were $92,959 and $87, respectively.

Advertising expense:

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2010 and 2009 were $14,134 and $3,377, respectively.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At December 31, 2010 and 2009, the Company’s revenues and receivables were comprised of the following customer concentrations:
	2010		2009
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	36%	61%	17%	61%
Customer 2	34%	2%	50%	5%
Customer 3	5%	0%	17%	17%

Basic and diluted loss per share:

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2010 and 2009 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2010 and 2009, there were cumulative undeclared dividends to Preferred Series B shareholders of $31,933 and $15,969, respectively, the obligation for which is contingent on declaration by the board of directors. At December 31, 2010 and 2009, there were accrued unpaid dividends of $15,969 respectively. This balance is part of accounts payable and accrued expenses.

Recent Accounting Pronouncements:

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the years ended December 31, 2010 and 2009 of $1,008,884 and $5,199,134, respectively. Because of these losses and the Company's working capital deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC (“Capefirst”), that is secured by accounts receivable that the Lender may accept and purchase from the Company. The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  At December 31, 2010 approximately $102,388 of our receivables had been factored, and $97,612 of this credit line was available for future factoring of accounts receivable invoices.

We have adopted the FASB’s amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within the Company’s balance sheet as “Trade receivables” subject to reserves for doubtful accounts, returns and other allowances. Similarly, the net liability owing to Capefirst appears as “Obligations collateralized by receivables” within the Current Liabilities section of the Company’s balance sheet. Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company’s Consolidated Statements of Cash Flows. Early adoption of this amended guidance was not permitted. Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2010 and 2009:

	2010	2009
Computer equipment	$78,634	$79,500
Furniture and fixtures	7,862	7,862
	86,496	87,362
Less: accumulated depreciation	(55,105)	(39,967)
	$31,391	$47,395

Depreciation expense for the years ended December 31, 2010 and 2009 was $15,333 and $19,624, respectively.  During the year ended December 31, 2009, the Company capitalized an additional $11,656 in software development costs.  In the third quarter of 2009, the decision was made to discontinue the software development projects and write off the costs capitalized to date.  As such, the Company wrote off capitalized software development costs of $43,903 net of accumulated amortization of $8,061 resulting in a net write off of $35,842.

 COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, which arose during the Company’s business acquisitions activities, consisted of the following at December 31, 2010 and 2009:

	2010	2009	Life
Employment contracts	$132,977	$132,977	5 Years
Customer lists	605,242	605,242	3 Years
	738,219	738,219
Less: accumulated amortization	(727,138)	(700,538)
	$11,081	$37,681

Amortization expense amounting to $26,600 and $110,662 during the years ended December 31, 2010 and 2009, respectively is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2010 and 2009:

		2010		2009

		Related Party	Other	Related Party	Other
Notes payable – Merger	6(a)	$-	$155,000	$-	$230,000
Notes payable – Shareholders	6(b)	275,312	-	376,529	-
Note payable – Third party	6(c)	-	45,000	-	45,000
Notes payable – Yorkville	6(d)	-	37,500	-	37,500
Other notes payable	6(e)	17,500	25,633	31,700	45,232
		$292,812	$263,133	$408,229	$357,732

(a)  Notes payable - Merger:

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005.  None of these warrants were exercised prior to their expiration.  This instrument is in default.  During the 4th quarter of 2010, one of these notes was sold to a third party by the original investor.  The terms of the note were changed such that the note became a convertible debenture.  See Note 9(d).

(b) Notes payable - Shareholders:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. These notes bore interest at rates ranging from 5 to 10% per annum and were due between ninety and one hundred twenty days. All of the lenders were shareholders of the Company. During the 4th quarter of 2010, the remaining $40,000 of these notes was sold to a third party by the original investor.  That third party subsequently converted those notes along with the accrued interest of $7,509 into 15,560,455 shares of common stock of the Company.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Additionally, during 2010 and 2009, the Company entered into various unsecured notes with shareholders aggregating $45,000 and $366,529, respectively.  The notes bear interest at 18% and mature at various dates through 2010.  Repayments of $106,218 ($60,000 in stock) and $30,000 were made during 2010 and 2009, respectively.  As additional consideration for entering into these notes, in 2009 the Company offered each note holder common stock in the Company equivalent to 10% of the principal balance of their note.  This was recorded as an inducement expense of $15,423 in 2009.

(c) Notes payable – Third party:

Note payable to a third party bearing interest at 5%; payable in 9 monthly installments of $5,000; matured March 2008. The note is currently in default and is accruing default interest at 18% ($21,350 through December 31, 2010).

(d)  Notes payable – Yorkville:

During August 2008, the Company entered into 2 short-term notes with Yorkville that bear interest at 18% and matured in December 2008. This transaction was recorded as an inducement expense of $3,750 during the year ended December 31, 2008. This instrument is in default.

(e) Other notes payable

Other notes payable consist of one note to a third party and five notes to related parties.  The third party note bears interest at 5% and matured December 31, 2008.  This note is in default.  The related party notes bear interest at rates ranging from 0% to 21% and mature through December 31, 2011.  All but one of these instruments are in default.

NOTE 7 – LINES OF CREDIT

The Company has numerous unsecured lines of credit with various financial institutions bearing annual interest at rates ranging from 4.75% to 27.24%.   At December 31, 2010 and 2009 the company had aggregate outstanding balances on these lines of $124,991and $123,696, respectively. These lines of credit have no collateral and are due monthly.

NOTE 8 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at December 31, 2010 and 2009 was $982,450 and $989,100, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company and the Small Business Administration reached an agreement in November 2010 whereby the Small Business Administration will accept $500 per month for 12 months.  Starting November 2011, the Company’s minimum payment will revert back to $4,813 per month. The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default.

Contractual maturities of long term debt are as follows:

For the year ending December 31,	Small business administration loan	Convertible debt (1)	Combined
2010	$982,450	$2,292,410	$3,274,860
2011	-	-	-
2012	-	-	-
2013	-	-	-
	$982,450	$2,292,410	$3,274,860

(1) Carried at face value, net of discount.  See Note 9.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 9 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at December 31, 2010 and 2009:

			2010	2009
$2,825,000 financing	9	(a)	$1,380,141	$1,556,672
$ 600,000 financing	9	(b)	600,000	582,112
$ 300,000 financing	9	(c)	300,000	285,607
$ 75,000 financing	9	(d)	12,269	-
			$2,292,410	$2,424,391

(a)  $2,825,000 Convertible debenture financing:

The Company is party to a convertible debenture with Yorkville which provided for the sale of its 14% secured convertible debentures in the aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143.

The Debenture matures on the third anniversary of the date of issuance (see Note 7 for debt maturity schedule). The holder of the Debenture may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at the lesser of $6.00 or 85% of the 30-day VWAP.  The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

Under the Purchase Agreement, the Company also issued to Yorkville five-year warrants to purchase 3,333 and 5,000 shares of Common Stock at prices equal to $150 and $300, respectively, together with three-year warrants to purchase 7,667, 6,667 and 8,333 shares of Common Stock at prices equal to $75, $195 and $225, respectively.

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
2006	$25,000	629
2007	$930,000	59,946
2008	$280,051	925,794
2009	$30,000	573,220
2010	$137,300	20,360,857

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

This convertible debenture matured in 2009 and is currently in default.  Management is working with Yorkville to develop a plan for repayment of this debt.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2010, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2011.

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

This convertible debenture matured in 2009 and is currently in default.  Management is working with Yorkville to develop a plan for repayment of this debt.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2010, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2011.

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

The Debentures mature on the second anniversary of the date of issuance. The holder of the Debentures may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $6.00.  The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.   Under the Purchase Agreement, the Company also issued to Yorkville five-year warrants to purchase 33,333 shares of Common Stock at a price equal to $6.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

This convertible debenture matured in 2010 and is currently in default.  Management is working with Yorkville to develop a plan for repayment of this debt.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2010, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2011.

(d) $75,000 Convertible debenture financing:

On December 9, 2010, the Company amended a note payable that has been outstanding from February 11, 2003.  The amended terms of the note call for a variable conversion price of 70% of the market price.  The market price is defined as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the date the conversion notice is sent by the holder.  The Debenture matured on June 27, 2003. This note remains in default.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion feature was bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instrument using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were:

Effective Term (using the estimated remaining term of the host instrument); Effective Volatility (141.39%); and Effective Risk Adjusted Yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $61,039 at inception.  The remaining $13,961 was allocated to the carrying value of the debenture. As of December 31, 2010, this note carried a discount of $53,431 which is being amortized using the effective interest method over the estimated life of 10 months.

During December 2010, the original holder of the note sold it to a third party investor with all of the terms remaining the same.  That investor subsequently converted $9,300 of the note into 3,100,000 shares valued at $9,380.

Convertible debt summary:

The following table illustrates the components of derivative liabilities at December 31, 2010:

	Note		Compound derivative	Warrant liability	Total
$2,825,000 financing	9	(a)	$1,414,222	$6	$1,414,228
$ 600,000 financing	9	(b)	366,434	6,300	372,734
$ 300,000 financing	9	(c)	-	27	27
$ 75,000 financing	9	(d)	38,227	-	38,227
			$1,818,883	$6,333	$1,825,216

The following table illustrates the components of derivative liabilities at December 31, 2009:

	Note		Compound derivative	Warrant liability	Total
$2,825,000 financing	9	(a)	$1,636,133	$657	$1,636,790
$ 600,000 financing	9	(b)	605,639	5,079	610,718
$ 300,000 financing	9	(c)	-	1,530	1,530
			$2,241,772	$7,266	$2,249,038

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2010:

Financing or other contractual arrangement:	Note		Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	9	(a)	407,468,034	8,333	407,476,367
$ 600,000 Convertible Note Financing	9	(b)	147,899,063	1,141,304	149,040,367
$ 300,000 Convertible Note Financing	9	(c)	67,490	33,333	100,823
$ 75,000 Convertible Note Financing	9	(d)	21,524,026	-	21,524,026
			576,958,613	1,182,970	578,141,583

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2009:

Financing or other contractual arrangement:	Note		Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	9	(a)	37,351,956	31,000	37,382,956
$ 600,000 Convertible Note Financing	9	(b)	12,885,935	114,130	13,000,065
$ 300,000 Convertible Note Financing	9	(c)	62,312	33,333	95,645
			50,300,203	178,463	50,478,666

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$222,738	$(39,442)	$183,296
$ 600,000 financing	-	237,984	-	237,984
$ 300,000 financing	-	1,503	-	1,503
$ 75,000 financing		22,812	(4,967)	17,845
Preferred stock, Series B		13,293	-	13,293
	$-	$498,330	$(44,409)	$453,921

	Year ended December 31, 2009
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$(1,424,512)	$(1,830)	$(1,426,342)
$ 600,000 financing	-	(536,535)	-	(536,535)
$ 300,000 financing	-	1,132	-	1,132
Preferred stock, Series B	-	(61,363)	-	(61,363)
	$-	$(2,021,278)	$(1,830)	$(2,023,108)

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Change in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

During the years ended December 31, 2010 and 2009, the company incurred gains/(losses) in conjunction with the applicable redemptions of the convertible debt of $50,726 and ($5,728), respectively.  The gain/(loss) on redemption was recorded by the Company as the difference between the fair value of the shares issued ($182,747 and $45,858 during 2010 and 2009, respectively) and the carrying value of the debt redeemed ($233,473 and $40,130 for 2010 and 2009, respectively.)

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

The current year provision for refundable Federal income tax consists of the following at December 31, 2010 and 2009:

	2010	2009
Refundable income tax attributable to:
Current operations	$360,000	$1,800,000
Less, change in valuation allowance	(360,000)	(1,800,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows at December 31, 2010 and 2009:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$8,660,000	$8,300,000
Less, valuation allowance	(8,660,000)	(8,300,000)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company had an unused net operating loss carryover approximating $25,500,000 that, subject to certain utilization limitations, is available to offset future taxable income, if any. The net operating losses expire from 2023 through 2030.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Compensation cost of $20,134 and $52,777 was recognized during the years ended December 31, 2010 and 2009, respectively, for grants under the 2005 Stock Option Plan.

During 2010 and 2009, 364 and 5,732 unvested options were forfeited by employees upon termination.

No options were issued during 2010 or 2009.

Nonemployee stock options:

During 2008 there were 3,333 options granted to nonemployees to purchase shares of the Company’s common stock at $3.  These options expire in ten years and vest immediately.

The following table summarizes stock option activity for the years ending December 31, 2010 and 2009:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2009	44,261	$11.07
Granted	-	$6.00
Forfeited	(5,733)
Exercised	-
Outstanding, December 31, 2009	38,528	$2.97

Granted	-
Forfeited	(364)	$3.00
Exercised	-
Outstanding, December 31, 2010	38,164	$2.97	6.47

Options exercisable at
December 31, 2010	38,164	$2.97	6.47

Directors’ compensation:

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2010 and 2009 services, each director is to be compensated with 15,000 shares of the Company’s restricted common stock.  In addition, the chairman is to be awarded 7,500 shares.  There were no shares awarded for committee membership. A liability has been established for $5,625 for the remaining board fees that have yet to be paid.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The directors received the following common stock issuances for their service in 2010 and 2009:

Director	Restricted Common Stock Issued in 2010 for 2009 services	Fair Value	Restricted Common Stock Issued in 2009 for 2009 & 2008 service	Fair Value
Martin Nielson	803,592	$2,250	29,333	$1,760
Charles House	-	-	35,833	2,150
John Kroon	-	-	25,500	1,530
Total	803,592	$2,250	90,666	$5,440

The following table summarizes stock based compensation for services during the years ended December 31, 2010 and 2009:

	2010		2009
	Shares	Fair Value	Shares	Fair Value
Employee salaries	6,894,000	105,452	78,564	$951
Professional fees	4,538,471	36,201	159,930	$21,005
	11,432,471	$141,653	238,494	$21,956

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

There were no shares of Series A Preferred Shares outstanding at any time during the years ended December 31, 2010 and 2009.

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

There were no conversions of Series B stock during the years ended December 31, 2010 and 2009.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $260,958 and $274,251 as of December 31, 2010 and 2009, respectively.  This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet.  Fair value adjustments of $13,292 and ($61,363) were charged to derivative income (expense) for the years ended December 31, 2010 and 2009, respectively.

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

d)  Outstanding warrants:

At December 31, 2010, the Company had the following warrants outstanding:
		Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	9(a)	07/21/06	7/21/11	8,334	$6
$ 300,000 financing	9(b)	03/19/08	3/19/13	33,333	$6
				41,667

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following table summarizes warrant activity for the years ending December 31, 2010 and 2009:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2009	64,333	$6.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2009	64,333	$6.00

Granted	-
Forfeited	(22,666)	$6.00
Exercised	-
Outstanding, December 31, 2010	41,667	$6.00	1.92

Warrants exercisable at
December 31, 2010	41,667	$6.00	1.92

e)	Reverse stock split:

All common share amounts and per share amounts in the accompanying financial statements reflect the one-for-three hundred reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 8, 2009.

NOTE 13 - COMMITMENTS

Lease Agreements:

As of May 30, 2010 and July 31, 2010, the Company ended its lease agreements with PS Business Park for the properties at 4074 148th Avenue NE and 4056 Avenue NE in Redmond, Washington.

In July 2010, we entered a into a five year term lease from August 1, 2010 to July 31, 2015, at which time our lease expires.  The lease provides that we pay the following monthly rent: (a) year one - $3,735; (b) year 2 - $3,984; (c) year 3 - $4,233; (d) year 4 - $4,482; and (e) year 5 - $4,731.

Our corporate headquarter office is located at 1410 Market Street, Suite 200, Kirkland, Washington 98033.  We occupy 2,988 square feet located on the second floor of a commercial office building that is composed of 9 offices, 3 conference rooms, and a reception area.

Future minimum rentals on non-cancelable leases are as follows:

For the year ending December 31,
2011	$46,065
2012	49,053
2013	52,041
2014	55,029
2015	33,117
$235,305

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Employment Agreements:

On May 16, 2006, Mr. Spencer entered into an employment agreement and was granted 1,667 options to purchase restricted shares of CoroWare, Inc. common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years. Our board of directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007. On February 4, 2008 these options were converted into 1,667 share of the Company’s common stock as per a directive from the Board of Directors.  On September 12, 2007, Mr. Spencer was granted 5,000 options to purchase restricted shares of our common stock at $12.  On March 31, 2007 the options were re-priced to $3.  As of March 31, 2010, all 5,000 of these options have vested.

Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of CoroWare, Inc. common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  On February 4, 2008 these options were converted into 1,667 share of our common stock as per a directive from our board of directors.  On September 12, 2007 Mr. Hyams was granted 5,000 options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  As of December 31, 2010, all 5,000 of those options are vested.

Mr. Mandrell was employed as Director and then Vice President of CoroWare, Inc. from January 29, 2007, until his resignation November 12, 2010.  Mr. Mandrell entered into an employment agreement and was granted 1,667 options to purchase restricted shares of our common stock at a purchase price of $51, expiring in ten years, and vesting ratably over three years. Our board of directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  As of December 31, 2010, all of these options have vested.  On September 12, 2007 Mr. Mandrell was granted 2,000 options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007 the options were re-priced to $3.  As of December 31, 2010, all 2,000 of those options are vested.

 Walter K. Weisel was employed as our CEO from August 25, 2004, until his resignation August 21, 2007 and from all other positions in December 2007.  On April 12, 2005, Mr. Weisel was granted 5,000 options to purchase restricted shares of our common stock at an exercise price of $30, expiring in ten years and vesting ratably over three years. Upon his termination on December 13, 2007, 3,333 of the 5,000 options had vested and remain exercisable until their termination date.

In February 2008, Mr. Gartlan was granted 10,040 shares of restricted common stock in exchange for 10,040 common stock options that were outstanding.  Subsequent to his passing, we fully vested, ten-year options to Mr. Gartlan’s surviving spouse to buy up to 3,333 restricted shares of our common stock at $3 per share.

NOTE 14- SUBSEQUENT EVENTS

The Company issued the following shares subsequent to December 31, 2010:

Shares issued for employee compensation	68,981,100
Shares issued for services and to settle outstanding accounts payable with vendors	78,851,200
Shares issued in connection with Yorkville redemptions	19,136,746
Shares issued in connection with paying down notes payable	87,364,837
254,333,883