Form 10-Q
period 2011-03-31
CoroWare, Inc,
filed 2011-06-08
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[  ] No [x ]

As of June 6, 2011 there were 631,289,576 shares of the issuer's $.001 par value common stock outstanding.

COROWARE, INC.
March 31, 2011 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable, net	118,410	188,988
Inventory	5,411	4,818
Other current assets	15,124	10,673
Total current assets	138,945	204,479

Property and equipment, net	28,391	31,391
Intangible assets, net	4,431	11,081
Other assets, net	8,619	4,731

TOTAL ASSETS	$180,386	$251,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$126,572	$124,991
Obligations collateralized by receivables	66,133	102,389
Accounts payable and accrued expenses	3,890,580	3,811,415
Accrued expenses, related parties	182,751	150,536
Notes payable	257,732	263,133
Notes payable, related parties	280,312	292,812
Derivative liability	996,886	1,825,216
Current maturities of convertible debt, net of discount	2,136,607	2,292,410
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
March 31, 2011 and December 31, 2010	212,887	260,958
Small Business Administration Loan	981,450	982,450
Total current liabilities	9,131,910	10,106,310

Long term liabilities:
Convertible debt, net of discount and current portion	106,134	-
Total liabilities	9,238,044	10,106,310

Commitments

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
347,224,535 and 88,590,637 shares issued and 347,223,701 and 88,589,803 outstanding at March 31, 2011 and
December 31, 2010, respectively	347,224	88,591
Additional paid-in capital	15,679,177	15,530,450
Accumulated deficit	(25,048,359)	(25,437,969)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(9,057,658)	(9,854,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$180,386	$251,682

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2011 and 2010 (Unaudited)
	2011	2010

Revenues	$370,504	$545,809
Cost of revenues	262,314	440,436
Gross profit	108,190	105,373

Operating expenses:
General and administrative	324,452	221,777
Sales and marketing	78,673	30,714
Research & development	45,739	-
Depreciation and amortization	9,650	10,250
Total operating expenses	458,514	262,741

Loss from operations	(350,324)	(157,368)

Other income (expense):
Derivative income	899,569	936,711
Interest expense, net	(175,097)	(277,381)
Gain on debt redemptions	15,462	21,958
Total other income	739,934	681,288

Net income	$389,610	$523,920

Net income per share:
Basic	$0. 00	$0.08
Diluted	$0.00	$0.07
Weighted average shares outstanding:
Basic	205,664,039	6,894,901
Diluted	1,580,035,894	7,157,401

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$389,610	$523,920
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	9,650	10,250
Stock option expense	-	7,043
Amortization of debt discount	21,575	59,444
Amortization of deferred financing costs	1,112	6,250
Derivative income	(899,569)	(936,711)
Gain on debt redemptions	(15,462)	(21,958)
Common stock issued for services	3,300	33,822
(Gain) loss on settlement of liabilities with stock	75,134	(12,798)
Gain on partial settlement of mortgage note	-	(6,650)
Changes in operating assets and liabilities:
Accounts receivable, net	70,578	59,699
Other current assets, net	(5,044)	15,865
Accounts payable and accrued expenses	304,826	274,369
Accrued expenses, related parties	30,657	28,562
NET CASH FLOWS FROM OPERATING ACTIVITIES	(13,633)	41,107

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Obligations collateralized by receivables	(36,256)	-
Proceeds from lines of credit, net	1,581	984
Payments on notes payable	(8,692)	(40,000)
Payments on notes payable, related parties	-	(5,097)
Payments on long-term debt	(1,000)	-
Proceeds from convertible debentures, net of financing costs	43,000	-
Proceeds from notes payable	15,000	-
Proceeds from notes payable, related party	-	20,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	13,633	(24,113)

NET INCREASE IN CASH	-	16,994
Cash, beginning of period	-	3,493
Cash, end of period	$-	$20,487

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$79,056	$69,965
Common stock issued in satisfaction of accrued liabilities	$246,401	$67,713
Common stock issued in satisfaction of note payable	$78,604	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CoroWare, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2010.  The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc.  Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc., Robotic Workspace Technologies, Inc., and Robotics Software Service, Inc. (herein referred to as the “Subsidiaries”).  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2010 as reported in Form 10-K have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has loss from operations for the three months ended March 31, 2011 of $350,324.  Because of these losses, the current working capital deficit, and the projection of additional losses for the remainder of 2011, the Company will require additional working capital to develop its business operations.

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

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

In March 2010, the Company entered into an accounts receivable factoring arrangement with Capefirst Funding, LLC. (“Capefirst”).  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  At March 31, 2011, approximately $66,133 of our receivables had been factored.

NOTE 5 – NOTES PAYABLE

On March 15, 2011, the Company entered into a $15,000 note payable with an unrelated third party.  The note bears interest at18.99% through maturity at March 25, 2011 with default interest of 28.99%.  The note is secured by a security interest in substantially all assets of the Company.

During the quarter ended March 31, 2011, notes payable and accrued interest aggregating $78,604 were converted into 73,364,837 shares of common stock of the Company.

NOTE 6 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:
	March 31, 2011	December 31, 2010
$2,825,000 financing	$1,212,997	$1,380,141
March 18, 2011 modification (a)	106,134	-
$ 600,000 financing	600,000	600,000
$ 300,000 financing	300,000	300,000
$ 75,000 financing	7,788	12,269
$ 27,500 financing (b)	4,297	-
$ 10,750 financing (c)	2,004	-
$ 9,750 financing (d)	9,521	-
	$2,242,741	$2,292,410
Total unamortized debt discount was $300,809 and $62,731 for the period ended March 31, 2011 and the year ended December 31, 2010.

(a)	March 18, 2011 modification

As discussed in the December 31, 2010 10K, Yorkville Advisors transferred a 46.3% portion of Tranche 1 of the $2,825,000 debenture to a third party effective December 31, 2010.  The assignment aggregated $568,263, representing $341,123 of unpaid principal and $227,140 of accrued interest.  At that time, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  On March 18, 2011, the third party debt holder that received the 46.3% share modified the terms of the debenture such that the interest rate was lowered from 14% to 5% and the maturity date was extended until March 18, 2013.  Simultaneously, the conversion rate on the debenture was modified from 85% of the 30 day Volume Weighted Average Price (“VWAP”) to 65% of the 30 day VWAP.

The modification was analyzed in accordance with current accounting standards and was determined not to be a troubled debt restricting or an extinguishment of debt.  As such, it was accounted for as a modification and no gain or loss was recognized on the transaction.  A debt discount of $236,779 was recognized for the difference in the fair value of the embedded conversion feature before and after the modification date.  A new effective rate was calculated for the new debenture and the related debt discount is being amortized using the effective interest rate over the new 2 year term of the underlying loan.  Amortization for the period ended March 31, 2011 was $2,397.

On March 21, 2011, this third party transferred 50% of his ownership interest in this debenture to another unrelated party.  The terms of the debenture did not change with that transfer.  As such, this transfer was also considered an assignment between debt holders and did not have an accounting impact on the Company.  No conversions were made on either of these debentures during the quarter ending March 31, 2011.

With the extension of the maturity date, this note is not longer in default and has been reclassified to long-term liabilities on the face of the accompanying balance sheets.   The remaining financings with Yorkville have matured and are currently in default.  As such, all amounts of unpaid principal and interest are due and payable.

(b)	$27,500 financing

On February 1, 2011, the Company consummated a Securities Purchase Agreement with an unrelated third party for the sale by the Company of its 8% secured convertible debentures in the aggregate principal amount of $27,500, net of deferred financing costs of $2,500.

The debenture matures on the November 3, 2011, nine months from the date of issuance. The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 51% of the market price, which is defined as the lowest 3 trading prices for the Company’s common stock during the 10 trading days prior to conversion.  The Company's obligations under the purchase agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (145.01% - 130.17%); and effective risk adjusted yield (12.5%).  as a result of these estimates, the valuation model resulted in a compound derivative balance of $36,729 at inception.  Derivative expense of $9,229 was recognized at inception.

(c)	$10,750 financing

On January 28, 2011, the Company consummated a Secured Convertible Promissory Note with an unrelated third party for $10,750, net of deferred financing costs of $2,500.

The debenture matures on the July 28, 2011, six months from the date of issuance. The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the fair market value, but not to exceed $0.05/share or be less than $0.0001/share.  Fair market value is defined as the lower of i) the closing bid price for the date immediately preceding the date of conversion (excluding trades that are not arms-length) or ii) the average of last 5 trading days volume weighted average price.  The Company's obligations under the convertible promissory note are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (155.39% - 117.57%); and effective risk adjusted yield (12.5%).  as a result of these estimates, the valuation model resulted in a compound derivative balance of $12,369 at inception.  Derivative expense of $1,619 was recognized at inception.

(d)	$9,750 financing

On February 3, 2011, the Company consummated an unsecured convertible promissory note with an unrelated third party for $9,750.

The debenture matured February 18, 2011, two weeks from the date of issuance. The note is currently in default.  The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 85% of the 5 day average closing price using the 5 trading days prior to the conversion date.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (155.39% - 117.57%); and effective risk adjusted yield (12.5%).  as a result of these estimates, the valuation model resulted in a compound derivative balance of $3,491 at inception.  The remaining balance of $6,259 was allocated to the carrying value of the debenture.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended March 31, 2011
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$602,113	$(11,093)	$591,020
March 18, 2011 modification	-	135,040	-	135,040
$ 600,000 financing	-	157,233		157,233
$ 300,000 financing	-	26	-	26
$ 75,000 financing	-	(2,634)	(17,127)	(19,761)
$ 27,500 financing	(9,229)	(586)	-	(9,815)
$ 10,750 financing	(1,619)	3,040	-	1,421
$ 9,750 financing	-	(3,666)	-	(3,666)
Preferred stock, Series B	-	48,071	-	48,071
	$(10,848)	$938,637	$(28,220)	$899,569

	Three Months ended March 31, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$666,182	$(21,703)	$644,479
$ 600,000 financing	-	217,412	-	217,412
$ 300,000 financing	-	597	-	597
Preferred stock, Series B	-	74,223	-	74,223
	$-	$958,414	$(21,703)	$936,711

The following table illustrates the components of derivative liabilities:

	As of March 31, 2011
	Compound Derivative	Warrant Liability	Total
$2,825,000 financing	$442,906	$6	$442,912
March 18, 2011 modification	243,802	-	243,802
$ 600,000 financing	213,251	2,250	215,501
$ 300,000 financing	-	1	1
$ 75,000 financing	40,870	-	40,870
$ 27,500 financing	37,315	-	37,315
$ 10,750 financing	9,329	-	9,329
$ 9,750 financing	7,156	-	7,156
	$994,629	$2,257	$996,886

	As of December 31, 2010
	Compound Derivative	Warrant Liability	Total
$2,825,000 financing	$1,414,222	$6	$1,414,228
$ 600,000 financing	366,434	6,300	372,734
$ 300,000 financing	-	27	27
$ 75,000 financing	38,227	-	38,227
	$1,818,883	$6,333	$1,825,216

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2011:
Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Convertible note financing	2,214,527,782	8,333	2,214,536,115
March 18, 2011 modification	812,672,113	-	812,672,113
$ 600,000 Convertible note financing	982,721,461	7,500,000	990,221,461
$ 300,000 Convertible note financing	70,942	33,333	104,275
$ 75,000 Convertible note financing	113,843,226	-	113,843,226
$ 27,500 Convertible note financing	91,011,729	-	91,011,729
$ 10,750 Convertible note financing	27,849,127	-	27,849,127
$ 9,750 Convertible note financing	17,369,946	-	17,369,946
	4,260,066,326	7,541,666	4,267,607,992

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

During the three months ended March 31, 2011 conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Shares Issued	Gain Recorded

$2,825,000 Convertible note financing	$34,700	19,136,746	$14,496
$ 75,000 Convertible note financing	20,290	21,500,000	966
	$54,990	40,636,746	$15,462

As noted above, a portion of the $2,825,000 convertible note financing is in default in addition to the $600,000 and $300,000 convertible note financings.   However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculations.

NOTE 7 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2010	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2011	38,164	$2.97
Exercisable at March 31, 2011	38,164	$2.97

b)	Outstanding warrants:

At March 31, 2011, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	07/21/06	07/21/11	8,333	$6.00
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00
			41,666

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the three month period ended March 31:
	2011		2010
	Shares	Value	Shares	Value
Employee compensation	1,000,000	$3,300	509,600	$20,006
Professional fees	-	-	337,118	$13,816
	1,000,000	$3,300	846,718	$33,822

The following table summarizes other common stock issued during the three month period ended March 31:

	2011		2010
	Shares	Value	Shares	Value
Satisfaction of payables	143,631,315	$246,401	1,890,180	$67,713
Redemption of convertible debenture	40,636,746	79,056	2,002,365	69,965
Notes payable	73,364,837	78,604	-	-
	257,632,898	$404,061	3,892,545	$137,678

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

At March 31, 2011 and December 31, 2010, there were cumulative undeclared dividends to Preferred Series B shareholders of $33,929 and $31,933, respectively, the obligation for which is contingent on declaration by the board of directors.

NOTE 8 – RELATED PARTY TRANSACTONS

During the period ended March 31, 2011, a related party note holder sold the $17,500 remaining balance of his note to an unrelated party.

NOTE 9 – COMMITMENTS

The Company leases its principal operating facilitates in Kirkland, Washington under a 5 year operating lease which provides for monthly payments of $3,735 with a built in annual escalation clause increasing monthly rent by $249 at each anniversary date.

Future non-cancelable minimum lease payments are as follows:

Years Ending December 31,
2011	27,390
2012	49,053
2013	52,041
2014	55,029
2015	33,117
$216,630

NOTE 10 – SUBSEQUENT EVENTS

(1)	Assignment of Convertible Note:

On April 12, 2011, Yorkville assigned a portion of the $2,825,000 convertible note financing to an unrelated third party.  The assignment aggregated $885,710, representing $567,200 of unpaid principal and $318,510 of accrued interest.  The terms and conditions of the note did not change.

(2)	Stock Issuances:

The Company issued the following shares subsequent to March 31, 2011:

Shares issued for employee compensation	21,602,600
Shares issued for in satisfaction of payables	7,860,100
Shares issued in connection with redemptions of convertible debentures	254,603,175
284,065,875

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010:

During the three-month period ended March 31, 2011 (the "2011 Period") revenues were $370,504 compared to revenues of $545,809 during the three-month period ended March 31, 2010 (the "2010 Period").  Our revenues decreased compared to the previous year as customers continued to defer purchases of videoconferencing services, infrastructure and room systems; and delayed spending on software development services for billing integration, custom engineering, and IT consulting projects.

Cost of revenues was $262,314 for the 2011 Period compared to $440,436 for the 2010 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2011 revenues amounted to $108,190 (29% gross profit percentage) compared to $105,373 (19% gross profit percentage) for the 2010 Period.  The improved gross profit percentage resulted from our increased focus on software development and program management services in new technology areas such as operational business intelligence.

Research and development was $45,739 for the 2011 Period compared to $0 in the 2010 Period.  The increased research and development investment resulted from our software development and testing initiatives, including CoroCall Communications Cloud Service and CoroWare Billing Integration Framework for MetraTech and FreeSwitch.

Operating expenses were $458,514 during the 2011 Period compared to $262,741 during the 2010 Period.  Sales and marketing were higher in the 2011 Period as the Company continued to invest in sales and marketing initiatives to help increase major account sales of CoroCall and CoroWare’s telepresence product sales in the coming months.  The increase in General and Administrative operating expenses was primarily attributable to the inclusion of SEC legal, document preparation, and filing fees.  Loss from operations was $350,324 during the 2011 Period compared to $157,368 in the 2010 Period.

Total other income was $739,934 during the 2011 Period compared to $681,288 in the 2010 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative income in the 2011 Period was $899,569 compared to derivative income of $936,711 in the 2010 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  The derivative income in the 2011 Period is the result of a decreased share price ($.0038 at December 31, 2011 versus $0.0007 at March 31, 2011) and a relatively consistent share price volatility (140% at March 31, 2011 versus 141% at December 31, 2010).  The derivative income in the 2010 Period was related to a decreased share price at the measurement dates ($0.028 at March 31, 2010 versus $0.08 at December 31, 2009) with volatility increasing from 488.23% at December 31, 2009 to 514.90% at March 31, 2010.  Interest expense for the three month 2011 Period is $175,097 compared to $277,381 for the three month 2010 Period.  The decrease in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.  The debt discount associated with the $300,000 financing finished amortizing in the first quarter of 2010.

Net income for the 2011 Period was $389,610 compared to net income of $523,920 for the 2010 Period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had current assets of $138,945, current liabilities of $9,131,910, negative working capital of $8,992,965 and an accumulated deficit of $25,048,359.  For the three months ending March 31, 2011, we had net cash flows from operating activities of ($13,633) and net cash flows from financing activities of $13,633.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2010:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,292,410	$2,292,410	$-	$-	$-
Notes payable	263,133	263,133	-	-	-
Notes payable, related parties	292,812	292,812	-	-	-
Operating leases	235,305	46,065	101,094	88,146	-
Long –term debt	982,450	982,450	-	-	-
Total	$4,066,110	$3,876,870	$101,094	$88,146	$-

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.4

ITEM 4. CONTROLS AND PROCEDURES

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

(c)
At March 31, 2011, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC.  Yorkville currently holds $390,628 of the first tranche, $567,200 of the second tranche and $103,100 of the third tranche.  The remainder of the first tranche was assigned to a third party who amended the terms in March 2011 extending the maturity date to March 2013.  The first tranche of this debenture was issued on July 21, 2006 in the original principal amount of $1,250,000, the second tranche was issued on August 21, 2006 in the original principal amount of $575,000 and the third tranche was issued on December 7, 2006 in the original principal amount of $1,000,000.  The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of March 31, 2011, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of March 31, 2011, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

ITEM 4. REMOVED AND RESERVED

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

CoroWare, Inc.

Dated: June 7, 2011	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)