Form 10-Q
period 2011-06-30
CoroWare, Inc,
filed 2011-08-19
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended  June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 000-33231

COROWARE, INC.
 (EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

Delaware	95-4868120
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1410 Market Street, Suite 200 Kirkland, WA 98033
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 (800) 641-2676
(ISSUER REGISTRANT TELEPHONE NUMBER)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 14, 2011 there were 796,117,874 shares of the issuer's $.001 par value common stock outstanding.

COROWARE, INC.
June 30, 2011 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$19,310	$-
Accounts receivable, net	180,798	188,988
Inventory	7,582	4,818
Other current assets	10,000	10,673
Total current assets	217,690	204,479

Property and equipment, net	25,391	31,391
Intangible assets, net	-	11,081
Other assets, net	10,649	4,731

TOTAL ASSETS	$253,730	$251,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$125,135	$124,991
Obligations collateralized by receivables	66,365	102,389
Accounts payable and accrued expenses	4,100,332	3,811,415
Accrued expenses, related parties	109,698	150,536
Notes payable	202,732	263,133
Notes payable, related parties	222,196	292,812
Derivative liability	2,645,004	1,825,216
Current maturities of convertible debt, net of discount	2,073,773	2,292,410
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
June 30, 2011 and December 31, 2010	127,732	260,958
Small Business Administration Loan	980,450	982,450
Total current liabilities	10,653,417	10,106,310

Long term liabilities:
Convertible debt, net of discount and current portion	109,407	-
Total liabilities	10,762,824	10,106,310

Commitments

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
762,784,541 and 88,590,637 shares issued and 762,783,707 and 88,589,803 outstanding at June 30, 2011 and
December 31, 2010, respectively	762,785	88,591
Additional paid-in capital	15,464,407	15,530,450
Accumulated deficit	(26,700,586)	(25,437,969)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(10,509,094)	(9,854,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253,730	$251,682

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$517,765	$632,813	$888,269	$1,178,622
Cost of revenues	297,088	496,464	559,402	932,876
Gross profit	220,677	136,349	328,867	245,746
Operating expenses:
General and administrative	226,109	261,514	475,495	502,739
Sales and marketing	103,825	64,409	182,498	95,123
Research and development	40,451	31,783	86,190	35,807
Depreciation and amortization	7,431	10,550	17,081	20,800
Total operating expenses	377,816	368,256	761,264	654,469

Loss from operations	(157,139)	(231,907)	(432,397)	(408,723)

Other income (expense):
Derivative income (expense)	(1,359,527)	63,731	(459,958)	1,000,442
Interest expense, net	(193,985)	(140,173)	(369,082)	(417,554)
Other income	-	30,156	-	30,156
Gain (Loss) on settlement of liabilities and mortgage note	(1,449)	(6,222)	(76,583)	13,226
Gain on convertible debt redemptions	59,941	10,602	75,403	32,560
Total other income (expense)	(1,495,020)	(41,906)	(830,220)	658,830

Net income (loss)	$(1,652,159)	$(273,813)	$(1,262,617)	$250,107

Net income (loss) loss per share:
Basic	$(0.00)	$(0.02)	$(0.00)	$0.02
Diluted	$(0.00)	$(0.02)	$(0.00)	$0.01
Weighted average shares outstanding:
Basic	503,512,726	14,399,307	350,833,166	10,641,039

Diluted	503,512,726	14,399,307	350,833,166	27,403,874

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,262,617)	$250,107
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	17,081	20,800
Stock option expense	-	14,086
Amortization of debt discount	116,928	59,444
Amortization of deferred financing costs	3,083	6,250
Derivative (income) expense	459,958	(1,000,442)
Gain on convertible debt redemptions	(75,403)	(32,560)
Common stock issued for services	3,300	89,584
(Gain) loss on settlement of liabilities with stock	76,583	(6,576)
Gain on partial settlement of mortgage note	-	(6,650)
Changes in operating assets and liabilities:
Accounts receivable, net	8,190	10,069
Other current assets, net	(3,091)	21,194
Accounts payable and accrued expenses	636,440	628,500
Accrued expenses, related parties	(8,155)	10,087
NET CASH FLOWS FROM OPERATING ACTIVITIES	(27,703)	63,893

CASH FLOWS FROM FINANCING ACTIVITIES
Obligations collateralized by receivables	(36,024)	-
Proceeds from lines of credit, net	144	2,524
Payments on notes payable	(8,692)	(40,000)
Payments on notes payable, related parties	(1,415)	(25,236)
Payments on long-term debt	(2,000)	-
Proceeds from convertible debentures, net of financing costs	80,000	-
Proceeds from notes payable	15,000	-
Proceeds from notes payable, related party	-	20,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	47,013	(42,712)

NET INCREASE IN CASH	19,310	21,181
Cash, beginning of period	-	3,493
Cash, end of period	$19,310	$24,674

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$324,003	$101,609
Common stock issued in satisfaction of accrued liabilities	$280,851	$139,461

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events

The Company evaluated events occurring between the end of the current period and the date these financial statements were issued for potential subsequent event disclosures.

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has loss from operations for the six months ended June 30, 2011 of $432,397.  Because of these losses, the current working capital deficit, and the projection of additional losses for the remainder of 2011, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of public offerings and/or related party financings.

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

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

In March 2010, the Company entered into an accounts receivable factoring arrangement with Capefirst Funding, LLC. (“Capefirst”).  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  At June 30, 2011, approximately $66,365 of our receivables had been factored.

NOTE 5 – NOTES PAYABLE

During the second quarter of 2011, a holder of note payable sold his $25,000 note to a third party.  The note was restated as a convertible debenture.  See discussion in Note 6 below.

During the second quarter, a holder of a note payable sold his note payable and accrued interest, aggregating $65,000, to a third party.  The note was restated as a convertible debenture.  See discussion in Note 6 below.

NOTE 6 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

	June 30, 2011	December 31, 2010
$2,825,000 Yorkville financing (a)	$478,258	$1,380,141
$ 600,000 Yorkville financing	600,000	600,000
$ 300,000 Yorkville financing	300,000	300,000
$ 75,000 Collins financing	11,954	12,269
$ 27,500 Asher financing (b)	9,316	-
$ 10,750 Barclay financing (c)	10,750	-
$ 9,750 Mackie financing (d)	9,750	-
$ 170,562 Ratzker financing (e)	59,917	-
$ 67,042 Harvey financing (f)	43,415	-
$ 89,383 Cariou financing (g)	53,887	-
$ 10,000 Tangiers financing (i)	5,128	-
$ 15,000 Tangiers financing (j)	5,808	-
$ 65,000 Panache financing (k)	6,692	-
$ 15,000 Panache financing (l)	1,497	-
$ 567,200 Westmount financing (m)	537,318	-
$ 170,561 Redwood financing (n)	49,490	-
	2,183,180	2,292,410
Less: Current portion of convertible debt	(2,073,773)	(2,292,410)
Long term portion of convertible debt	$109,407	$-

(a)	$2,825,000 Yorkville financing:

On December 31, 2010, Yorkville assigned 46.3% of Tranche 1 of its $2,825,000 debenture (aggregating $341,123 principal and $227,140 interest) to an unrelated third party (“Ratzker”).  See discussion below in Note 6(e).  On April 12, 2011, Yorkville assigned 100% of Tranche 2 of its $2,825,000 debenture (aggregating $567,200 in principal and $317,510 in interest) to an unrelated third party (“Westmount”).  See discussion below in Note 6(m).

Yorkville maintains face value of debt aggregating $478,258 which represents the remaining 53.7% of Tranche 1 and 100% of Tranche 3 of $395,628 and $82,630, respectively.  During the three month period ending June 30, 2011, Yorkville converted $15,470 of principal from Tranche 3 into 36,400,000 shares of common stock.

(b)	$27,500 Asher financing:

On February 1, 2011, the Company consummated an unsecured Securities Purchase Agreement with an unrelated third party for the sale by the Company of its 8% secured convertible debentures in the aggregate principal amount of $27,500, net of deferred financing costs of $2,500.

The debenture matures on November 3, 2011, nine months from the date of issuance. The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 51% of the market price, which is defined as the lowest 3 trading prices for the Company’s common stock during the 10 trading days prior to conversion.

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

(c)	$10,750 Barclay financing:

On January 28, 2011, the Company consummated an unsecured convertible promissory note with an unrelated third party for $10,750, net of deferred financing costs of $2,500.

The debenture matured on July 28, 2011and is currently in default.  The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the fair market value, but not to exceed $0.05/share or be less than $0.0001/share.  Fair market value is defined as the lower of i) the closing bid price for the date immediately preceding the date of conversion (excluding trades that are not arms-length) or ii) the average of last 5 trading days volume weighted average price.  The Company's obligations under the convertible promissory note are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

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

(d)	$9,750 Mackie financing:

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

(e)	$ 170,562 Ratzker financing:

Yorkville Advisors transferred a 46.3% portion of Tranche 1 of the $2,825,000 debenture to a third party (“Ratzker”) effective December 31, 2010.  The assignment aggregated $568,263, representing $341,123 of unpaid principal and $227,140 of accrued interest.  At that time, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  On March 18, 2011, Ratzker modified the terms of the debenture such that the interest rate was lowered from 14% to 5% and the maturity date was extended until March 18, 2013.  Simultaneously, the conversion rate on the debenture was modified from 85% of the 30 day Volume Weighted Average Price (“VWAP”) to 65% of the 30 day VWAP.

The modification was analyzed in accordance with current accounting standards and was determined not to be a troubled debt restricting or an extinguishment of debt.  As such, it was accounted for as a modification and no gain or loss was recognized on the transaction.  A debt discount of $236,779 was recognized for the difference in the fair value of the embedded conversion feature before and after the modification date.  A new effective rate was calculated for the new debenture and the related debt discount is being amortized using the effective interest rate over the new 2 year term of the underlying loan.  Amortization for the three month period ended June 30, 2011 was $9,256.

On March 21, 2011, this third party transferred 50% of his ownership interest in this debenture to another unrelated party (“Redwood”).  The terms of the debenture did not change with that transfer.  As such, this transfer was also considered an assignment between debt holders and did not have an accounting impact on the Company.  See discussion below in Note 6(m) for Redwood financing.  No conversions were made on the Ratzker debenture during the quarter ending June 30, 2011.

With the extension of the maturity date, this debenture is no longer in default and has been reclassified to long-term liabilities on the accompanying balance sheet.

(f)	$67,042 Harvey financing:

On April 2, 2011, the Company entered into an unsecured convertible promissory note with a vendor.  The vendor converted $67,042 of outstanding payables into this convertible note. The note calls for interest at 10% through the maturity date of May 2, 2011 and default interest at 15% thereafter.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to the average closing bid price for the 5 trading days prior to, but not including, the conversion date.  The number of shares of common stock to be issued upon each conversion shall be determined by dividing that portion of the principal to be converted by the conversion price then multiplying by 115%.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $30,011 at inception.

(g)	$89,383 Cariou financing:

On April 4, 2011, the Company entered into unsecured convertible promissory note with an employee.  The employee converted $56,700 of outstanding principal on related party notes payable and $32,683 of accrued interest into this convertible note.  The note calls for interest at 10% through the maturity date of May 4, 2011 and default interest at 15% thereafter.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to the average closing bid price for the 5 trading days prior to, but not including, the conversion date.  The number of shares of common stock to be issued upon each conversion shall be determined by dividing that portion of the principal to be converted by the conversion price then multiplying by 115%.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $44,720 at inception.

(h)	$25,000 Tangiers financing:

In May and June 2011, an unrelated third party (“Tangiers”) purchased a $25,000 note payable from one of CoroWare’s note holders.  The transaction was completed in 2 Tranches of $10,000 and $15,000.  The terms of the note were changed such that the conversion rate was changed from a fixed $1 per share to a variable rate of 65% of the lowest trading price during the 7 days prior to conversion.  The interest rate was changed from 8% to 10% and the maturity date was extended from June 2003 to March 19, 2012, thus taking the note out of default.

The modification was analyzed in accordance with current accounting standards and was determined not to be a troubled debt restricting but rather an extinguishment of debt as there was a substantial difference in terms on the new debt.  As the old debt was being carried at face value, there was no gain or loss recognized on the extinguishment.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $11,662 and $10,800, respectively, at inception for the $10,000 tranche and the $15,000 tranche.

During the three months ended June 30, 2011, the entire $25,000 was converted into 96,153,846 shares of CoroWare common stock.  CoroWare recognized a loss of $16,923 and $13,846, respectively, on the conversion of the $10,000 tranche and the $15,000 tranche.

(i)	$10,000 Tangiers financing:

On May 16, 2011, the Company entered into a $10,000 Convertible Note Agreement with an unrelated third party (“Tangiers”).  The note calls for interest at 10% through the maturity date of May 16, 2012 and default interest at 20% thereafter.  Loan fees of $1,300 were withheld at closing.  These have been classified as deferred finance costs and are being amortized over the term of the loan on a straight line basis.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 65% of the lowest trading price in the 7 days prior to the conversion date. Upon default, the conversion price changes to 40% of the lowest trading price in the 7 days prior to the conversion date.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $5,877 at inception.

(j)	$15,000 Tangiers financing:

On June 10, 2011, the Company entered into a $15,000 Convertible Note Agreement with an unrelated third party (“Tangiers”).  The note calls for interest at 10% through the maturity date of May 16, 2012 and default interest at 20% thereafter.  Loan fees of $1,300 were withheld at closing.  These have been classified as deferred finance costs and are being amortized over the term of the loan on a straight line basis.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 65% of the lowest trading price in the 7 days prior to the conversion date. Upon default, the conversion price changes to 40% of the lowest trading price in the 7 days prior to the conversion date.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $10,800 at inception.

(k)	$65,000 Panache financing:

On June 2, 2011, an unrelated third party (“Panache”) purchased an aggregate $65,000 (representing $30,000 of outstanding principal and $35,000 accrued interest) from one of CoroWare’s note holders.  The terms of the note were changed such that the conversion rate was changed from a fixed $1 per share to a variable rate of an agreed to discount to market not to fall below a 50% discount to the average of the 3 lowest trading prices during the 20 days prior to conversion.  The interest rate was changed from 8% to 15% and the maturity date was extended from June 2003 to June 1, 2012, thus taking the note out of default.

The modification was analyzed in accordance with current accounting standards and was determined not to be a troubled debt restricting but rather an extinguishment of debt as there was a substantial difference in terms on the new debt.  As the old debt was being carried at face value, there was no gain or loss recognized on the extinguishment.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $100,880 at inception.  Derivative expense of $35,880 was recognized at inception.

During the three months ending June 30, 2011, Panache converted $8,400 of principal into 42,000,000 shares of CoroWare common stock.

(l)	$15,000 Panache financing:

On April 2, 2011, the Company entered into a $15,000 Convertible Note Agreement with an unrelated third party (“Panache”).  The note calls for interest at 8% through the maturity date of June 29, 2012.  The note can be renewed for an additional 10 years under 6 month extensions at $100 per extension.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to an agreed to discount to market not to fall below a 15% discount to the average of the 3 lowest trading prices during the 20 days prior to conversion.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination, including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $13,500 at inception.

(m)	$567,200 Westmount financing:

On April 12, 2011, Yorkville assigned 100% of Tranche 2 of its $2,825,000 debenture (aggregating $567,200 in principal and $317,510 in interest) to an unrelated third party (“Westmount”).  The terms of the note did not change.    As such, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  The note calls for interest at 14%.  This note matured August 22, 2009 and is currently in default.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 85% of the lowest volume weighted average price in the 30 days prior to the conversion date.  The Company's obligations under the purchase agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

(n)	$170,561 Redwood financing:

On March 21, 2011, Ratzker (see Note 6(e)) transferred 50% of his ownership interest in his convertible debenture to another unrelated party (“Redwood”).  The terms of the note did not change.   As such, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  The note calls for interest at 5% through the maturity date of March 18, 2013.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 65% of the volume weighted average price for the Company’s stock for the 30 trading days prior to conversion.  The Company's obligations under the purchase agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended June 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	$-	$(295,509)	$(12,825)	$(308,334)
$ 600,000 Yorkville financing	-	40,020	-	40,020
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	7,220	(5,616)	1,604
$ 27,500 Asher financing (b)	-	(3,603)	-	(3,603)
$ 10,750 Barclay financing (c)	-	(2,055)	-	(2,055)
$ 9,750 Mackie financing (d)	-	2,278	-	2,278
$ 170,562 Ratzker financing (e)	-	(176,285)	-	(176,285)
$ 67,042 Harvey financing (f)	-	(491)	-	(491)
$ 89,383 Cariou financing (g)	-	3,879	-	3,879
$ 10,000 Tangiers financing (i)	-	(9,615)	-	(9,615)
$ 15,000 Tangiers financing (j)	-	(12,287)	-	(12,287)
$ 25,000 Tangiers financing (h)	(1,662)	22,462	-	20,800
$ 65,000 Panache financing (k)	(35,880)	23,460	(11,352)	(23,772)
$ 15,000 Panache financing (l)		3,836	-	3,836
$ 567,200 Westmount financing (m)	-	(529,205)	(42,054)	(571,259)
$ 170,561 Redwood financing (n)	-	(341,906)	(67,492)	(409,398)
Preferred stock, Series B		85,155	-	85,155
	$(37,542)	$(1,182,646)	$(139,339)	$(1,359,527)

	Three Months ended June 30, 2010
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$19,608	$(5,817)	$13,791
$ 600,000 financing	-	50,148	-	50,148
$ 300,000 financing	-	917	-	917
Preferred stock, Series B	-	(1,125)	-	(1,125)
	$-	$69,548	$(5,817)	$63,731

	Six Months ended June 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	$-	$306,603	$(23,917)	$282,686
$ 600,000 Yorkville financing	-	197,253	-	197,253
$ 300,000 Yorkville financing	-	26	-	26
$ 75,000 Collins financing	-	4,585	(22,742)	(18,157)
$ 27,500 Asher financing (b)	(9,229)	(4,189)	-	(13,418)
$ 10,750 Barclay financing (c)	(1,619)	985	-	(634)
$ 9,750 Mackie financing (d)	-	(1,388)	-	(1,388)
$ 170,562 Ratzker financing (e)	-	(41,245)	-	(41,245)
$ 67,042 Harvey financing (f)	-	(491)	-	(491)
$ 89,383 Cariou financing (g)	-	3,879	-	3,879
$ 10,000 Tangiers financing (i)	-	(9,615)	-	(9,615)
$ 15,000 Tangiers financing (j)	-	(12,287)	-	(12,287)
$ 25,000 Tangiers financing (h)	(1,662)	22,462	-	20,800
$ 65,000 Panache financing (k)	(35,880)	23,460	(11,352)	(23,772)
$ 15,000 Panache financing (l)		3,836	-	3,836
$ 567,200 Westmount financing (m)	-	(529,205)	(42,054)	(571,259)
$ 170,561 Redwood financing (n)	-	(341,906)	(67,492)	(409,398)
Preferred stock, Series B	-	133,226	-	133,226
	$(48,390)	$(244,011)	$(167,557)	$(459,958)

	Six Months ended June 30, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$685,791	$(27,520)	$658,271
$ 600,000 financing	-	267,560	-	267,560
$ 300,000 financing	-	1,513	-	1,513
Preferred stock, Series B	-	73,098	-	73,098
	$-	$1,027,962	$(27,520)	$1,000,442

The following table illustrates the components of derivative liabilities:

	As of June 30, 2011
	Compound Derivative	Warrant Liability	Total
$2,825,000 Yorkville financing (a)	$669,313	$-	$669,313
$ 600,000 Yorkville financing	171,981	3,500	175,481
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	33,650	-	33,650
$ 27,500 Asher financing (b)	40,918	-	40,918
$ 10,750 Barclay financing (c)	11,384		11,384
$ 9,750 Mackie financing (d)	4,878	-	4,878
$ 170,562 Ratzker financing (e)	298,316	-	298,316
$ 67,042 Harvey financing (f)	30,502		30,502
$ 89,383 Cariou financing (g)	40,841		40,841
$ 10,000 Tangiers financing (i)	15,492		15,492
$ 15,000 Tangiers financing (j)	23,087		23,087
$ 65,000 Panache financing (k)	77,420		77,420
$ 15,000 Panache financing (l)	9,664		9,664
$ 567,200 Westmount financing (m)	750,382		750,382
$ 170,561 Redwood financing (n)	463,676		463,676
	$2,641,504	$3,500	$2,645,004

	As of December 31, 2010
	Compound Derivative	Warrant Liability	Total
$2,825,000 financing	$1,414,222	$6	$1,414,228
$ 600,000 financing	366,434	6,300	372,734
$ 300,000 financing	-	27	27
$ 75,000 financing	38,227	-	38,227
	$1,818,883	$6,333	$1,825,216

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2011:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Yorkville financing (a)	4,500,661,610	8,333	4,500,669,943
$ 600,000 Yorkville financing	2,262,904,110	17,500,000	2,280,404,110
$ 300,000 Yorkville financing	72,668	33,333	106,001
$ 75,000 Collins financing	230,479,865	-	230,479,865
$ 27,500 Asher financing (b)	208,765,109	-	208,765,109
$ 10,750 Barclay financing (c)	77,975,297	-	77,975,297
$ 9,750 Mackie financing (d)	38,720,513	-	38,720,513
$ 170,562 Ratzker financing (e)	1,434,208,962	-	1,434,208,962
$ 67,042 Harvey financing (f)	242,080,341	-	242,080,341
$ 89,383 Cariou financing (g)	324,136,548	-	324,136,548
$ 10,000 Tangiers financing (i)	77,850,369	-	77,850,369
$ 15,000 Tangiers financing (j)	116,016,860	-	116,016,860
$ 65,000 Panache financing (k)	430,109,589	-	430,109,589
$ 15,000 Panache financing (l)	66,190,975	-	66,190,975
$ 567,200 Westmount financing (m)	5,139,603,072	-	5,139,603,072
$ 170,561 Redwood financing (n)	1,916,018,103	-	1,916,018,103

	17,065,793,991	17,541,666	17,083,335,657

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

During the six months ended June 30, 2011, conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Shares Issued	Gain (Loss) Recorded

$2,825,000 Yorkville convertible note financing	$50,170	55,536,746	$31,871
$ 75,000 Collins convertible note financing	26,530	41,000,000	1,101
$ 25,000 Tangiers convertible note financing	25,000	96,153,846	(30,769)
$ 65,000 Panache convertible note financing	8,400	42,000,000	10,092
$ 567,200 Westmount convertible note financing	29,883	66,682,665	34,965
$ 170,561 Redwood convertible note financing	36,700	101,666,663	28,143
	$176,683	403,039,920	$75,403

As noted above, the following notes are in default:  the remaining balance of the $2,825,000 financing, the $600,000 and $300,000 Yorkville financings, the $10,750 Barclay financing, the $9,750 Mackie financing, the $567,200 Westmount financing, the $67,042 Harvey financing, and the $89,383 Cariou financing.  However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculations.

NOTE 7 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2010	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2011	38,164	$2.97
Exercisable at June 30, 2011	38,164	$2.97

b)	Outstanding warrants:

At June 30, 2011, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$2,825,000 financing	07/21/06	07/21/11	8,333	$6.00
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00
			41,666

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the six month period ended June 30:

	2011		2010
	Shares	Value	Shares	Value
Employee compensation	1,000,000	$3,300	2,176,700	$65,867
Professional fees	-	-	692,318	$23,717
	1,000,000	$3,300	2,869,018	$89,584

The following table summarizes other common stock issued during the six month period ended June 30:

	2011		2010
	Shares	Value	Shares	Value
Satisfaction of payables	196,789,147	$280,851	4,889,015	$139,461
Redemption of convertible debenture	476,404,757	324,003	3,922,107	101,609
	673,193,904	$604,854	8,811,122	$241,070

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

At June 30, 2011 and December 31, 2010, there were cumulative undeclared dividends to Preferred Series B shareholders of $35,925 and $31,933, respectively, the obligation for which is contingent on declaration by the board of directors.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2011, a related party note holder converted his outstanding note plus accrued interest, aggregating $89,383,  into a convertible debenture.  See discussion in Note 6.

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
$216,630

NOTE 10 – SUBSEQUENT EVENTS

Stock Issuances:

As of August 19, 2011, the Company issued 33,333,333 shares subsequent to June 30, 2011 in connection with redemptions of convertible debentures.

Proposed Reverse Stock Split:

On August 17, 2011 the Company filed with the Securities and Exchange Commission its (revised) Definitive Proxy Statement to notify Shareholders of matters to be brought to a vote to effect a reverse stock split of the issued and outstanding shares of the Company’s $0.001 par value common stock at any time prior to October 30, 2011 at a ratio of up to one-for-twenty (1:20) (Proposal 1).  The Special Meeting of Stockholders will be held on September 9, 2011 at 11:00 A.M. Pacific Standard Time at The Heathman Hotel, 220 Kirkland Avenue, Kirkland, Washington 98033.

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

CoroWare Technologies comprises three separately managed lines of business:

●	CoroWare Business Solutions: IT and lab management; software architecture, design and development; content delivery; partner and program management.
●	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.
●	Telepresence: High definition video conferencing products, solutions and subscription services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010:

During the three-month period ended June 30, 2011 (the "2011 Period") revenues were $517,765 compared to revenues of $632,813 during the three-month period ended June 30, 2010 (the "2010 Period").  Our revenues decreased compared to the previous year as sales of videoconferencing infrastructure and room systems shifted toward CoroCall hosted services; and delayed spending on software development services for billing integration, custom engineering, and IT consulting projects.

Cost of revenues was $297,088 for the 2011 Period compared to $496,464 for the 2010 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2011 revenues amounted to $220,677 (42.6% gross profit percentage) compared to $136,349 (21.5% gross profit percentage) for the 2010 Period.  The improved gross profit percentage resulted from our increased focus on software development and program management services in new technology areas such as operational business intelligence.

Research and development was $40,451 (7.8% of gross revenues) for the 2011 Period compared to $31,783 (5.0% of gross revenues) in the 2010 Period.  The increased research and development investment resulted from our software development and testing initiatives, including CoroCall Communications Cloud Service and CoroWare Billing Integration Framework for MetraTech and FreeSwitch.

Operating expenses were $377,816 during the 2011 Period compared to $368,256 during the 2010 Period.  Sales and marketing were higher in the 2011 Period as the Company continued to invest in sales and marketing initiatives to help increase major account sales of CoroCall and CoroWare’s telepresence product sales in the coming months.  Loss from operations was $157,139 during the 2011 Period compared to $231,907 in the 2010 Period.

Total other expense was ($1,495,020) during the 2011 Period compared to a loss of ($41,906) in the 2010 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative expense in the 2011 Period was ($1,359,527) compared to derivative income of $63,731 in the 2010 Period.  Derivative expense increased in the 2011 period with the addition of new convertible debentures in addition to the modifications made to certain notes payable which triggered derivative treatment.  The derivative income in the 2010 Period was related to a decreased share price at the measurement dates ($0.028 at March 31, 2010 versus $0.12 at June 30, 2010).  Interest expense for the three month 2011 Period is $193,985 compared to $140,173 for the three month 2010 Period.  The decrease in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.  The debt discount associated with the $300,000 financing finished amortizing in the first quarter of 2010.

Net Loss for the 2011 Period was ($1,652,159) compared to a net loss of ($273,813) for the 2010 Period.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010:

During the six-month period ended June 30, 2011 (the "2011 Period") revenues were $888,269 compared to revenues of $1,178,622 during the six-month period ended June 30, 2010 (the "2010 Period").  Our revenues decreased compared to the previous year as sales of videoconferencing infrastructure and room systems shifted toward CoroCall hosted services; and delayed spending on software development services for billing integration, custom engineering, and IT consulting projects.

Cost of revenues was $559,402 for the 2011 Period compared to $932,876 for the 2010 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2011 revenues amounted to $328,867 (37.0% gross profit percentage) compared to $245,746 (20.9% gross profit percentage) for the 2010 Period.

Research and development was $86,190 (9.7% of gross revenues) for the 2011 Period compared to $35,807 (3.0% of gross revenues) in the 2010 Period.

Operating expenses were $761,264 during the 2011 Period compared to $654,469 during the 2010 Period.  Sales and marketing expenses were higher in the 2011 Period as the Company continued to invest in sales and marketing initiatives to help increase major account sales of CoroCall and CoroWare’s telepresence product sales in the coming months.

Loss from operations was $432,397 during the 2011 Period compared to $408,723 in the 2010 Period.

Total other expense was ($830,220) during the 2011 Period compared to total other income of $658,830 in the 2010 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  Derivative expense in the 2011 Period was ($459,958) compared to a derivative income of $1,000,442 in the 2010 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  Derivative expense increased in the 2011 period with the addition of new convertible debentures in addition to the modifications made to certain notes payable which triggered derivative treatment.  The derivative income in the 2010 Period is the direct result of the decrease in our stock price on the measurement dates during the six month period ($0.08 at December 31, 2009 versus $0.012 at June 30, 2010).  A decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the Monte Carlo calculator) which resulted in derivative income.  Interest expense for the six month 2011 Period is $369,082 compared to $417,554 for the six month 2010 Period.  The decrease in interest expense is a direct result of the amortization of debt discount on the convertible debt.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.  The debt discounts associated with the $2.8 million financing and the $600,000 financing finished amortizing in the fourth quarter of 2010.

Net Loss for the 2011 Period was ($1,262,617) compared to net income of $250,107 for the 2010 Period.

Basic weighted average shares outstanding were 350,883,166 during the 2011 Period compared to 10,641,039 in the 2010 Period.  There is no fully diluted calculation for the 2011 Period as the effect would be anti-dilutive. Fully diluted weighted average shares outstanding were 27,403,874 for the 2010 Period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had current assets of $217,690, current liabilities of $10,653,417, negative working capital of ($10,435,727) and an accumulated deficit of $26,700,586.  For the six months ending June 30, 2011, we had net cash flows used in operating activities of ($27,703) and net cash flows provided by financing activities of $47,013.

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

(c)
At June 30, 2011, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC.  Yorkville currently holds $395,628 of the first tranche and $82,630 of the third tranche.  The remainder of the first tranche was assigned to a third party (“Ratzker”) who amended the terms in March 2011 extending the maturity date to March 2013.  During the second quarter of 2011, Ratzker assigned 50% of his note to another third party (“Redwood”).  The second trance was assigned to a third party who did not amend the terms.  The note is still in default.  The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of June 30, 2011, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of June 30, 2011, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(f)
As of July 28, 2011, we are in default on our Unsecured Convertible Debenture presently held by Barclay Lyons in the face amount of $10,750.  The debenture accrued interest at 21% through the maturity date of July 28, 2011 with default interest at 35% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(g)
As of June 30, 2011, we are in default on our Unsecured Convertible Debenture presently held by Robert Mackie in the face amount of $9,750.  The debenture accrued interest at 15% through the maturity date of February 18, 2011 with default interest at 20% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(h)
As of June 30, 2011, we are in default on our Unsecured Convertible Debenture presently held by Martin Harvey in the face amount of $67,042.  The debenture accrued interest at 10% through the maturity date of May 2, 2011 with default interest at 15% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(i)
As of June 30, 2011, we are in default on our Unsecured Convertible Debenture presently held by Thomas Collins in the face amount of $39,170.  The debenture accrues interest at 15% and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(j)
As of June 30, 2011, we are in default on two notes payable aggregating $100,000.  The notes accrued interest at 8% through the maturity date of February 2003 with default interest at 15% thereafter.  The notes are convertible at the option of the holder into shares of CoroWare, Inc. common stock.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and Reserved.

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

CoroWare, Inc.

Dated: August 19, 2011	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)