Form 10-Q
period 2011-09-30
CoroWare, Inc,
filed 2011-11-21
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

As of November 14, 2011 there were 796,117,874 shares of the issuer's $.001 par value common stock outstanding.

COROWARE, INC.
September 30, 2011 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Funds
Item 3. Defaults Upon Senior Securities
Item 4. Removed and Reserved
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2011	December 31, 2010
Current assets:	(Unaudited)
Cash	$16,614	$-
Accounts receivable, net	152,865	188,988
Inventory	3,967	4,818
Other current assets	13,434	10,673
Total current assets	186,880	204,479

Property and equipment, net	26,017	31,391
Intangible assets, net	-	11,081
Other assets, net	8,233	4,731

TOTAL ASSETS	$221,130	$251,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$128,780	$124,991
Obligations collateralized by receivables	95,796	102,389
Accounts payable and accrued expenses	4,334,579	3,811,415
Accrued expenses, related parties	110,916	150,536
Notes payable	202,232	263,133
Notes payable, related parties	220,269	292,812
Derivative liability	4,905,910	1,825,216
Current maturities of convertible debt, net of discount	2,127,447	2,292,410
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
September 30, 2011 and December 31, 2010	425,775	260,958
Small Business Administration Loan	980,450	982,450
Total current liabilities	13,532,153	10,106,310

Long term liabilities:
Convertible debt, net of discount and current portion	127,373	-
Total liabilities	13,659,526	10,106,310

Commitments

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
796,117,874 and 88,590,637 shares issued and 796,117,040 and 88,589,803 outstanding at September 30, 2011 and
December 31, 2010, respectively	796,119	88,591
Additional paid-in capital	15,437,740	15,530,450
Accumulated deficit	(29,636,555)	(25,437,969)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(13,438,396)	(9,854,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$221,130	$251,682

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months ended September 30, 2011 and 2010 (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$389,089	$376,648	$1,277,358	$1,555,270
Cost of revenues	289,945	243,621	849,347	1,176,497
Gross profit	99,144	133,027	428,011	378,773
Operating expenses:
General and administrative	182,588	241,093	658,083	730,606
Sales and marketing	68,824	176,636	251,322	271,759
Research and development	20,372	51,097	106,562	86,904
Depreciation and amortization	3,000	10,550	20,081	31,350
Total operating expenses	274,784	479,376	1,036,048	1,120,619

Loss from operations	(175,640)	(346,349)	(608,037)	(741,846)

Other income (expense):
Derivative income (expense)	(2,561,925)	(923,670)	(3,021,883)	76,772
Interest expense, net	(198,518)	(142,061)	(567,600)	(559,615)
Other income		-		30,156
Gain (Loss) on settlement of liabilities and mortgage note	-	-	(76,582)	-
Gain on convertible debt redemptions	114	4,015	75,517	36,575
Total other income (expense)	(2,760,329)	(1,061,716)	(3,590,548)	(416,112)

Net income (loss)	$(2,935,969)	$(1,408,065)	$(4,198,586)	$(1,157,958)

Net income (loss) loss per share:
Basic	$(0.01)	$(0.06)	$(0.01)	$0.08
Diluted	$(0.01)	$(0.06)	$(0.01)	$0.08
Weighted average shares outstanding:
Basic	780,662,179	24,634,725	498,096,006	15,356,860
Diluted	780,662,179	24,634,725	498,096,006	15,356,860

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,198,586)	$(1,157,958)
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	20,081	31,350
Stock option expense	-	19,313
Amortization of debt discount	205,123	59,444
Amortization of deferred financing costs	5,499	6,250
Derivative (income) expense	3,021,883	(76,772)
Gain on convertible debt redemptions	(75,516)	(47,724)
Common stock issued for services	3,300	132,037
(Gain) loss on settlement of liabilities with stock	75,134	-
Gain on partial settlement of mortgage note		-
Changes in operating assets and liabilities:
Accounts receivable, net	36,123	22,157
Other current assets, net	(2,909)	20,630
Accounts payable and accrued expenses	860,101	305,052
Accrued expenses, related parties	(8,155)	683,328
NET CASH FLOWS FROM OPERATING ACTIVITIES	(57,922)	(2,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(3,626)	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(3,626)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Obligations collateralized by receivables	(6,593)	43,066
Proceeds from lines of credit, net	3,789	1,387
Payments on notes payable	(8,692)	(70,000)
Payments on notes payable, related parties	(3,342)	(35,053)
Payments on long-term debt	(2,000)	-
Proceeds from convertible debentures, net of financing costs	80,000	-
Proceeds from notes payable	15,000	40,000
Proceeds from notes payable, related party	-	20,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	78,162	(600)

NET INCREASE IN CASH	16,614	(3,493)
Cash, beginning of period	-	3,493
Cash, end of period	$16,614	$-

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$1,000
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$330,669	$18,569
Common stock issued in satisfaction of accrued liabilities	$280,849	$55,961
Common stock issued for joint venture contribution	$-	$20,000
Common stock issued in satisfaction of note payable	$-	$3,574

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

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the nine months ended September 30, 2011 of $608,037.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2011, the Company will require additional working capital to develop its business operations.

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

In March 2010, the Company entered into an accounts receivable factoring arrangement with Capefirst Funding, LLC. (“Capefirst”).  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  At September 30, 2011, approximately $95,800 of our receivables had been factored.

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt
	September 30, 2011	December 31, 2010
$2,825,000 Yorkville financing (a)	$478,258	$1,380,141
$ 600,000 Yorkville financing	600,000	600,000
$ 300,000 Yorkville financing	300,000	300,000
$ 75,000 Collins financing	24,460	12,269
$ 27,500 Asher financing (b)	15,386	-
$ 10,750 Barclay financing (c)	10,750	-
$ 9,750 Mackie financing (d)	9,750	-
$ 170,562 Ratzker financing (e)	68,676	-
$ 67,042 Harvey financing (f)	51,751	-
$ 89,383 Cariou financing (g)	69,463	-
$ 10,000 Tangiers financing (i)	6,316	-
$ 15,000 Tangiers financing (j)	7,809	-
$ 65,000 Panache financing (k)	13,434	-
$ 15,000 Panache financing (l)	2,752	-
$ 567,200 Westmount financing (m)	537,318	-
$ 170,561 Redwood financing (n)	58,697	-
	2,254,820	2,292,410
Less: Current portion of convertible debt	(2,127,447)	(2,292,410)
Long term portion of convertible debt	$127,373	$-

(a)	$2,825,000 Yorkville financing:

On December 31, 2010, Yorkville assigned 46.3% of Tranche 1 of its $2,825,000 debenture (aggregating $341,123 principal and $227,140 interest) to an unrelated third party (“Ratzker”).  See discussion below in Note 5(e).  On April 12, 2011, Yorkville assigned 100% of Tranche 2 of its $2,825,000 debenture (aggregating $567,200 in principal and $317,510 in interest) to an unrelated third party (“Westmount”).  See discussion below in Note 5(m).

Yorkville maintains face value of debt aggregating $478,258 which represents the remaining 53.7% of Tranche 1 and 100% of Tranche 3 of $395,628 and $82,630, respectively.  During the three month period ending September 30, 2011, there were no conversions from Tranche 1 or Tranche 3.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the three month period ending September 30, 2011, Asher converted $2,000 of the convertible debenture into 33,333,333 shares of the Company’s common stock.  The Company recognized a loss on redemption of $114.

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2011, there have been no conversions on this convertible debenture.

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

As of September 30, 2011, there have been no conversions on this convertible debenture.

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

The modification was analyzed in accordance with current accounting standards and was determined not to be a troubled debt restricting or an extinguishment of debt.  As such, it was accounted for as a modification and no gain or loss was recognized on the transaction.  A debt discount of $236,779 was recognized for the difference in the fair value of the embedded conversion feature before and after the modification date.  A new effective rate was calculated for the new debenture and the related debt discount is being amortized using the effective interest rate over the new 2 year term of the underlying loan.  Amortization for the three month period ended September 30, 2011 was $10,862.

On March 21, 2011, this third party transferred 50% of his ownership interest in this debenture to another unrelated party (“Redwood”).  The terms of the debenture did not change with that transfer.  As such, this transfer was also considered an assignment between debt holders and did not have an accounting impact on the Company.  See discussion below in Note 5(n) for Redwood financing.  No conversions were made on the Ratzker debenture during the quarter ending September 30, 2011.

With the extension of the maturity date, this debenture is no longer in default and has been reclassified to long-term liabilities on the accompanying balance sheet.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2011, there have been no conversions on this convertible debenture.

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

As of September 30, 2011, there have been no conversions on this convertible debenture.

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

As of September 30, 2011, there have been no conversions on this convertible debenture.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2011, there have been no conversions on this convertible debenture.

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

As of September 30, 2011, there have been no conversions on this convertible debenture.

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

There were no conversions on this convertible debenture during the three months ended September 30, 2011.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2011, there have been no conversions on this convertible debenture.

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

During the three months ending September 30, 2011, there were no conversions on this convertible debenture.

(n)  $170,561 Redwood financing:

On March 21, 2011, Ratzker (see Note 5(e)) transferred 50% of his ownership interest in his convertible debenture to another unrelated party (“Redwood”).  The terms of the note did not change.   As such, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  The note calls for interest at 5% through the maturity date of March 18, 2013.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the three months ending September 30, 2011, there were no conversions on this convertible debenture.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended September 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	$-	$(550,989)	$-	$(550,989)
$ 600,000 Yorkville financing	-	(797,107)	-	(797,107)
$ 300,000 Yorkville financing	-		-
$ 75,000 Collins financing	-	(40,046)	-	(40,046)
$ 27,500 Asher financing (b)	-	(20,294)	(2,976)	(23,270)
$ 10,750 Barclay financing (c)	-	(2,829)	-	(2,829)
$ 9,750 Mackie financing (d)	-	(900)	-	(900)
$ 170,562 Ratzker financing (e)	-	(97,539)	-	(97,539)
$ 67,042 Harvey financing (f)	-	(11,839)	-	(11,839)
$ 89,383 Cariou financing (g)	-	(7,299)	-	(7,299)
$ 25,000 Tangiers financing (h)	-	-	-	-
$ 10,000 Tangiers financing (i)	-	(3,009)	-	(3,009)
$ 15,000 Tangiers financing (j)	-	(8,292)	-	(8,292)
$ 65,000 Panache financing (k)	-	(86,638)	-	(86,638)
$ 15,000 Panache financing (l)		(11,395)	-	(11,395)
$ 567,200 Westmount financing (m)	-	(561,796)	-	(561,796)
$ 170,561 Redwood financing (n)	-	(60,934)	-	(60,934)
Preferred stock, Series B	-	(298,043)	-	(298,043)
	$-	$(2,558,949)	$(2,976)	$(2,561,925)

	Three Months ended September 30, 2010
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$(678,756)	$(3,556)	$(682,312)
$ 600,000 financing	-	(254,487)	-	(254,487)
$ 300,000 financing	-	(183)	-	(183)
Preferred stock, Series B	-	13,312	-	13,312
	$-	$(920,114)	$(3,556)	$(923,670)

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months ended September 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	$-	$(244,386)	$(23,917)	$(268,303)
$ 600,000 Yorkville financing	-	(599,854)	-	(599,854)
$ 300,000 Yorkville financing	-	26	-	26
$ 75,000 Collins financing	-	(35,461)	(22,742)	(58,203)
$ 27,500 Asher financing (b)	(9,229)	(24,483)	(2,976)	(36,688)
$ 10,750 Barclay financing (c)	(1,619)	(1,844)	-	(3,463)
$ 9,750 Mackie financing (d)	-	(2,288)	-	(2,288)
$ 170,562 Ratzker financing (e)	-	(138,784)	-	(138,784)
$ 67,042 Harvey financing (f)	-	(12,330)	-	(12,330)
$ 89,383 Cariou financing (g)	-	(3,420)	-	(3,420)
$ 10,000 Tangiers financing (i)	-	(12,624)	-	(12,624)
$ 15,000 Tangiers financing (j)	-	(20,579)	-	(20,579)
$ 25,000 Tangiers financing (h)	(1,662)	22,462	-	20,800
$ 65,000 Panache financing (k)	(35,880)	(63,178)	(11,352)	(110,410)
$ 15,000 Panache financing (l)		(7,559)	-	(7,559)
$ 567,200 Westmount financing (m)	-	(1,091,001)	(42,054)	(1,133,055)
$ 170,561 Redwood financing (n)	-	(402,840)	(67,492)	(470,332)
Preferred stock, Series B	-	(164,817)	-	(164,817)
	$(48,390)	$(2,802,960)	$(170,533)	$(3,021,883)

	Nine Months ended September 30, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$6,668	$(30,709)	$(24,041)
$ 600,000 financing	-	13,073	-	13,073
$ 300,000 financing	-	1,330	-	1,330
Preferred stock, Series B	-	86,410	-	86,410
	$-	$107,481	$(30,709)	$76,772

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table illustrates the components of derivative liabilities:

	As of September 30, 2011
	Compound Derivative	Warrant Liability	Total
$2,825,000 Yorkville financing (a)	$1,220,301	$-	$1,220,301
$ 600,000 Yorkville financing	969,963	2,625	972,588
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	73,696	-	73,696
$ 27,500 Asher financing (b)	61,212	-	61,212
$ 10,750 Barclay financing (c)	14,213	-	14,213
$ 9,750 Mackie financing (d)	5,778	-	5,778
$ 170,562 Ratzker financing (e)	395,855	-	395,855
$ 67,042 Harvey financing (f)	42,341	-	42,341
$ 89,383 Cariou financing (g)	48,140	-	48,140
$ 10,000 Tangiers financing (i)	18,501	-	18,501
$ 15,000 Tangiers financing (j)	31,379	-	31,379
$ 65,000 Panache financing (k)	164,058	-	164,058
$ 15,000 Panache financing (l)	21,059	-	21,059
$ 567,200 Westmount financing (m)	1,312,178	-	1,312,178
$ 170,561 Redwood financing (n)	524,611	-	524,611
	$4,903,285	$2,625	$4,905,910

	As of December 31, 2010
	Compound Derivative	Warrant Liability	Total
$2,825,000 financing	$1,414,222	$6	$1,414,228
$ 600,000 financing	366,434	6,300	372,734
$ 300,000 financing	-	27	27
$ 75,000 financing	38,227	-	38,227
	$1,818,883	$6,333	$1,825,216

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2011:
Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Yorkville financing (a)	10,500,340,734	-	10,500,340,734
$ 600,000 Yorkville financing	10,892,634,972	26,250,000	10,918,884,972
$ 300,000 Yorkville financing	74,395	33,333	107,728
$ 75,000 Collins financing	635,309,452	-	635,309,452
$ 27,500 Asher financing (b)	527,689,498	-	527,689,498
$ 10,750 Barclay financing (c)	122,529,384	-	122,529,384
$ 9,750 Mackie financing (d)	62,809,426	-	62,809,426
$ 170,562 Ratzker financing (e)	2,889,446,053	-	2,889,446,053
$ 67,042 Harvey financing (f)	460,228,995	-	460,228,995
$ 89,383 Cariou financing (g)	523,268,010	-	523,268,010
$ 10,000 Tangiers financing (i)	159,494,204	-	159,494,204
$ 15,000 Tangiers financing (j)	237,723,920	-	237,723,920
$ 65,000 Panache financing (k)	1,188,827,397	-	1,188,827,397
$ 15,000 Panache financing (l)	179,990,330	-	179,990,330
$ 567,200 Westmount financing (m)	10,497,423,929	-	10,497,423,929
$ 170,561 Redwood financing (n)	3,857,426,259	-	3,857,426,259
	42,735,216,958	26,283,333	42,761,500,291

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

During the nine months ended September 30, 2011, conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Shares Issued	Gain (Loss) Recorded

$2,825,000 Yorkville convertible note financing	$50,170	55,536,746	$31,871
$ 75,000 Collins convertible note financing	26,530	41,000,000	1,101
$ 27,500 Asher convertible note financing	2,000	33,333,333	114
$ 25,000 Tangiers convertible note financing	25,000	96,153,846	(30,769)
$ 65,000 Panache convertible note financing	8,400	42,000,000	10,092
$ 567,200 Westmount convertible note financing	29,883	66,682,665	34,965
$ 170,561 Redwood convertible note financing	36,700	101,666,663	28,143
	$178,683	436,373,253	$75,517

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As noted above, the following notes are in default:  the remaining balance of the $2,825,000 financing, the $600,000 and $300,000 Yorkville financings, the $75,000 Collins financing, the $27,500 Asher financing, the $10,750 Barclay financing, the $9,750 Mackie financing, the $567,200 Westmount financing, the $67,042 Harvey financing, and the $89,383 Cariou financing.  However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculations.

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2010	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2011	38,164	$2.97
Exercisable at September 30, 2011	38,164	$2.97

b)	Outstanding warrants:

At September 30, 2011, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the nine month period ended September 30:
	2011		2010
	Shares	Value	Shares	Value
Employee compensation	1,000,000	$3,300	2,176,700	$65,867
Professional fees	-	-	692,318	$23,717
	1,000,000	$3,300	2,869,018	$89,584

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes other common stock issued during the nine month period ended September 30:

	2011		2010
	Shares	Value	Shares	Value
Satisfaction of payables	196,789,147	$280,851	4,889,015	$139,461
Redemption of convertible debenture	509,738,090	330,669	3,922,107	101,609
	706,527,237	$611,520	8,811,122	$241,070

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

At September 30, 2011 and December 31, 2010, there were cumulative undeclared dividends to Preferred Series B shareholders of $37,921 and $31,933, respectively, the obligation for which is contingent on declaration by the board of directors.

NOTE 7 – COMMITMENTS

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
$216,630

NOTE 8 – Subsequent Events

On November 16, 2011, the Company filed an SEC Form 8-K, Report of Unscheduled Material Events or Corporate Changes, stating that the Company entered into Series D Preferred Stock Recipient Agreements with three investors. The total amount of Corporation indebtedness to the Series D holders and forgiven by them amounted to $100,000.

On November 16, 2011, the Company filed an SEC Form PRE 14C, Notice Of Stockholder Action By Written Consent, authorizing an increase in the number of authorized shares  of Common Stock from nine hundred million (900,000,000) shares of Common Stock to three billion (3,000,000,000) shares of Common Stock; and amending the par value of Common Stock from a par value $0.001 per share to a par value $0.0001 per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010:

During the three-month period ended September 30, 2011 (the "2011 Period") revenues were $389,089 compared to revenues of $376,648 during the three-month period ended September 30, 2010 (the "2010 Period").  Our revenues were flat compared to the previous year as customers reduced spending on software development services for billing integration, custom engineering, and IT consulting projects in the summer months; purchased CoroCall hosted services instead of videoconferencing infrastructure and room systems; and delayed spending on mobile robotics projects until later in the calendar year.

Cost of revenues was $289,945 for the 2011 Period compared to $243,621 for the 2010 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2011 revenues amounted to $99,144 (25.5% gross profit percentage) compared to $133,027 (35.3% gross profit percentage) for the 2010 Period.  The reduced gross profit percentage resulted from additional personal time off (PTO) and unanticipated project warranty expenses.

Research and development was $20,372 (5.2% of gross revenues) for the 2011 Period compared to $51,097 (13.6% of gross revenues) in the 2010 Period.  The decreased research and development investment resulted from completing our software development and testing initiatives, including CoroCall Communications Cloud Service and CoroWare Billing Integration Framework.

Operating expenses were $274,784 during the 2011 Period compared to $479,376 during the 2010 Period.  Sales and marketing were lower in the 2011 Period as the Company adjusted sales compensation plans to bring them in line with the Company’s cost of sales objectives.  Loss from operations was $175,640 during the 2011 Period compared to $346,349 in the 2010 Period.

Total other expense was $2,760,329 during the 2011 Period compared to a loss of $1,061,716 in the 2010 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative expense in the 2011 Period was $2,561,925 compared to derivative expense of $923,670 in the 2010 Period.  Derivative expense increased in the 2011 period with the addition of new convertible debentures in addition to the modifications made to certain notes payable which triggered derivative treatment.  Interest expense for the three month 2011 Period is $198,518 compared to $142,061 for the three month 2010 Period. The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increased exponentially as the underlying carrying value of the amortized debt increased.

Net Loss for the 2011 Period was $2,935,969 compared to a net loss of $1,408,065 for the 2010 Period.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010:

During the nine-month period ended September 30, 2011 (the "2011 Period") revenues were $1,277,358 compared to revenues of $1,555,270 during the nine-month period ended September 30, 2010 (the "2010 Period").  Our revenues decreased compared to the previous year as sales of videoconferencing infrastructure and room systems shifted toward CoroCall hosted services; and delayed spending on software development services for billing integration, custom engineering, and IT consulting projects.

Cost of revenues was $849,347 for the 2011 Period compared to $1,176,497 for the 2010 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2011 revenues amounted to $428,011 (33.5% gross profit percentage) compared to $378,773 (24.4% gross profit percentage) for the 2010 Period.

Research and development was $106,562 (8.3% of gross revenues) for the 2011 Period compared to $86,904 (5.6% of gross revenues) in the 2010 Period.

Operating expenses were $1,036,048 during the 2011 Period compared to $1,120,619 during the 2010 Period.  Sales and marketing expenses were slightly lower in the 2011 Period as the Company invested in sales and marketing initiatives in the first 6 months of the year to help increase major account sales of CoroCall and CoroWare’s telepresence product sales in the coming months, and then adjusted sales compensation plans in the 3rd quarter to bring them in line with the Company’s cost of sales objectives

Loss from operations was $608,037 during the 2011 Period compared to $741,846 in the 2010 Period.

Total other expense was $3,590,548 during the 2011 Period compared to total other expense of $416,112  in the 2010 Period.  Other income expense is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  Derivative expense in the 2011 Period was $3,021,883 compared to a derivative income of $76,772 in the 2010 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  Derivative expense increased in the 2011 period with the addition of new convertible debentures in addition to the modifications made to certain notes payable which triggered derivative treatment. Interest expense for the 2011 Period was $567,600 compared to $559,615 for the 2010 Period.

Net Loss for the 2011 Period was $4,198,586 compared to a net loss of $1,157,958 for the 2010 Period.

Basic weighted average shares outstanding were 498,096,006 during the 2011 Period compared to 15,356,860 in the 2010 Period.  There is no fully diluted calculation for the 2011 Period or the 2010 Period as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had current assets of $186,880, current liabilities of $13,532,153, negative working capital of ($13,345,273) and an accumulated deficit of $29,636,555.  For the nine months ending September 30, 2011, we had net cash flows used in operating activities of ($57,922) and net cash flows provided by financing activities of $78,162.

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

(c)
At September 30, 2011, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC.  Yorkville currently holds $395,628 of the first tranche and $82,630 of the third tranche.  The remainder of the first tranche was assigned to a third party (“Ratzker”) who amended the terms in March 2011 extending the maturity date to March 2013.  During the second quarter of 2011, Ratzker assigned 50% of his note to another third party (“Redwood”).  The second trance was assigned to a third party who did not amend the terms.  The note is still in default.  The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of September 30, 2011, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of September 30, 2011, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(f)
As of September 30, 2011, we are in default on our Unsecured Convertible Debenture presently held by Barclay Lyons in the face amount of $10,750.  The debenture accrued interest at 21% through the maturity date of July 28, 2011 with default interest at 35% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(g)
As of September 30, 2011, we are in default on our Unsecured Convertible Debenture presently held by Robert Mackie in the face amount of $9,750.  The debenture accrued interest at 15% through the maturity date of February 18, 2011 with default interest at 20% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(h)
As of September 30, 2011, we are in default on our Unsecured Convertible Debenture presently held by Martin Harvey in the face amount of $67,042.  The debenture accrued interest at 10% through the maturity date of May 2, 2011 with default interest at 15% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(i)
As of September 30, 2011, we are in default on our Unsecured Convertible Debenture presently held by Thomas Collins in the face amount of $39,170.  The debenture accrues interest at 15% and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(j)
As of September 30, 2011, we are in default on two notes payable aggregating $100,000.  The notes accrued interest at 8% through the maturity date of February 2003 with default interest at 15% thereafter.  The notes are convertible at the option of the holder into shares of CoroWare, Inc. common stock.

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

CoroWare, Inc.

Dated: November 21, 2011	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)