Form 10-K
period 2011-12-31
CoroWare, Inc,
filed 2012-04-16
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

COMMON STOCK, PAR VALUE $.0001
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of April 11, 2012, was $213,914. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of April 11, 2012 there were 2,153,324,939 shares of the issuer's $.0001 par value common stock outstanding.

INDEX

PART I

Item 1.	Business.
Item 1A.	Risk factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Mine Safety Disclosures.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities.
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis or Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits.
SIGNATURES

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

PART I

ITEM 1. BUSINESS

Overview

CoroWare, Inc is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. (“CTI”), has expertise in information technology consulting, mobile robotics, and affordable collaboration.  Through our subsidiary, CoroWare delivers custom engineering services, hardware and software products, and subscription services that benefit customers in North America, Europe, Australia, Asia and the Middle East.  Our customers span multiple industry sectors and comprise universities, software and hardware product development companies, and non-profit organizations.

Employees

As of December 31, 2011, we had twenty (20) employees composed of one (1) full time Officer and CEO, one (1) full time Director of Sales, one (1) full time Finance Administrator, two (2) full time Business Unit Managers, ten (10) full time engineers, and five (5) part time engineers.  Our employees are not represented by a union.  We consider relations with our employees to be positive and productive.

COROWARE TECHNOLOGIES, INC.

CoroWare Technologies comprises three separately managed lines of business:

CoroWare Business Solutions	IT and lab management; business intelligence, software architecture, design and development; content delivery; partner and program management.

Robotics and Automation	Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.

Enterprise Collaboration Solutions	Collaboration and conferencing products, solutions and subscription services.

CoroWare Business Solutions

CoroWare Business Solutions (CBS) offers products, solutions, and IT consulting services that help our customers deliver high quality products, solutions and services.

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

Business Intelligence

Our CTI’s solutions development group has created a variety of business intelligence applications to enable our customers to better understand and manage the data surrounding their own products and business services.

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

Robotics and Automation (R&A)

We are a mobile robotics solutions integrator in the research community and have expertise in robotics simulation and software development.  Our CoroBot and Explorer product lines are being used by over 50 corporate and academic researchers today.

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

Solutions and Products

In May 2007, we began shipping the CoroBot Classic, an affordable and flexible mobile robot that was designed to minimize the complexity of robotic development. Combining a powerful PC-class platform with a robust, object-oriented software development system empowers researchers and robotics application developers to rapidly deploy and develop robotic solutions.  Some university customers are deploying CoroBot Classics for use in various lab activities, including the development of swarm robotics applications designed to leverage groups of robots to complete complex tasks.

In June 2009, we began shipping the CoroBot Explorer. With more powerful motors, larger payload capacity, articulated suspension and enclosed electronics it is suitable for indoor or outdoor usage.

 In 2010 and early 2011, we announced new features for the CoroBot Explorer II platform and support for Robot Operating System, which we believe will improve our sales into the research and education market segments.

Enterprise Collaboration Solutions (ECS)

Vidyo Reseller Business

In early 2009, we launched our collaboration – now referred to as Enterprise Collaboration Solutions - initiative in order to address the needs of enterprise customers with distributed business operations that are turning to new technologies to address the cost of doing business in a world that is increasingly dependent on suppliers, partners and customers worldwide.  In order to overcome these challenges, enterprise customers are looking for solutions that are demonstrably effective and operationally affordable.  As a result, small, medium and large sized businesses, including consulting companies, non-profit groups, and distance learning companies, are all giving serious consideration to purchasing affordable high definition videoconferencing solutions.

Through our partnership with Vidyo (http://www.vidyo.com), we are deploying high definition video conferencing solutions, including collaboration room systems, and offering CoroCallTM Business Class HD Video Conferencing (http://www.corocall.com), an affordable high definition videoconferencing subscription service that is based on Vidyo’s technology.

CoroCall Subscription Services

As CoroWare began selling the Vidyo product line in 2009, many customers expressed a desire to mitigate capital expenditures and purchase cloud-based communication services instead.  In response to this customer demand, CoroWare announced its CoroCall Business Class HD Video Conferencing subscription service in 2009, and subsequently upgraded to support improved audio and video conferencing capabilities which are superior to many of our competitors today.

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

Although this business is still in its early stages of growth, we have won and are pursuing significant customer opportunities with financial consulting organizations, product development/sales companies, religious organizations, and employment recruiters. This also expands the options available to customers of the video conferencing service, providing custom dial in phone numbers.

CoroCall Product Line

In 2010, we announced our first enhanced collaboration product, CoroWare NameTag, a Windows-based application that lets desktop video conferencing users customize their webcam experience. We have had significant corporate adoption of NameTag.

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

Competitors in the collaboration market include:

Legacy videoconferencing vendors such as Polycom, Tandberg/Cisco and Lifesize/Logitech
Legacy videoconferencing service providers, such as AT&T, that deploy and support legacy equipment from Polycom, Tandberg/Cisco and Lifesize/Logitech
New entrants in affordable and modest quality videoconferencing services, such as oovoo and Nefsis

Customers

All three divisions saw growth in their customer bases in 2011 as compared with 2010. CBS added additional contracts with existing customers and added additional large enterprise accounts as well. R&A engaged with a number of additional universities and research facilities. ECS added customers to its hosted solutions as well as securing product and accessory sales to a number of customers.

Regulation

Our services and products are not uniquely subject to governmental or industry regulations.

Research & Development

Our research and development activities have primarily been focused on the development of software components, mobile robot platforms such as the CoroBot Explorer, and CoroCall Communications.  We intend to continue developing hardware and software products that we believe will potentially grow CoroWare's collaboration and mobile robotics products, solutions and services.

Research and development expenses from continuing operations for the years ended December 31, 2011 and 2010 were $122,221 and $92,959, respectively.

Products

CoroBot Classic:

CoroBot was created to minimize the complexity of robot development. By combining a powerful PC-class platform with a robust, object-oriented software development system, the CoroBot empowers users to rapidly deploy and develop robotic solutions. The CoroBot Classic also assists the hardware developer with additional physical mounting space, ports, sensors and communication devices.

CoroBot Explorer:

Our CoroBot Explorer mobile robot was created to expand on the capabilities of the CoroBot Classic and deliver a rugged indoor/outdoor platform that can withstand environmental elements such as dirt, dust, leaf debris, sand, gravel and shallow puddles.  Extra ports and surface mounting space make Explorer a robust and expandable research robot.

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

CoroCall Communications:

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prices of Common Stock

Beginning in February 2002, CoroWare’s common stock was eligible for listing in the OTC Bulletin Board.  Our trading symbol was “SRMW” until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became “HYTT”.  In November 2006, our name was changed to Innova Robotics & Automation, Inc. and the trading symbol was changed to INRA. In April 2008, we became CoroWare, Inc. and our trading symbol was changed to CROE.  In April 2009, in conjunction with a 1-for-300 reverse stock split, our trading symbol was changed to COWI. In January 2012, we revised the par value of our Common Stock from $0.001 to $0.0001.

Our common stock is quoted on the OTCQB exchange under the symbol, “COWI”.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended December 31, 2011 and December 31, 2010.

Common Stock
Year Ended December 31, 2011	High	Low
First Quarter	$0.0048	$0.0006
Second Quarter	$0.0012	$0.0002
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0002	$0.0001

Year Ended December 31, 2010	High	Low
First Quarter	$0.0200	$0.2900
Second Quarter	$0.0100	$0.0400
Third Quarter	$0.0460	$0.0150
Fourth Quarter	$0.0020	$0.0195

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of April 11, 2012, there were approximately 207 record holders of the Company's common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2011, we have issued and outstanding 159,666 shares of Series B Preferred Stock all of which is entitled, prior to the declaration of any dividends on common stock, to a 5% dividend, payable in either cash or common stock.  The board of directors has sole discretion to declare dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  As of December 31, 2011, $28,304 of Series B Preferred dividends had been converted into common stock.  At December 31, 2011 and 2010, there were accrued unpaid dividends of $15,969 and cumulative undeclared dividends to Preferred Series B shareholders of $39,917 and $31,933, respectively, the obligation for which is contingent on declaration by the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables set forth the information as of December 31, 2011 with respect to compensation plans under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2011
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

Stock Plans

As of December 31, 2011, CoroWare had four stock compensation plans which provided for the issuance of 206,270,000 shares to employees of CoroWare or our subsidiaries as follows:
Plan Description	Authorized Shares	Remaining Shares
2006 Employee Compensation Plan	3,333	-
2008 Incentive Stock Plan	666,667	2,890
2009 Incentive Stock Plan	500,000	33,300
2010 Incentive Stock Plan (333-165768)	5,000,000	248,250
2011 Incentive Stock Plan (333-171325)	200,000,000	470,515
2012 Incentive Stock Plan (333-179968)	300,000,000	140,000,000
Total	506,170,000	140,754,955

Stock Options

As of December 31, 2011, we had one active Stock Option Plan known as the 2005 Stock Option Plan. The Plan was approved by our stockholders on November 3, 2006 and authorized the issuance of 66,667 shares of common stock. The Board of Directors on December 31, 2007 cancelled options for 26,367 shares previously granted to current employees prior to that date which were exercisable at various prices and issued 26,367 options to these employees at the closing price as of December  31, 2007 or $3.00.  The number of options issued and outstanding under the 2005 plan on December 31, 2011 is 34,831.

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed by us in 2011 and any Current Reports on Form 8-K filed by us.

CRITICAL ACCOUNTING POLICIES

General

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

Our ECS revenue is comprised of both services and products.  ECS subscription service revenues are generated through the sale of CoroCallTM, a managed video conferencing service and CoroCall Communications, a managed telephone service.  Our contracts provide for usage pricing or when paid for pre-paid service.  We recognize this revenue in the period that the services or minutes are used and prepaid.  Product revenues are realized partly through the sale of Vidyo’s product line, including room systems and back-end infrastructure, partly through the sale of CoroWare collaboration products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems, and partly through the sales of related accessories.  Revenues for these products are recognized upon delivery to the customer.

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

There were no options issued during the years ending December 31, 2011 and 2010.

Derivative Financial Instruments

Derivative financial instruments, as defined in FASB ASC 815, Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in various convertible note financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements.

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

PLAN OF OPERATION

CoroWare is well positioned for managed growth in Fiscal Year 2012 through continued growth of our CoroWare Business Solutions and Robotics & Automation business units, and rapid growth of our Enterprise Collaboration Solutions business unit.

The CoroWare Business Solutions (CBS) business unit anticipates growing its revenues by delivering business intelligence, software development, IT consulting, lab management and release management professional services through its long term clients, including Microsoft and MetraTech.   As well, it anticipates growing its revenues more rapidly through the sales of products and solutions – such as CoroWare Billing Integration Framework and CoroWare License Manager - that help cloud service providers recognize revenues by delivering conferencing and application services.

The Robotics & Automation (R&A) business unit expects to achieve its revenue objectives by offering affordable mobile robotics platforms, products and custom solutions to researchers in the university, commercial and homeland security market segments.  As well, the Robotics & Automation group is well positioned to pursue custom engineering opportunities with clients who are developing innovative software services, solutions and products that leverage our expertise in simulation, visualization, mobile robotics, and product realization.

The Enterprise Collaboration Solutions (ECS) business unit plans to rapidly grow its revenues by selling a combination of services and products.  Collaboration service revenues are generated through the sale of CoroCallTM, a managed business class HD video conferencing service that small, medium and large sized businesses - including consulting companies, non-profit groups, and distance learning companies – are considering as an alternative to purchasing and operating videoconferencing equipment and infrastructure.  Product revenues are being realized partly through the sale of Vidyo’s product line – including room systems and back-end infrastructure – partly through the sale of CoroWare collaboration products, including CoroWare NameTag and CoroCall Communications appliance servers, partly through the sales of related accessories, and partly through the sales of VidyoCast products and services.

In order to achieve revenue and margin objectives in an increasingly global and competitive market, all of CoroWare’s business units offer their customers the option of using CoroWare’s near-shore resources, which comprise a team of highly capable IT architects, developers and testers with experience in software application development and integration, rich internet applications development (including Microsoft Silverlight), partner management portal development, IT infrastructure, and Quality Assurance.

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

We are internally developing an investor relations program that will help the company communicate more effectively and actively with CoroWare shareholders, and generate greater awareness of CoroWare and our services, solutions and products.

Recent Financing Transactions

(a)	$27,500 Asher financing:

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (145.01% - 130.17%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $36,729 at inception.  Derivative expense of $9,229 was recognized at inception.

This convertible debenture matured in November 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

During 2011, Asher converted $2,000 of the convertible debenture into 33,333,333 shares of the Company’s common stock.  The Company recognized a loss on redemption of $114.

(b)	$10,750 Barclay financing:

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (155.39% - 117.57%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $12,369 at inception.  Derivative expense of $1,619 was recognized at inception.

This convertible debenture matured July 28, 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(c)	$9,750 Mackie financing:

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

This convertible debenture matured February 18, 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(d)	$ 170,562 Ratzker financing:

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

The modification was analyzed in accordance with current accounting standards and was determined not to be a troubled debt restricting or an extinguishment of debt.  As such, it was accounted for as a modification and no gain or loss was recognized on the transaction.  A debt discount of $236,779 was recognized for the difference in the fair value of the embedded conversion feature before and after the modification date.  A new effective rate was calculated for the new debenture and the related debt discount is being amortized using the effective interest rate over the new 2 year term of the underlying loan.  Amortization for the year ended December 31, 2011 was $32,864.

On March 21, 2011, Ratzker transferred 50% of his ownership interest in this debenture to another unrelated party (“Redwood”).  The terms of the debenture did not change with that transfer.  As such, this transfer was also considered an assignment between debt holders and did not have an accounting impact on the Company.  See discussion below in Note 9(q) for Redwood financing.

With the extension of the maturity date, this debenture is no longer in default and has been reclassified to long-term liabilities on the accompanying balance sheet.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(e)	$67,042 Harvey financing:

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

This convertible debenture matured May 2, 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(f)	$89,383 Cariou financing:

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $44,720 at inception.

This convertible debenture matured May 4, 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(g)	$25,000 Tangiers financing:

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

During 2011, the entire $25,000 was converted into 96,153,846 shares of CoroWare common stock.  CoroWare recognized a loss of $16,923 and $13,846, respectively, on the conversion of the $10,000 tranche and the $15,000 tranche.

(h)	$10,000 Tangiers financing:

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $5,877 at inception.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(i)	$15,000 Tangiers financing:

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

As of December 31, 2011, there have been no conversions on this convertible debenture.

(j)	$65,000 Panache financing:

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

During 2011, Panache converted $8,400 of principal into 42,000,000 shares of the Company’s common stock.

(k)	$15,000 Panache financing:

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

As of December 31, 2011, there have been no conversions on this convertible debenture.

(l)	$567,200 Westmount financing:

On January 12, 2011, Yorkville assigned 100% of Tranche 2 of its $2,825,000 debenture (aggregating $567,200 in principal and $317,510 in interest) to an unrelated third party (“Westmount”).  The terms of the note did not change.    As such, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  The note calls for interest at 14%.  This note matured August 22, 2009 and is currently in default.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to the lower of $0.02 per share or 85% of the lowest volume weighted average price in the 30 days prior to the conversion date.  The Company's obligations under the purchase agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

During 2011, $29,882 of principal was converted into 66,682,665 shares of the Company’s common stock.

(m)	$170,561 Redwood financing:

On March 21, 2011, Ratzker (see Note 9(h)) transferred 50% of his ownership interest in his convertible debenture to another unrelated party (“Redwood”).  The terms of the note did not change.   As such, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  The note calls for interest at 5% through the maturity date of March 18, 2013.

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

During 2011, Redwood converted $36,700 of principal into 101,666,663 shares of the Company’s common stock.

(n)	$21,962 Premier financing:

On October 5, 2011, the Company entered into a $21,962 Convertible Note Agreement with an unrelated third party (“Premier”).  The note calls for interest at 10% through the maturity date of March 5, 2012.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal the average closing bid prices for the Company’s common stock for  the 5 trading days prior to but not including the date of conversion.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (288.54%); and effective risk adjusted yield (6.25%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $10,844 at inception.

As of December 31, 2011, there have been no conversions on this convertible debenture.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010:

During the year ended December 31, 2011 (the "2011 Period") revenues were $1,799,352 compared to revenues of $2,009,563 during the year ended December 31, 2010 (the "2010 Period").  Revenues in the 2011 period were lower compared to the 2010 period as customers spent conservatively on software development, video conferencing, infrastructure deployments, and mobile robotics projects.  Revenues were comparatively stronger in the second quarter of 2011 as enterprise customers increased spending on business intelligence professional services, and in the second quarter as customers deployed HD videoconferencing equipment and purchased mobile robotics products and professional services.

Cost of goods sold was $1,214,737 and $1,502,230 for the 2011 Period and the 2010 Period, respectively.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.

Gross Profits increased to $584,615 during the 2011 Period compared to $507,333 during the 2010 Period.  Gross profits improved during the 2011 Period as CoroWare improved utilization of its IT and business intelligence consulting resources, further reduced the cost of goods sold for mobile robots, and complemented its videoconferencing equipment sales with premium deployment and support services.

Operating expenses were $1,321,480 for the 2011 Period compared to $1,427,925 for the 2010 Period.  General and administrative expenses amounted to $863,299 during the 2011 Period compared to $954,001 for the 2010 Period, and represented mostly labor and related compensation costs, legal & professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $314,195 for the 2011 Period compared to $339,032 for the 2010 Period.  Depreciation and amortization costs were $21,765 for the 2011 Period compared to $41,933 for the 2010 Period.

Loss from operations was $736,865 for the 2011 Period compared to $920,592 for the 2010 Period.  This continued decline in the loss was due to a modest decrease in Cost of Goods Sold, a decrease in sales and marketing expenses, and modest decrease in General and Administrative expenses throughout the 2011 Period.

Other income (expense) was ($1,291,730) during the 2011 Period compared to ($88,292) in the 2010 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  The derivative expense for the 2011 Period was $(485,772) compared to income of $453,921for the 2010 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  The derivative (income) expense is primarily the result of the change in our stock price.  For the 2011 Period, a decrease in our stock price on the measurement dates at the beginning and end of the year ($0.0038 at December 31, 2010 versus $0.0001 at December 31, 2011) resulted in a decreased value of the embedded conversion feature (using the Monte Carlo calculation) which resulted in derivative income.  However, this derivative income was offset by derivative expense which occurred with the change in conversion terms on 2 of the largest debentures.    Interest expense for the 2011 Period was $804,893 compared to $624,204 for the 2010 Period.  This increase in interest expense is principally a result of the amortization of debt discount on the new convertible debentures.  The debt discount is being amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2011 Period was $2,028,596 compared to net loss of $1,008,884 for the 2010 Period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2011 (the "2011 Period") we used $71,268 net cash from operating activities versus a reduction of $84,651 for the year ended December 31, 2010 (the "2010 Period").

Cash outflows from the Company's investing activities in the 2011 Period were $3,626, compared with $0 in the 2010 Period.

In the 2011 Period, the Company generated $ 75,416 in cash from financing activities.  This primarily reflects borrowings on convertible debentures.  The Company's financing activities generated $81,158 of cash during the 2010 Period.

At December 31, 2011, we had current assets of $141,261, current liabilities of $11,366,110, negative working capital of $11,224,849 and an accumulated deficit of $27,466,565.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2011:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible debt	$2,355,354	$2,206,247	$149,107	$-	$-
Notes payable	202,232	202,232	-	-	-
Notes payable, related parties	208,913	208,913	-	-	-
Small Business Administration loan	980,450	980,450	-	-	-
Operating leases	189,240	49,053	140,187	-	-

Total	$3,936,189	$3,646,895	$289,294	$-	$-

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

None.

ITEM 9A-(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2011, our principal executive officer and principal financial officer evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the company's principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

During 2010, the Company engaged an external consultant to assist in reviewing and improving its existing internal control over financial reporting with the intent of improving the design and operating effectiveness of controls and procedures.  The Company believes that these changes have improved its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on its assessment our management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

On November 11, 2011, shareholders holding in the aggregate a majority of the total voting power of the Company, by written consent in lieu of a shareholders meeting, authorized an increase in the number of authorized shares of common stock from nine hundred million (900,000,000) shares of common stock to three billion (3,000,000,000) shares of common stock.  In addition, the par value of common stock changed from par value $0.001 per share to par value $0.0001 per share.   This change was effective January 3, 2012.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, principal executive officers and significant employees as of December 31, 2011 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	55	Chief Executive Officer, Interim Chief Financial Officer, Director, Treasurer
Shanna Gerrard	55	Secretary
Martin Nielson	60	Director
John Kroon	71	Chairman, Director

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

SHANNA GERRARD has been with CoroWare since 2010 and assumed the position of Corporate Secretary in April 2011. She has over 20 years of management experience and is certified in product management and marketing.  Before coming to CoroWare, she worked in product management positions with The Church of Jesus Christ of Latter-day Saints and Intel, managing product launch and deployment of various conferencing and collaboration solutions. She has worked with information technology in a variety of industries including non-profit, semi-conductor, medical and medical technology, and legal. She has her Masters Degree in Management from Worcester Polytechnic Institute and her Bachelor’s Degree from Dartmouth University.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) of the Securities and Exchange Act of 1934

Section 16 (a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filings of Form 3 (Initial Statement of Beneficial Ownership of Securities), and 4 (Statement of Changes of Beneficial Ownership of Securities) filings of John Kroon, Lloyd Spencer, Shanna Gerrard, and Martin Nielson.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by CoroWare for years ended December 31, 2011 and 2010 to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2011 whose total compensation exceeded $100,000.
Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other Compensation	Totals
Lloyd Spencer (1)	2011	$59,542	$-	$-	$-	$-	$-	$-	$59,542
	2010	$150,000							$150,000
Jon Mandrell (2)	2010	$110,000	$-	$-	$-	$-	$-	$-	$$110,000

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

Notes:

(1)  Lloyd Spencer has served as CEO since January 28, 2008 and interim CFO since November 17, 2008. Prior to that, he was Vice President of Business Development and Director. Mr. Spencer is President of our subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000.  On May 16, 2006, Mr. Spencer entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare, Inc.’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Spencer was granted 1,667 options to purchase restricted shares of our. common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of our common stock.  On September 12, 2007, Mr. Spencer was granted options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of December 31, 2011, all 5,000 of these options have vested.

(2) Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of the Company’s common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  On February 4, 2008 these options were converted into 1,667 share of the Company’s common stock as per a directive from our board of directors.  On September 12, 2007 Mr. Hyams was grated 5,000 options to purchase restricted shares of CoroWare common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  At December 31, 2011, all 5,000 of those options are vested.

Except as described above no other equity awards were made in 2011 and 2010 to any of the Executive Officers.

Outstanding Equity Awards at Year End

The following table sets forth information for the named executive officers regarding the number of options and stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2011.

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

Director's Compensation

CoroWare, Inc. has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2011 and 2010 services, each director was awarded 4,500,000 restricted shares of our common stock.  In addition, the chairman was awarded 2,250,000 shares.  Neither director has received his shares for 2011 services.  A liability has been established for $9,374 for the remaining board fees that have yet to be paid.

The directors received the following common stock issuances for their service in 2011 and 2010:

Director	Restricted Common Stock Issued in 2011 for services	Value	Restricted Common Stock Issued in 2010 for services	Value
Martin Nielson	-	$-	803,592	$2,250
John Kroon	-	-	-	-

Total	-	$-	803,592	$2,250

Employment Agreements with Executive Officers

Currently there is an employment agreement with Lloyd Spencer, CEO and interim CFO of CoroWare, Inc., and President and CEO of CoroWare Technologies, Inc.  We entered into a five year employment agreement with Mr. Spencer on May 16, 2006.  Under the terms of this agreement, Mr. Spencer is to serve as the President of CoroWare and to provide services as needed.  His salary is $150,000 per annum, of which $125,281 was deferred in 2010.  During 2011, Mr. Spencer reduced his annual salary to 59,541, of which $40,000 was deferred.  An annual bonus may be awarded at the discretion of the board of directors.  At the inception of the agreement, Mr. Spencer was awarded 16,667 stock options to purchase CoroWare, Inc. common stock at $5.40 per share.  These options vest annually over three years and terminate on the tenth anniversary of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2011 by each person or entity known by us to be the beneficial owner of more than 5% of any class of our voting securities, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 2,153,324,939 shares of common stock outstanding and 100,000 shares of Series D Convertible Preferred Stock outstanding as of April 11, 2012. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from April 11, 2012 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficial Ownership	Percent of Class
Lloyd Spencer
18529 NE 184th Street	10,842,917	0.504%
Woodinville, WA 98072
Shanna Gerrard
131 Wildwood Dr	1,000,000	0.046%
Prescott AZ 86305
Martin Nielsen
12111 Hilltop Drive	2,317,412	0.108%
Los Altos, CA 94024
John Kroon
PO Box 3846	28,739	0.001%
Rancho Santa Fe, CA 92067

Directors and Officers as a Group (4 persons)	14,189,068	0.659%

Name of Series D Stockholder	Number of Shares of Common Stock Held	Number of Shares of Series D Preferred held	Number of Votes held by such Series D Stockholder(1)	Number of Votes	Percentage of the Voting Equity
Lloyd Spencer	10,842,917	60,000	6,000,000,000	6,010,841,917	48.9%
Shanna Gerrard	1,000,000	20,000	2,000,000,000	2,001,000,000	16.3%
Jared Robert	103,448,276	20,000	2,000,000,000	2,103,448,276	17.1%

(1)
Each share of Series D Convertible Preferred Stock (“Series D Preferred”) has the equivalent of one hundred thousand (100,000) votes of common stock. Currently, there are 3 holders of Series D Preferred Stock, namely Lloyd Spencer (60,000 shares), Shanna Gerrard (20,000 shares) and Jared Robert (20,000 shares)_ (together, the “ Series D Stockholders”), collectively holding 100,000 shares of Series D Preferred, resulting in the Series D Stockholders holding in the aggregate a majority of the total voting power of all issued and outstanding voting shares of the Company.

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

We also entered into short-term debt obligations other than in the ordinary course of business.  The following table sets forth the pertinent information relating to the obligations:

Lender	Interest Rate	Original Amount of Loan	Outstanding Balance at December 31, 2011	Date of Loan	Due Date
Rick Wynns	5%	$27,500	$-	Jul 22, 2005	Dec 31, 2007
Rick Wynns	21%	$25,000	$25,000	Jul 27, 2010	Jan 23, 2011
Amy Spencer	18%	$50,000	$50,000	Jul 3, 2008	Dec 20, 2008

Raphael Cariou	18%	$87,900	$-	Jul 3–Dec 19, 2008	Various dates thru Jun 30, 2009
John Kroon	18%	$10,000	$10,000	Mar 17, 2010	Sep 13, 2010
Lloyd Spencer	18%	$223,629	$118,913	Feb 2 – Aug 14, 2009	Various dates thru Mar 16, 2010

On July 22, 2005 CoroWare borrowed $30,000 from a beneficial shareholder and then-director, Rick Wynns, and entered into a short term note requiring interest at the annual rate of 5%, maturing in six months, and principal and accrued interest are convertible into CoroWare common stock at $0.15 per share. A payment of $2,500 was made during the 4th quarter of 2006.  The due date of the note was extended to December 31, 2008.  To date there have been no conversions.  In addition in October 2005 we entered into a second short-term obligation with Mr. Wynns for $30,000.  The note bears interest at 10% and matured in April 2006.  A $20,000 principal payment was made on this note in May 2006.  The due date of the note was extended to December 31, 2007.   In October 2005, we entered into a third short-term obligation with Mr. Wynns for $30,000.  This note bears interest at 10% and also matured in April 2006.  This note was also extended through December 31, 2007.  During the 4th quarter of 2010, Mr. Wynns sold $40,000 of these notes to an outside third party and then made an additional loan to the Company of $25,000 bearing interest at 21% and maturing January 23, 2011.  That note is currently in default.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP and Lake & Associates CPAs LLC for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010, were $70,848 and $68,000, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP and Lake & Associates CPAs LLC for audit related fees for fiscal years 2011 and 2010 were $0 and $2,000, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by LBB & Associates Ltd., LLP and Lake & Associates CPAs LLC for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2011 and 2010 were $0 and $0, respectively.

(4) All Other Fees

No other fees were paid to LBB & Associates Ltd., LLP and Lake & Associates CPAs LLC for fiscal years 2011 and 2010.

(5) Audit Committee Policies and Procedures

The Registrant does have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by LBB & Associates Ltd., LLP and Lake & Associates for fiscal years 2011 and 2010.

(6) Audit Work Attributed to Persons Other than LBB & Associates Ltd., LLP and Lake & Associates CPAs LLC

Not applicable.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.1.1	Amendment to Articles of Incorporation as of January 3, 2012

3.2	Bylaws (2)
4.1 4.2	Certificate of Designation of Series D Convertible Preferred Stock dated November 10, 2011 ( ) Certificate of Designation of Series E Convertible Preferred Stock dated March 9, 2012 ( )
10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between CoroWare Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., CoroWare Technologies Inc. and CoroWare, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25t, 2007 (22)

10.46	Secured Convertible Debenture, dated October 25th, 2007 (22)

10.47	Redemption Warrant, dated October 25th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25th, 2007 (22)

10.49	Security Agreement, dated October 25th, 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25th, 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20th, 2008 (23)

10.57	Secured Convertible Debenture, dated March 20th, 2008 (23)

10.58	Warrant, dated March 20th, 2008 (23)

10.59	Registration Rights Agreement, dated March 20th, 2008 (23)

10.60	Security Agreement, dated November 2nd, 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29th, 2007 (23)

10.62	Amendment Agreement, dated March 20th, 2008 (23)

10.63	Amendment to Articles of Incorporation dated April 23, 2008

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

10.67	Joint Venture Agreement

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

* Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)	Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)	Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)	Incorporated by reference to the Form 10-Q filed on May 20, 2008.

(27)	Incorporated by reference to the Form S-8 filed on May 29, 2008.

(28)	Incorporated by reference to the Form S-8 filed on July 30, 2008.

(29)	Incorporated by reference to the Form 10-Q filed on August 19, 2008.

(30)	Incorporated by reference to the Form 8-K filed on November 19, 2008.

(31)	Incorporated by reference to the Form 10-Q filed on November 19, 2008.

(32)	Incorporated by reference to the Form 8-K filed on March 18, 2009.

(33)	Incorporated by reference to the Form 8-K filed on April 7, 2009.

(34)	Incorporated by reference to the Form 5 filed on May 12, 2009.

(35)	Incorporated by reference to the Form 10-K filed on May 18, 2009.

(36)	Incorporated by reference to the Form 10Q filed on May 20, 2009.

(37)	Incorporated by reference to the Form 8-K filed on August 7, 2009.

(38)	Incorporated by reference to the Form 10Q filed on August 19, 2009.

(39)	Incorporated by reference to the Form 8-K filed on August 28, 2009.

(40)	Incorporated by reference to the Form 8-K filed on October 22, 2009.

(41)	Incorporated by reference to the Form 10Q filed on November 23, 2009.

(42)	Incorporated by reference to the Form S-8 filed on December 16, 2009.

(43)	Incorporated by reference to the Form 8-K filed on January 10, 2010.

(44)	Incorporated by reference to the Form S-8 filed on March 29, 2010.

(45)	Incorporated by reference to the Form 10K filed on May 12, 2010.

(46)	Incorporated by reference to the Form 10Q filed on May 24, 2010.

(47)	Incorporated by reference to the Form 10Q filed on August 23, 2010.

(48)	Incorporated by reference to the Form 8K filed on September 17, 2010.

(49)	Incorporated by reference to the Form 10Q filed on November 22, 2010.

(50)	Incorporated by reference to the Form SC 13G filed on December 2, 2010.

(51)	Incorporated by reference to the Form S-8 filed on December 21, 2010.

(52)	Incorporated by reference to the Form 10K/A filed on January 5, 2011.

(53)	Incorporated by reference to the Form S-8 POS filed on February 22, 2011.

(54)	Incorporated by reference to the Form 8K filed on March 16, 2011.

(55)	Incorporated by reference to the Form NT 10-K filed on March 30, 2011.

(56)	Incorporated by reference to the Form 8K filed on April 14, 2011.

(57)	Incorporated by reference to the Form 10K filed on April 15, 2011.

(58)	Incorporated by reference to the Form NT 10-Q filed on May 16, 2011.

(59)	Incorporated by reference to the Form 10-Q filed on June 6, 2011.

(60)	Incorporated by reference to the Form Pre 14C filed on June 24, 2011.

(61)	Incorporated by reference to the Form Def 14A filed on July 29, 2011.

(62)	Incorporated by reference to the Form NT 10-Q filed on August 15, 2011.

(63)	Incorporated by reference to the Form Defr 14A filed on August 18, 2011.

(64)	Incorporated by reference to the Form 10-Q filed on August 19, 2011.

(65)	Incorporated by reference to the Form 10-Q/A filed on September 22, 2011.

(66)	Incorporated by reference to the Form 8K filed on September 23, 2011.

(67)	Incorporated by reference to the Form 3 filed on October 3, 2011.

(68)	Incorporated by reference to the Form 4 filed on October 3, 2011.

(69)	Incorporated by reference to the Form 8K filed on November 9, 2011.

(70)	Incorporated by reference to the Form 8KA filed on November 14, 2011.

(71)	Incorporated by reference to the Form NT 10-Q filed on November 14, 2011.

(72)	Incorporated by reference to the Form 8K filed on November 16, 2011.

(73)	Incorporated by reference to the Form Pre 14C filed on November 16, 2011.

(74)	Incorporated by reference to the Form 10-Q filed on November 21, 2011.

(75)

(76)

(77)

(78)	Incorporated by reference to the Form 8K/A filed December 12, 2011.

(79)	Incorporated by reference to the Form 8K/A filed on December 12, 2011.

(80)	Incorporated by reference to the Form Pre 14C filed on December 12, 2011.

(81)	Incorporated by reference to the Form Def 14C filed on December 12, 2011

(82)	Incorporated by reference to the Form 8K/A filed on December 13, 2011.

(83)	Incorporated by reference to the Form S-8 filed on March 7, 2012.

(84)	Incorporated by reference to the Form 8-K filed on March 7, 2012.

(85)	Incorporated by reference to the Form NT-10K filed on March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2012

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer, Director (Principal Executive Officer and Principal Accounting and Financial Officer),	April 16, 2012

/s/ John Kroon
John Kroon	Chairman of the Board of Directors	April 16, 2012

/s/ Martin Nielson
Martin Nielson	Director	April 16, 2012

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and December 31, 2010	F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2011 and December 31, 2010	F-5 – F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and December 31, 2010	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-32

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CoroWare, Inc.
Kirkland, WA

We have audited the accompanying consolidated balance sheet of CoroWare, Inc. (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoroWare, Inc. as of December 31, 2010 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 14, 2011

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

ASSETS
	2011	2010

Current assets:
Cash	$522	$-
Accounts receivable, net	129,438	188,988
Inventory	3,783	4,818
Other current assets	7,518	3,673
Total current assets	141,261	204,479
Property and equipment, net	24,333	31,391
Intangible assets, net	-	11,081
Other assets, net	6,927	4,731
TOTAL ASSETS	172,521	251,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$125,456	$124,991
Obligations collateralized by receivables	107,730	102,389
Accounts payable and accrued expenses	4,442,905	3,811,415
Accrued expenses, related parties	111,466	150,536
Notes payable	202,232	263,133
Notes payable, related parties	208,913	292,812
Derivative liability	2,798,366	1,825,216
Current maturities of convertible debt, net of discount	2,206,247	2,292,410
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	106,443	260,958
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	75,901	-
Small business administration loan	980,450	982,450
Total current liabilities	11,366,110	10,106,310

Convertible debentures, net of current maturities	149,107	-
Total liabilities	11,515,217	10,106,310
Commitments

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
796,117,874 and 88,590,637 shares issued and 796,117,040 and 88,589,803
outstanding at December 31, 2010 and 2009, respectively	796,118	88,591
Additional paid-in capital	15,363,451	15,530,450
Accumulated deficit	(27,466,565)	(25,437,969)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(11,342,696)	(9,854,629)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,521	$251,682

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenues	$1,799,352	$2,009,563

Cost of revenues	1,214,737	1,502,230

Gross profit	584,615	507,333

Operating expenses:
General and administration	863,299	954,001
Sales and marketing	314,195	339,032
Research and development	122,221	92,959
Depreciation and amortization	21,765	41,933

Total operating expenses	1,321,480	1,427,925

Loss from operations before other income (expense)	(736,865)	(920,592)

Other income (expense):
Gain on sale of patents	-	-
Interest expense	(804,893)	(624,204)
Derivative income (expense)	(485,772)	453,921
Other income		31,265
Gain (loss) on debt redemptions	(76,582)	50,726
Gain (Loss) on extinguishment of debt	75,517
Total other income (expense)	(1,291,730)	(88,292)

Net loss	$(2,028,596)	$(1,008,884)
Net loss per share:
Basic and diluted	$(0.00)	$(0.05)
Weighted average shares outstanding – Basic and diluted	43,152,766,014	22,266,735

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2011

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Treasury Stock		Total

Balances, December 31, 2010	88,590,637	$88,591	$15,530,450	$(25,437,969)		$(35,700)	$(9,854,628)

Common stock issued in satisfaction of payables	196,789,147	196,789	84,062	-		-	280,851
Common stock issued for services and compensation	1,000,000	1,000	2,300		-	-	3,300
Common stock issued for redemption of convertible debenture	436,373,253	436,373	(184,308)		-	-	252,065

Common stock issued for notes payable	73,364,837	73,365	5,239	-		-	78,604

Transfer preferred stock to liability			(74,292)				(74,292)

Net loss				(2,028,596)		-	(2,028,596)

Balances, December 31, 2011	796,118,874	$796,118	$15,363,451	$($27,466,565)		$(35,700)	$(11,342,696)

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2010

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances, December 31, 2009	4,506,191	$4,506	$14,901,673	$(24,429,085)	$ (35,700)	$	(9,558,606)

Common stock issued in satisfaction of payables	50,541,118	50,541	310,787	-	-		361,328
Common stock issued for services and compensation	11,432,471	11,433	130,220	-	-		141,653
Common stock issued for redemption of convertible debenture	20,360,857	20,361	162,386	-	-		182,747
Stock option expense	-	-	20,134	-	-		20,134
Common stock issued for investment in joint venture	1,750,000	1,750	5,250	-	-		7,000
Net loss	-	-	-	(1,008,884)	-		(1,008,884)

Balances, December 31, 2010	88,590,637	$88,591	$15,530,450	$(25,437,969)	$ (35,700)		$(9,854,628)

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,028,596)	$(1,008,884)
Adjustments to reconcile net loss to cash flows from
operating activities:
Depreciation and amortization	21,765	41,933
Stock issued for services and compensation	3,300	141,653
Stock option expense		20,134
Amortization of debt discount	297,209	62,005
Amortization of deferred financing costs	6,805	6,250
Derivative (income) loss	485,772	(453,921)
(Gain) loss on debt redemptions	(75,516)	(50,726)
Changes in operating assets and liabilities:
Accounts receivable, net	59,550	127
Inventory	1,035	1,939
Other assets	2,155	25,305
Accounts payable and accrued expenses	1,161,640	1,067,436
Accrued expenses, related parties	(6,387)	62,098
NET CASH FLOWS FROM OPERATING ACTIVITIES	(71,268)	(84,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(3,626)	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(3,626)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from obligations collateralized by receivables	5,341	102,389
Net proceeds from lines of credit	465	1,295
Proceeds from convertible debt financings	80,000	-
Payments on long-term debt	(2,000)	-
Payments on notes payable	(8,692)	(101,948)
Payments on notes payable, related parties	(14,698)	(46,218)
Proceeds from notes payable	15,000	80,640
Proceeds from notes payable, related parties	-	45,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	75,416	81,158

NET CHANGE IN CASH	522	(3,493)
Cash, beginning of year	-	3,493
Cash, end of year	$522	$-

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2011 and 2010

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$500

Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued for joint venture contribution	$-	$7,000
Common stock issued in satisfaction of accounts and notes payable	$280,849	$361,328
Common stock issued for redemption of convertible debentures	$330,669	$182,747

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Nature of the Company:

CoroWare, Inc ("CoroWare" or "the Company") is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. ("CTI"), has expertise in information technology consulting, mobile robotics, and affordable collaboration.  Through its subsidiary, the Company delivers custom engineering services, hardware and software products, and subscription services that benefit customers in North America, Europe, Australia, Asia and the Middle East.  Their customers span multiple industry sectors and comprise universities, software and hardware product development companies, and non-profit organizations.  The company also maintains a Near Shore practice which is comprised of multiple subcontracting companies with whom the company maintains close working relationships.  Through these relationships, the Company is able to provide services in South America.

COROWARE TECHNOLOGIES, INC.

CoroWare Technologies comprises three separately managed lines of business:
•	CoroWare Business Solutions: (CBS) IT and lab management; business intelligence, software architecture, design and development; content delivery; partner and program management.
•	Robotics and Automation: (R&A) Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.
•	Enhanced Collaboration Solutions: (ECS) High definition video conferencing and communications products, solutions and subscription services.

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Summary of significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less.

Accounts receivable:

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. At December 31, 2011 and December 31, 2010, no allowance was deemed necessary.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renovations, renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to ten years.

Intangible assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of the unamortized cost basis of employment contracts and customer lists.  These assets were amortized on a straight line basis over the estimated useful lives ranging from 3 to 5 years and are fully amortized as of December 31, 2011.

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

There were no options granted during the years ending December 31, 2011 and 2010.

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

Our collaboration revenue is comprised of both services and products.  Collaboration service revenues are generated through the sale of CoroCallTM, a managed collaboration service.  Our contracts provide for usage pricing or when paid for pre-paid service.  We recognize this revenue in the period that the services or minutes are used and prepaid.    Product revenues are realized partly through the sale of Vidyo’s product line, including room systems and back-end infrastructure, and partly through the sale of CoroWare collaboration products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems, and partly through sales of accessories.  Revenues for these products are recognized when the product is delivered to the customer.

Research and development:

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses from continuing operations for the years ended December 31, 2011 and 2010 were $122,221 and $92,959 respectively.

Advertising expense:

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2011 and 2010 were $7,400 and $14,134, respectively.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At December 31, 2011 and 2010, the Company’s revenues and receivables were comprised of the following customer concentrations:
	2011		2010
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	23%	24%	36%	61%
Customer 2	51%	24%	34%	2%
Customer 3	-	-	5%	0%

Basic and diluted loss per share:

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2011 and 2010 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2011 and 2010, there were cumulative undeclared dividends to Preferred Series B shareholders of $39,917 and $31,933, respectively, the obligation for which is contingent on declaration by the board of directors.  At December 31, 2011 and 2010, there were accrued unpaid dividends of $15,969, respectively.  This balance is part of accounts payable and accrued expenses.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the years ended December 31, 2011 and 2010 of $2,028,596 and $1,008,884, respectively. Because of these losses and the Company's working capital deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN (Continued)

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined balance due to factors as of December 31, 2011 and 2010 was $107,730 and $102,389.  Factor expense charged to operations for the years ended December 31, 2011 and 2010 amounted to, $44,155 and $27,335, respectively.

We have adopted the FASB’s amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings.  Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale.  As a result, affected accounts receivable are reported under Current Assets within the Company’s balance sheet as “Trade receivables” subject to reserves for doubtful accounts, returns and other allowances.  Similarly, the net liability owing to Capefirst appears as “Obligations collateralized by receivables” within the Current Liabilities section of the Company’s balance sheet.  Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company’s Consolidated Statements of Cash Flows. Early adoption of this amended guidance was not permitted.  Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2011 and 2010:
	2011	2010
Computer equipment	$82,260	$78,634
Furniture and fixtures	7,862	7,862
	90,122	86,496
Less: accumulated depreciation	(65,789)	(55,105)
	$24,333	$31,391

Depreciation expense for the years ended December 31, 2011 and 2010 was $10,684 and $15,333, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, which arose during the Company’s business acquisitions activities, consisted of the following at December 31, 2011 and 2010:
	2011	2010	Life
Employment contracts	$132,977	$132,977	5 Years
Customer lists	605,242	605,242	3 Years
	738,219	738,219
Less: accumulated amortization	(738,219)	(727,138)
	$-	$11,081
Amortization expense amounting to $11,081 and $26,600 during the years ended December 31, 2011 and 2010, respectively is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2011 and 2010:

		2011			2010

		Related Party		Other	Related Party	Other
Notes payable – Merger	6(a)	$		$ 100,000	$-	$155,000
Notes payable – Shareholders	6(b)		208,913		275,312	-
Note payable – Third party	6(c)			45,000	-	45,000
Notes payable – Yorkville	6(d)			37,500	-	37,500
Other notes payable	6(e)		-	19,732	17,500	25,633
			$208,913	$202,232	$292,812	$263,133

(a)  Notes payable - Merger:

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005.  None of these warrants were exercised prior to their expiration.  This instrument is in default.  During the 4th quarter of 2010, one of these notes with an outstanding balance of $75,000 was sold to a third party by the original investor.  The terms of the note were changed such that the note became a convertible debenture.  See the $75,000 Collins financing in Note 9(d).  During 2011, two additional merger notes aggregating $55,000 were sold to third parties by the original investors and simultaneously converted to convertible debentures.  See the $25,000 Tangiers financing in Note 9(k) and the $65,000 Panache financing in Note 9(n).

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

Additionally, during 2011 and 2010, the Company entered into various unsecured notes with shareholders aggregating $5,000 and $45,000, respectively.  The notes bear interest at 18% and matured at various dates through June 2011.  Repayments of $14,699 and $106,218 ($60,000 in stock) were made during 2011 and 2010, respectively.  During 2011, $74,200 of these notes were sold to third parties and simultaneously re-stated as convertible debentures.  See Note 9(e) and 9(j).

(c) Notes payable – Third party:

Note payable to a third party bearing interest at 5%; payable in 9 monthly installments of $5,000; matured March 2008. The note is currently in default and is accruing default interest at 18% ($29,450 through December 31, 2011).

(d)  Notes payable – Yorkville:

During August 2008, the Company entered into 2 short-term notes with Yorkville that bear interest at 18% and matured in December 2008. This transaction was recorded as an inducement expense of $3,750 during the year ended December 31, 2008. These instruments are in default.

(e) Other notes payable

Other notes payable consist of two notes to third parties.  The note bear interest at rates ranging from 0.8% to 21% and matured through December 31, 2011.  Both of these notes are in default.

NOTE 7 – LINES OF CREDIT

The Company has numerous unsecured lines of credit with various financial institutions bearing annual interest at rates ranging from 4.75% to 36.00%.   At December 31, 2011 and 2010 the company had aggregate outstanding balances on these lines of $125,456 and $124,991, respectively.  These lines of credit have no collateral and are payable monthly.

NOTE 8 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at December 31, 2011 and 2010 was $980,450 and $982,450, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company and the Small Business Administration reached an agreement in November 2010 whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011.  The Company only made four  payments under the modification agreement.  The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default.  Contractual maturities of long term debt are as follows:

For the year ending December 31,	Small business administration loan	Convertible debt (1)	Combined
2012	$980,450	$2,206,247	$3,186,697
2013	-	149,107	149,107
	$980,450	$2,355,354	$3,335,804

(1) Carried at face value, net of discount.  See Note 9.

NOTE 9 - CONVERTIBLE DEBT
The following table illustrates the carrying value of convertible debt at December 31, 2011 and 2010:

Financing	Note	2011	2010
$2,825,000 Yorkville financing	9(a)	$ 478,258	$ 1,380,141
$ 600,000 Yorkville financing	9(b)	600,000	600,000
$ 300,000 Yorkville financing	9(c)	300,000	300,000
$ 75,000 Collins financing	9(d)	34,679	12,269
$ 27,500 Asher financing	9(e)	19,951	-
$ 10,750 Barclay financing	9(f)	10,750	-
$ 9,750 Mackie financing	9(g)	8,524	-
$ 170,562 Ratzker financing	9(h)	79,319	-
$ 67,042 Harvey financing	9(i)	62,675	-
$ 89,383 Cariou financing	9(j)	83,077	-
$ 10,000 Tangiers financing	9(l)	7,895	-
$ 15,000 Tangiers financing	9(m)	10,764	-
$ 65,000 Panache financing	9(n)	29,602	-
$ 15,000 Panache financing	9(o)	5,612	-
$ 567,200 Westmount financing	9(p)	537,318	-
$ 170,561 Redwood financing	9(q)	69,788	-
$ 21,962 Premier financing	9(r)	17,142
		2,355,354	2,292,410

Less: Current portion of convertible debt		(2,206,247)	(2,292,410)
Long-term portion of convertible debt		$ 149,107	$ -

(a)  $2,825,000 Convertible debenture financing:

The Company is party to a convertible debenture with Yorkville which provided for the sale of its 14% secured convertible debentures in the original aggregate principal amount of $2,825,000, net of deferred financing costs of $263,143.  The note was originally executed in three tranches as follows:  Tranche 1 for $1,250,000 on July 21, 2006, Tranche 2 for $575,000 on August 21, 2006 and Tranche 3 for $1,000,000 on December 7, 2006.

The Debenture matures on the third anniversary of the date of issuance (see Note 8 for debt maturity schedule). The holder of the Debenture may, at any time, convert amounts outstanding under the Debentures into shares of common stock of the Company at the lesser of $6.00 or 85% of the 30-day VWAP.  The Company's obligations under the Purchase Agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

Under the Purchase Agreement, the Company also issued to Yorkville five-year warrants to purchase 3,333 and 5,000 shares of Common Stock at prices equal to $150 and $300, respectively, together with three-year warrants to purchase 7,667, 6,667 and 8,333 shares of Common Stock at prices equal to $75, $195 and $225, respectively.  All of these warrants have expired unexercised.

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

The following redemptions have occurred in conjunction with this debenture financing:

Date of Redemption	Principal Redeemed	Number of shares issued
2006	$ 25,000	629
2007	$ 930,000	59,946
2008	$ 280,051	925,794
2009	$ 30,000	573,220
2010	$ 137,300	20,360,857
2011	$ 50,170	55,536,746

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

On December 31, 2010, Yorkville assigned 46.3% of Tranche 1 (aggregating $341,123 principal and $227,140 interest) to an unrelated third party (“Ratzker”).  See discussion below in Note 9(h).  On January 12, 2011, Yorkville assigned 100% of Tranche 2 (aggregating $567,200 in principal and $317,510 in interest) to an unrelated third party (“Westmount”).  See discussion below in Note 9(p).

The remaining portions of Tranche 1 ($395,628 principal) and Tranche 3 ($82,630 principal) remain with Yorkville and are currently in default.  Management is working with Yorkville to develop a plan for repayment of this debt.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

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

The Company had the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 12% redemption premium plus accrued interest provided that the closing bid price of the Common Stock is less than the Conversion Price and there is an effective Registration Statement covering the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants (as defined below).  In addition, beginning on the issuance date, Yorkville may require the Company to convert any amounts owed.  However, Yorkville may not require the Company to redeem the Debentures if the closing bid price of the Common Stock exceeds the Conversion Price for each of the five consecutive trading days immediately prior to the redemption date, and the Registration Statement has been declared effective and remains effective on the redemption date. The Company has the option, in its sole discretion, to settle any requested conversions by either paying cash and a 12% redemption premium plus accrued interest or issuing the number of shares of the Company’s common stock equal to the cash amount owed divided by a stock price equal to 85% of the 30 day VWAP.

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $706,800 at inception.

This convertible debenture matured in 2009 and is currently in default.  Management is working with Yorkville to develop a plan for repayment of this debt.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $150,000 at inception.  The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.  The fair value allocated to the warrants instruments was $50,000 at inception. The remaining $100,000 was allocated to the carrying value of the debenture.

This convertible debenture matured in 2010 and is currently in default.  Management is working with Yorkville to develop a plan for repayment of this debt.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

(d) $75,000 Collins financing:

On December 9, 2010, the Company amended a note payable that has been outstanding from February 11, 2003.  The amended terms of the note call for a variable conversion price of 70% of the market price.  The market price is defined as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the date the conversion notice is sent by the holder.  The Debenture matured on June 27, 2003 and remains in default.

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

Effective Term (using the estimated remaining term of the host instrument); Effective Volatility (141.39%); and Effective Risk Adjusted Yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $61,039 at inception.  The remaining $13,961 was allocated to the carrying value of the debenture.  As of December 31, 2010, this note carried a discount of $53,341 which is being amortized using the effective interest method over the estimated life of 10 months.

During December 2010, the original holder of the note sold it to a third party investor (“Collins”) with all of the terms remaining the same.  Collins subsequently made the following conversions:

Date of Redemption	Principal Redeemed	Number of shares issued
2010	$ 9,300	3,100,000
2011	$ 20,290	21,500,000

(a)	$27,500 Asher financing:

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (145.01% - 130.17%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $36,729 at inception.  Derivative expense of $9,229 was recognized at inception.

This convertible debenture matured in November 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

During 2011, Asher converted $2,000 of the convertible debenture into 33,333,333 shares of the Company’s common stock.  The Company recognized a loss on redemption of $114.

(b)	$10,750 Barclay financing:

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (155.39% - 117.57%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $12,369 at inception.  Derivative expense of $1,619 was recognized at inception.

This convertible debenture matured July 28, 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(c)	$9,750 Mackie financing:

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

This convertible debenture matured February 18, 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(h) $ 170,562 Ratzker financing:

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

The modification was analyzed in accordance with current accounting standards and was determined not to be a troubled debt restricting or an extinguishment of debt.  As such, it was accounted for as a modification and no gain or loss was recognized on the transaction.  A debt discount of $236,779 was recognized for the difference in the fair value of the embedded conversion feature before and after the modification date.  A new effective rate was calculated for the new debenture and the related debt discount is being amortized using the effective interest rate over the new 2 year term of the underlying loan.  Amortization for the year ended December 31, 2011 was $32,864.

On March 21, 2011, Ratzker transferred 50% of his ownership interest in this debenture to another unrelated party (“Redwood”).  The terms of the debenture did not change with that transfer.  As such, this transfer was also considered an assignment between debt holders and did not have an accounting impact on the Company.  See discussion below in Note 9(q) for Redwood financing.

With the extension of the maturity date, this debenture is no longer in default and has been reclassified to long-term liabilities on the accompanying balance sheet.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(i) $67,042 Harvey financing:

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

This convertible debenture matured May 2, 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

As of December 31, 2011, there have been no conversions on this convertible debenture.

(j) $89,383 Cariou financing:

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $44,720 at inception.

This convertible debenture matured May 4, 2011 and is currently in default.  In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

As of December 31, 2011, there have been no conversions on this convertible debenture.

 (k) $25,000 Tangiers financing:

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

During 2011, the entire $25,000 was converted into 96,153,846 shares of CoroWare common stock.  CoroWare recognized a loss of $16,923 and $13,846, respectively, on the conversion of the $10,000 tranche and the $15,000 tranche.

 (l) $10,000 Tangiers financing:

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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $5,877 at inception.

As of December 31, 2011, there have been no conversions on this convertible debenture.

 (m) $15,000 Tangiers financing:

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

As of December 31, 2011, there have been no conversions on this convertible debenture.

(n) $65,000 Panache financing:

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

During 2011, Panache converted $8,400 of principal into 42,000,000 shares of the Company’s common stock.

 (o) $15,000 Panache financing:

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

As of December 31, 2011, there have been no conversions on this convertible debenture.

(p) $567,200 Westmount financing:

On January 12, 2011, Yorkville assigned 100% of Tranche 2 of its $2,825,000 debenture (aggregating $567,200 in principal and $317,510 in interest) to an unrelated third party (“Westmount”).  The terms of the note did not change.    As such, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  The note calls for interest at 14%.  This note matured August 22, 2009 and is currently in default.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to the lower of $0.02 per share or 85% of the lowest volume weighted average price in the 30 days prior to the conversion date.  The Company's obligations under the purchase agreement are secured by substantially all of the assets of the Company and those of its wholly owned subsidiary, CoroWare Technologies, Inc.

In order to estimate a value for the embedded conversion feature for financial statement presentation at December 31, 2011, management needed to make certain assumptions about the estimated maturity date of this debt.  It was estimated that this debt would not be called prior to November 1, 2012.

During 2011, $29,882 of principal was converted into 66,682,665 shares of the Company’s common stock.

 (q)  $170,561 Redwood financing:

On March 21, 2011, Ratzker (see Note 9(h)) transferred 50% of his ownership interest in his convertible debenture to another unrelated party (“Redwood”).  The terms of the note did not change.   As such, there was no accounting impact for CoroWare as it was merely an assignment between debt holders.  The note calls for interest at 5% through the maturity date of March 18, 2013.

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

During 2011, Redwood converted $36,700 of principal into 101,666,663 shares of the Company’s common stock.

(r) $21,962 Premier financing:

On October 5, 2011, the Company entered into a $21,962 Convertible Note Agreement with an unrelated third party (“Premier”).  The note calls for interest at 10% through the maturity date of March 5, 2012.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal the average closing bid prices for the Company’s common stock for  the 5 trading days prior to but not including the date of conversion.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (288.54%); and effective risk adjusted yield (6.25%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $10,844 at inception.

As of December 31, 2011, there have been no conversions on this convertible debenture.

The following table illustrates the components of derivative liabilities at December 31, 2011:

	Note	Compound derivative	Warrant liability	Total
$2,825,000 Yorkville financing	9(a)	608,013	-	608,013
$ 600,000 Yorkville financing	9(b)	586,883	5,250	592,133
$ 300,000 Yorkville financing	9(c)	-	-	-
$ 75,000 Collins financing	9(d)	40,672	-	40,672
$ 27,500 Asher financing	9(e)	33,328	-	33,328
$ 10,750 Barclay financing	9(f)	7,942	-	7,942
$ 9,750 Mackie financing	9(g)	5,262	-	5,262
$ 170,562 Ratzker financing	9(h)	203,734	-	203,734
$ 67,042 Harvey financing	9(i)	38,797	-	38,797
$ 89,383 Cariou financing	9(j)	51,949	-	51,949
$ 10,000 Tangiers financing	9(l)	18,941	-	18,941
$ 15,000 Tangiers financing	9(m)	15,821	-	15,821
$ 65,000 Panache financing	9(n)	86,149	-	86,149
$ 15,000 Panache financing	9(o)	12,843	-	12,843
$ 567,200 Westmount financing	9(p)	785,900	-	785,900
$ 170,561 Redwood financing	9(q)	287,328	-	287,328
$ 21,962 Premier financing	9(r)	9,554	-	9,554
		2,793,116	5,250	2,798,366

The following table illustrates the components of derivative liabilities at December 31, 2010:

	Note		Compound derivative	Warrant liability	Total
$2,825,000 financing	9	(a)	$1,414,222	$6	$1,414,228
$ 600,000 financing	9	(b)	366,434	6,300	372,734
$ 300,000 financing	9	(c)	-	27	27
			38,227	-	38,227
			$1,818,883	$6,333	$1,825,216

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2011:

Financing or other contractual arrangement:	Note		Conversion Features	Warrants	Total
$2,825,000 Yorkville financing	9	(a)	9,436,474,855	-	9,436,474,855
$ 600,000 Yorkville financing	9	(b)	9,465,863,014	52,500,000	9,518,363,014
$ 300,000 Yorkville financing	9	(c)	76,121	33,333	109,454
$ 75,000 Collins financing	9	(d)	656,005,930	-	656,005,930
$ 27,500 Asher financing	9	(e)	537,552,511	-	537,552,511
$ 10,750 Barclay financing	9	(f)	128,095,822	-	128,095,822
$ 9,750 Mackie financing	9	(g)	84,873,548	-	84,873,548
$ 170,562 Ratzker financing	9	(h)	2,910,474,184	-	2,910,474,184
$ 67,042 Harvey financing	9	(i)	746,105,076	-	746,105,076
$ 89,383 Cariou financing	9	(j)	999,032,264	-	999,032,264
$ 10,000 Tangiers financing	9	(l)	163,287,671	-	163,287,671
$ 15,000 Tangiers financing	9	(m)	243,414,120	-	243,414,120
$ 65,000 Panache financing	9	(n)	1,230,695,890	-	1,230,695,890
$ 15,000 Panache financing	9	(o)	183,471,394	-	183,471,394
$ 567,200 Westmount financing	9	(p)	10,915,281,489	-	10,915,281,489
$ 170,561 Redwood financing	9	(q)	3,882,816,312	-	3,882,816,312
$ 21,962 Premier financing	9	(r)	140,496,630	-	140,496,630
Preferred Stock, Series B	12	(b)	1,064,440,000		1,064,440,000
Preferred Stock, Series D	12	(d)	759,013,283		759,013,283
			43,547,470,114	52,533,333	43,600,003,447

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2010:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
$2,825,000 Convertible Note Financing	9(a)	407,468,034	8,333	407,476,367
$ 600,000 Convertible Note Financing	9(b)	147,899,063	1,141,304	149,040,367
$ 300,000 Convertible Note Financing	9(c)	67,490	33,333	100,823
$ 75,000 Convertible Note Financing	9(d)	21,524,026	-	21,524,026
		576,958,613	1,182,970	578,141,583

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	-	367,903	(23,917)	$343,986
$ 600,000 Yorkville financing	-	(219,399)	-	(219,399)
$ 300,000 Yorkville financing	-	26	-	26
$ 75,000 Collins financing	-	(2,437)	(22,742)	(25,179)
$ 27,500 Asher financing	(9,229)	3,400	(2,975)	(8,804)
$ 10,750 Barclay financing	(1,619)	4,427	-	2,808
$ 9,750 Mackie financing	-	(1,772)	-	(1,772)
$ 170,562 Ratzker financing	-	53,337	-	53,337
$ 67,042 Harvey financing	-	(8,786)	-	(8,786)
$ 89,383 Cariou financing	-	(7,229)	-	(7,229)
$ 25,000 Tangiers financing	(1,662)	22,462	-	(20,800)
$ 10,000 Tangiers financing	-	(13,064)	-	(13,064)
$ 15,000 Tangiers financing	-	(5,021)	-	(5,021)
$ 65,000 Panache financing	(35,880)	14,731	(11.352)	(32,501)
$ 15,000 Panache financing	-	657	-	657
$ 567,200 Westmount financing	-	(564,723)	(42,054)	(606,777)
$ 170,561 Redwood financing	-	(165,558)	(67,492)	(233,050)
$ 21,962 Premier financing	-	1,290	-	1,290
Preferred stock, Series B	-	154,515	-	154,515
Preferred stock, Series D	-	98,391	-	98,391
	$(48,390)	$(266,850)	$(170,532)	$(485,772)

	Year ended December 31, 2010
Derivative income (expense)	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$222,738	$(39,442)	$183,296
$ 600,000 financing	-	237,984	-	237,984
$ 300,000 financing	-	1,503	-	1,503
$ 75,000 financing		22,812	(4,967)	17,845
Preferred stock, Series B		13,293	-	13,293
	$-	$498,330	$(44,409)	$453,921

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

During the years ended December 31, 2011 and 2010, the company incurred gains/(losses) in conjunction with the applicable redemptions of the convertible debt of $75,517 and $50,726, respectively.  The gain/(loss) on redemption was recorded by the Company as the difference between the fair value of the shares issued ($252,066 and $182,747 during 2011 and 2010, respectively) and the carrying value of the debt redeemed ($327,583 and $233,473  for 2011 and 2010, respectively.)

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

The current year provision for refundable Federal income tax consists of the following at December 31, 2011 and 2010:

	2011	2010
Refundable income tax attributable to:
Current operations	$723,000	$360,000
Less, change in valuation allowance	(723,000)	(360,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows at December 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$9,370,000	$8,660,000
Less, valuation allowance	(9,370,000)	(8,660,000)
Net deferred tax asset	$-	$-

At December 31, 2011, the Company had an unused net operating loss carryover approximating $25,500,000 that, subject to certain utilization limitations, is available to offset future taxable income, if any. The net operating losses expire from 2024 through 2031.

NOTE 11 - STOCK BASED COMPENSATION

Employee stock options:

The Company has a 2005 Stock Option Plan which is authorized to issue 66,667 options.   There are currently 34,831 options outstanding under this plan.

Compensation cost of $-0- and $20,134 was recognized during the years ended December 31, 2011 and 2010, respectively, for grants under the 2005 Stock Option Plan.

During 2011 and 2010, -0- and 364 unvested options were forfeited by employees upon termination.

No options were issued during 2011 or 2010.

Nonemployee stock options:

During 2008 there were 3,333 options granted to nonemployees to purchase shares of the Company’s common stock at $3.  These options expire in ten years and vested immediately.

The following table summarizes stock option activity for the years ending December 31, 2011 and 2010:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2010	38,528	$2.97
Granted	-
Forfeited	(364)	$3.00
Exercised	-
Outstanding, December 31, 2010	38,164	$2.97	6.47

Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2011	38,164	$2.97	5.47

Warrants exercisable at
December 31, 2011	38,164	$2.97	5.47

Directors’ compensation:

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2011 and 2010 services, each director is to be compensated with 15,000 shares of the Company’s restricted common stock.  In addition, the chairman is to be awarded 7,500 shares.  Neither director has received his shares for 2011 services.  A liability has been established for $9,374 for the remaining board fees that have yet to be paid.

The directors received the following common stock issuances for their service in 2011 and 2010:

Director	Restricted Common Stock Issued in 2011 for 2010 services	Value	Restricted Common Stock Issued in 2010 for 2009 services	Value
Martin Nielson	-	$-	803,592	$2,250
John Kroon			-	-
Total	-	$-	803,592	$2,250

The following table summarizes stock based compensation for services during the years ended December 31, 2011 and 2010:

	2011		2010
	Shares	Value	Shares	Value
Employee bonus	1,000,000	$3,300	6,894,000	$105,452
Professional fees	-		4,538,471	$36,201
	1,000,000	$3,300	11,432,471	$141,653

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

There were no shares of Series A Preferred Shares outstanding at any time during the years ended December 31, 2011 and 2010.

b)  Preferred stock Series B:

The Company has authorized 525,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $15 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years

There were no conversions of Series B stock during the years ended December 31, 2011 and 2010.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $106,443 and $260,958 as of December 31, 2011 and 2010, respectively.  This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet.  Fair value adjustments of $154,515 and $13,292 were charged to derivative income (expense) for the years ended December 31, 2011 and 2010, respectively.

c) Preferred stock Series C:

The Company has authorized 500,000 shares of Series C Preferred Stock.  During 2007 the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1,00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock at the lesser of eighty five Percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or $0.04 and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $0.06 per share and which expire five (5) years from the conversion date.

d)  Preferred stock Series D:

On November 10, 2011 the Board approved by unanimous written consent an amendment to the Corporation’s Certificate of Incorporation to designate the rights and preferences of Series D Preferred Stock.  There are 500,000 shares of Series D Preferred Stock authorized with a par value of $0.001.  Each share of Series D Preferred Stock has a stated value equal to $1.00.  These preferred shares rank higher than all other securities.  Each outstanding share of Series D Preferred Stock shall be convertible into the number of shares of the Corporation’s common stock determined by dividing the Stated Value by the Conversion Price which is defined as eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock.  Mandatory conversion can be demanded by the Company prior to October 1, 2013.  Each one share of the Series D Preferred Stock shall have voting rights equal to 100,000 votes of Common Stock.

There were no conversions of Series D stock during the years ended December 31, 2011.

Based upon the Company’s evaluation of the terms and conditions of the Series D Preferred Stock, the Company concluded that their features are more akin to a debt instrument than an equity instrument, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Company’s evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price, and it further did not meet the conditions for equity classification. Therefore, the Company is required to bifurcate the embedded conversion feature and carry it as a liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D preferred stock of $75,901as of December 31, 2011.  This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet.  Fair value adjustments of $98,391 were charged to derivative income (expense) for the year ended December 31, 2011.

d)  Outstanding warrants:

At December 31, 2011, the Company had the following warrants outstanding:

		Grant Date	Expiration Date	Warrants Granted	Exercise Price
$ 300,000 financing	9(b)	03/19/08	3/19/13	33,333	$6
				33,333

The following table summarizes warrant activity for the years ending December 31, 2011 and 2010:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2010	41,667	$6.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2010	41,667	$6.00
			1.92
Granted	-
Forfeited	(8,334)	$6.00
Exercised	-
Outstanding, December 31, 2011	33,333	$6.00	1.25

Warrants exercisable at
December 31, 2011	33,333	$6.00	1.25

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

Future minimum rentals on non-cancelable leases are as follows:

For the year ending December 31,
2012	$49,053
2013	52,041
2014	55,029
2015	33,117
$189,240

Employment Agreements:

On May 16, 2006, Mr. Spencer entered into an employment agreement and was granted 1,667 options to purchase restricted shares of CoroWare, Inc. common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years. Our board of directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007. On February 4, 2008 these options were converted into 1,667 share of the Company’s common stock as per a directive from the Board of Directors.  On September 12, 2007, Mr. Spencer was granted 5,000 options to purchase restricted shares of our common stock at $12.  On December 31, 2007 the options were re-priced to $3.  As of December 31, 2011, all 5,000 of these options are vested.

Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of CoroWare, Inc. common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  On February 4, 2008 these options were converted into 1,667 share of our common stock as per a directive from our board of directors.  On September 12, 2007 Mr. Hyams was granted 5,000 options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  At December 31, 2011, all 5,000 of those options are vested.

Mr. Mandrell was employed as Director and then Vice President of CoroWare, Inc. from January 29, 2007, until his resignation November 12, 2010.  Mr. Mandrell entered into an employment agreement and was granted 1,667 options to purchase restricted shares of our common stock at a purchase price of $51, expiring in ten years, and vesting ratably over three years. Our board of directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  At December 31, 2011, all of these options are vested.  On September 12, 2007 Mr. Mandrell was granted 2,000 options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007 the options were re-priced to $3.  At March 31, 2010, all 2,000 of those options are vested.

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

In February 2008, Mr. Gartlan was granted 10,040 shares of restricted common stock in exchange for 10,040 common stock options that were outstanding.  Subsequent to his passing, the Company granted fully vested, ten-year options to Mr. Gartlan’s surviving spouse to buy up to 3,333 restricted shares of our common stock at $3 per share.

NOTE 14- SUBSEQUENT EVENTS

Recent financings:

 (a) $11,440 Tangiers financing:

 On March 7, 2012, the Company entered into an $11,440 Convertible Note Agreement with an unrelated third party (“Tangiers”).  The note calls for interest at 10% through the maturity date of March 7, 2013 and default interest at 20% thereafter.

 The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest trading price in the 7 days prior to the conversion date. Upon default, the conversion price changes to 40% of the lowest trading price in the 7 days prior to the conversion date.

Stock Issuances:

The Company issued the following shares subsequent to December 31, 2011:

Shares issued for employee compensation	160,000,000
Shares issued in connection with redemptions on convertible debentures	1,197,207,065
1,357,207,065

Increase in Authorized Shares and Change in Par Value:

On November 11, 2011, the Majority Stockholders authorized an increase in the number of authorized shares of common stock from nine hundred million (900,000,000) shares of common stock to three billion (3,000,000,000) shares of common stock.  In addition, the par value of common stock changed from a par value $0.001 per share to a par value $0.0001 per share.   This change was effective January 3, 2012.

Designation of Preferred stock, Series E:

On March 9, 2012, the Corporation filed the Certificate of Designation of the Rights and Preferences of Series E Convertible Preferred Stock of CoroWare, Inc. with the Delaware Secretary of the State pursuant to which the Corporation set forth the designation, powers, rights, privileges, preferences and restrictions of 1,000,000 authorized shares of Series E Convertible Preferred Stock, par value $.001 per share.

Issuance of Preferred Stock, Series E:

In April 2012, the Company entered into a subscription agreement to sell 10,000 shares of Preferred stock, Series E for proceeds of $10,000.