Form 10-K/A
period 2011-12-31
CoroWare, Inc,
filed 2012-04-18
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K/A
Amendment No. 1

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

  EXPLANATORY NOTE

Coroware, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012, to revise Item 15. to make minor revisions to the list of exhibits, to include Exhibits 3.1.3 (Amendment to Articles of Incorporation) and 21.1 (List of Subsidiaries) in the attached exhibits, and to also include, as an exhibit in the Financial Statements, the Report of Independent Registered Public Accounting Firm by Lake & Assosciates CPA’s LLC dated April 16, 2012. This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date

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

(6) Audit Work Attributed to Persons Other than LBB & Associates Ltd., LLP and Lake & Associates CPAs LLC

Not applicable.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.1.1	Amendment to Articles of Incorporation filed May 12, 2008 (25)

3.1.2	Amendment to Articles of Incorporation filed April 8, 2009 (33)

3.1.3	Amendment to Articles of Incorporation filed January 3, 2012*

3.2	Bylaws (2)
4.1 4.2	Certificate of Designation of Series D Convertible Preferred Stock dated November 10, 2011 (32) Certificate of Designation of Series E Convertible Preferred Stock dated March 9, 2012 (33)
10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between CoroWare Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., CoroWare Technologies Inc. and CoroWare, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25t, 2007 (22)

10.46	Secured Convertible Debenture, dated October 25th, 2007 (22)

10.47	Redemption Warrant, dated October 25th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25th, 2007 (22)

10.49	Security Agreement, dated October 25th, 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25th, 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20th, 2008 (23)

10.57	Secured Convertible Debenture, dated March 20th, 2008 (23)

10.58	Warrant, dated March 20th, 2008 (23)

10.59	Registration Rights Agreement, dated March 20th, 2008 (23)

10.60	Security Agreement, dated November 2nd, 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29th, 2007 (23)

10.62	Amendment Agreement, dated March 20th, 2008 (23)

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

10.67	2009 Incentive Stock Plan (28)

10.68	2010 Incentive Stock Plan (29)

10.69	2011 Incentive Stock Plan (30)

10.70	2011 Amended Incentive Stock Plan(31)

10.71	2012 Incentive Stock Plan (33)

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

* Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)	Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)	Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)	Incorporated by reference to the Form 8-K filed on April 7, 2009.

(27)	Incorporated by reference to the Form 8-K filed on August 7, 2009.

(28)	Incorporated by reference to the Form S-8 filed on December 16, 2009.

(29)	Incorporated by reference to the Form S-8 filed on March 29, 2010.

(30)	Incorporated by reference to the Form S-8 filed on December 21, 2010.

(31)	Incorporated by reference to the Form S-8 POS filed on February 22, 2011.

(32)	Incorporated by reference to the Form 8K filed on November 16, 2011.

(33)	Incorporated by reference to the Form 8-K filed on March 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 18, 2012

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer, Director (Principal Executive Officer and Principal Accounting and Financial Officer),	April 18, 2012

/s/ John Kroon
John Kroon	Chairman of the Board of Directors	April 18, 2012

/s/ Martin Nielson
Martin Nielson	Director	April 18, 2012

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and December 31, 2010	F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2011 and December 31, 2010	F-5 – F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and December 31, 2010	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-32

 Lake & Associates, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CoroWare, Inc.

Kirkland, WA  98033

We have audited the accompanying consolidated balance sheet of CoroWare, Inc. (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of the Company for the year ending December 31, 2010. Those statements were audited by other auditors whose report has been furnished to us, and our opinion is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoroWare, Inc. as of December 31, 2011 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA's LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

April 16, 2012

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