Form 10-K/A
period 2011-12-31
CoroWare, Inc,
filed 2012-04-25
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-33231

COROWARE, INC.
(EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)
Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

1410 Market Street, Suite 200 Kirkland, WA 98033
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(800) 641-2676
(ISSUER REGISTRANT TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate  by  check  mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark  if  the  registrant  is  not  required  to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.       Yes☒        No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files). Yes☒        No☐

Indicate by check mark if disclosure of  delinquent filers pursuant to Item 405 of Regulation S-K ({section} 229.405 of this  chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated file ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No☒

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

EXPLANATORY NOTE – AMENDMENT NO. 2

The sole purpose of this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of Coroware, Inc. (the “Company”) filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”) is to furnish Exhibit 3.1.3 to the Form 10-K in accordance with Item 601 of Regulation S-K.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Title of Document

3.1.3	Amendment to Articles of Incorporation filed January 3, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coroware, Inc.
(Registrant)

Date: April 24, 2012

/s/ Lloyd Spencer
Lloyd Spencer
Chief Executive Officer and Chief Financial Officer