Form 10-Q
period 2012-03-31
CoroWare, Inc,
filed 2012-05-21
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    March 31, 2012

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

As of May 15, 2012 there were   2,293,324,939 shares of the issuer's $.0001 par value common stock outstanding.

COROWARE, INC.
March 31, 2012 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION
     Item 1.    Consolidated Financial Statements
Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011
Unaudited Consolidated Statements of Cash Flows for the nine months ended
  March 31, 2012 and 2011
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

PART II – OTHER INFORMATION
    Item 1.     Legal Proceedings
    Item 1A.  Risk Factors
    Item 2.     Unregistered Sales of Equity Securities and Use of Funds
    Item 3.     Defaults Upon Senior Securities
    Item 4.     Removed and Reserved
    Item 5.     Other Information
    Item 6.     Exhibits
SIGNATURES

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS
	March 31, 2012	December 31, 2011
Current assets:
Cash	$-	$522
Accounts receivable, net	149,552	129,438
Inventory	5,557	3,783
Other current assets	9,409	7,518
Total current assets	165,518	141,261

Property and equipment, net	21,894	24,333
Other assets, net	13,397	6,927

TOTAL ASSETS	$199,809	$172,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$127,441	$125,456
Obligations collateralized by receivables	119,159	107,730
Accounts payable and accrued expenses	4,582,052	4,442,906
Accrued expenses, related parties	146,890	111,466
Notes payable	202,232	202,232
Notes payable, related parties	205,731	208,913
Derivative liability	2,790,131	2,798,366
Current maturities of convertible debt, net of discount	2,235,983	2,206,247
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
March 31, 2012 and December 31, 2011	212,887	106,443
Redeemable preferred stock, Series D, $.001 par value, 500,000 shares authorized, 100,000 shares issued and outstanding as of
March 31, 2012 and December 31, 2011	81,136	75,901

Small Business Administration Loan	980,450	980,450
Total current liabilities	11,684,092	11,366,110

Long term liabilities:
Convertible debt, net of discount and current portion	153,075	149,107
Total liabilities	11,837,167	11,515,217

Commitments

Stockholders’ deficit:
Common stock, $.0001 par value, 3,000,000,000 shares authorized,
2,153,324,939 and 796,817,874 shares issued and 2,153,324,105 and 796,817,040 outstanding at March 31, 2012 and
December 31, 2011, respectively	215,333	79,682
Additional paid-in capital	16,170,076	16,079,887
Accumulated deficit	(27,987,067)	(27,466,565)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(11,637,358)	(11,342,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$199,809	$172,521
The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2012 and 2011 (Unaudited)
	2012	2011

Revenues	$353,376	$370,504
Cost of revenues	212,489	262,314
Gross profit	140,887	108,190

Operating expenses:
General and administrative	163,129	324,452
Sales and marketing	49,490	78,673
Research & development	13,490	45,739
Depreciation and amortization	3,000	9,650
Total operating expenses	229,109	458,514

Loss from operations	(88,222)	(350,324)

Other income (expense):
Derivative income	(189,357)	899,569
Interest expense, net	(207,293)	(175,097)
Gain on debt redemptions	(35,630)	15,462
Total other income	(432,280)	739,934

Net (loss) income	$(520,502)	$389,610

Net (loss) income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic	1,364,802,745	205,664,039
Diluted	1,364,802,745	1,580,035,894

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(520,502)	$389,610
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	3,000	9,650
Amortization of debt discount	100,794	21,575
Amortization of deferred financing costs	1,370	1,112
Derivative expense (income)	189,357	(899,569)
Loss (Gain) on convertible debt redemptions	35,630	(15,462)
Common stock issued for services	-	3,300
Loss on settlement of liabilities with stock	-	75,134
Changes in operating assets and liabilities:
Accounts receivable, net	(20,114)	70,578
Other current assets, net	(3,664)	(5,044)
Accounts payable and accrued expenses	155,522	304,826
Accrued expenses, related parties	35,424	30,657
NET CASH FLOWS FROM OPERATING ACTIVITIES	(23,183)	(13,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(561)	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(561)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Obligations collateralized by receivables	11,429	(36,256)
Proceeds from lines of credit, net	1,985	1,581
Payments on notes payable	-	(8,692)
Payments on notes payable, related parties	(3,182)	-
Payments on long-term debt	-	(1,000)
Proceeds from convertible debentures, net of financing costs	12,990	43,000
Proceeds from notes payable	-	15,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	23,222	13,633

NET DECREASE IN CASH	(522)	-
Cash, beginning of period	522	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$207,859	$79,056
Common stock issued in satisfaction of accrued liabilities	$17,985	$246,401
Common stock issued in satisfaction of note payable	$-	$78,604

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CoroWare, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2011.  The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc.  Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc., Robotic Workspace Technologies, Inc., and Robotics Software Service, Inc. (herein referred to as the “Subsidiaries”).  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2011 as reported in Form 10-K have been omitted.

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

Reclassifications

Certain 2011 balances have been restated to conform to current year presentation.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the three months ended March 31, 2012 of $520,502.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2012, the Company will require additional working capital to develop its business operations.

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

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined balance due to factors as of March 31, 2012 and 2011 was $119,159 and $107,730.  Factor expense charged to operations for the periods ended March 31, 2012 and 2011 amounted to, $11,369 and $10,643.

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:
	March 31, 2012	December 31, 2011
$2,825,000 Yorkville financing (a)	$471,543	$478,258
$ 600,000 Yorkville financing	600,000	600,000
$ 300,000 Yorkville financing	300,000	300,000
$ 75,000 Collins financing	39,169	34,679
$ 27,500 Asher financing	21,696	19,951
$ 10,750 Barclay financing	10,750	10,750
$ 9,750 Tangiers financing (b)	8,054	8,524
$ 170,562 Ratzker financing (c)	89,950	79,319
$ 67,042 Harvey financing	67,043	62,675
$ 89,383 Cariou financing (d)	84,838	83,077
$ 10,000 Tangiers financing (e)	-	7,895
$ 15,000 Tangiers financing (f)	-	10,764
$ 65,000 Panache financing (g)	62,031	29,602
$ 15,000 Panache financing	11,736	5,612
$ 567,200 Westmount financing	537,318	537,318
$ 170,561 Redwood financing (h)	58,618	69,788
$ 21,962 Premier financing	21,805	17,142
$ 21,000 Tangiers financing (i)	2,007	-
$ 5,000 Tangiers financing (j)	2,500	-
	2,389,058	2,355,354
Less: Current portion of convertible debt	(2,235,983)	(2,206,247)
Long term portion of convertible debt	$153,075	$149,107

(a)	$2,825,000 Yorkville financing:

Yorkville maintains face value of debt aggregating $468,228 which represents the remaining 53.7% of Tranche 1 and 100% of Tranche 3 of $395,628 and $72,600, respectively.  During the three month period ending March 31, 2012, Yorkville converted $6,715 of principal from Tranche 3 into 79,000,000 shares of the Company’s common stock.   A gain of $4,844 was recognized on this conversion

(b)	$9,750 Tangiers financing (formerly the Mackie financing):

On March 7, 2012, Mackie sold his convertible note to Tangiers Investors, LP (“Tangiers”).   In connection with the sale, the Company restated the interest rate on the note from 20% to 10% and changed the conversion rate from 85% of the 5 day average closing price using the 5 trading days prior to conversion to 50% of the lowest trading price during the 7 days prior to conversion.  The maturity date was also extended until March 9, 2013.

There were no conversions on this debenture during the quarter ending March 31, 2012.

(c)	$170,562 Ratzker financing:

During the quarter ending March 31, 2012, Ratzker converted $3,900 on principal into 60,000,000 shares of the Company’s common stock.  A loss of $2,531 was recognized on this conversion.

(d)  $89,383 Cariou financing:

On March 7, 2012, the Cariou sold a $5,000 principal portion of his convertible note plus $474 in accrued interest to Tangiers.  See note 5(j) below.  There were no conversions by Cariou during the quarter ending March 31, 2012.

(e)  $10,000 Tangiers financing:

During the quarter ending March 31, 2012, Tangiers converted the entire principal balance of $10,000 and accrued interest of $685 into 100,000,000 and 6,849,300, respectively, shares of the Company’s common stock.  A gain of $2,033 was recorded on this conversion.

(f)  $15,000 Tangiers financing:

During the quarter ending March 31, 2012, Tangiers converted the entire principal balance of $15,000 and accrued interest of $1,063 into 150,000,000 and 10,627,400, respectively, shares of the Company’s common stock.  A gain of $7,715 was recorded on this conversion.

 (g)  $65,000 Panache financing:

During the quarter ending March 31, 2012, Panache converted $4,100 of principal into 82,000,000, shares of the Company’s common stock.  A loss of $7,316 was recorded on this conversion.

 (h) $170,561 Redwood financing:

During the quarter ending March 31, 2012, Redwood converted $38,900 of principal into 599,230,765, shares of the Company’s common stock.  A loss of $27,108 was recorded on this conversion.

(i) $21,000 Tangiers financing:

On March 8, 2012, the Company entered into a $21,000 Convertible Note Agreement with an unrelated third party (“Tangiers”).  The note calls for interest at 7% through the maturity date of March 8, 2018.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest trading price during the 7 days prior to conversion.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (234.41%); and effective risk adjusted yield (15%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $39,480 at inception.

As of March 31, 2012, there have been no conversions on this convertible debenture.

(j) $5,000 Tangiers financing:

On March 7, 2012, a third party (“Tangiers”) purchased a $5,000 portion of the Cariou Convertible Note including $474 of accrued interest.  The Company issued to Tangiers a new Convertible Note which calls for interest at 10% through the new maturity date of March 7, 2013.  In addition, the conversion rate was changed 50% of the lowest trading price during the 7 days prior to conversion.  Upon default, the interest rate increases to 20% and the conversion rate changes to 40% of the lowest trading price during the 7 days prior to conversion.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest trading price for the Company’s common stock during the 7 days prior to the conversion date.   Upon default, the interest rate increases to 20% and the conversion rate changes to 40% of the lowest trading price for the Company’s common stock during the 7 days prior to the conversion date.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (234.41%); and effective risk adjusted yield (15%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $9,417 at inception.

During the quarter ending March 31, 2012, Tangiers converted $2,500 of principal and $237 of interest into 100,000,000 and 9,499,600, respectively, of common shares of the Company.  A loss of $13,267 was recognized on this conversion.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended March 31, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	-	(76,457)	(6,029)	(82,486)
$ 600,000 Yorkville financing	-	104,285	-	104,285
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	(606)	-	(606)
$ 27,500 Asher financing (b)	-	(64)	-	(64)
$ 10,750 Barclay financing (c)	-	(211)	-	(211)
$ 9,750 Tangiers financing (d)	-	(9,697)	-	(9,697)
$ 170,562 Ratzker financing (e)	-	1,276	(2,429)	(1,153)
$ 67,042 Harvey financing (f)	-	(15,348)	-	(15,348)
$ 89,383 Cariou financing (g)	-	(16,712)	-	(16,712)
$ 10,000 Tangiers financing (i)	-	18,941	(7,213)	11,728
$ 15,000 Tangiers financing (j)	-	15,822	(12,450)	3,372
$ 65,000 Panache financing (k)	-	12,305	(5,881)	6,424
$ 15,000 Panache financing (l)	-	1,252	-	1,252
$ 567,200 Westmount financing (m)	-	(15,712)	-	(15,712)
$ 170,561 Redwood financing (n)	-	39,175	(68,201)	(29,026)
$ 21,962 Premier financing	-	(6,604)	-	(6,604)
$ 21,000 Tangiers financing	(18,480)	(174)	-	(18,654)
$ 5,000 Tangiers financing	(9,417)	5,659	(4,708)	(8,466)
Preferred stock, Series B	-	(106,444)	-	(106,444)
Preferred stock, Series D	-	(5,235)	-	(5,235)
	(27,897)	(54,549)	(106,911)	(189,357)

	Three Months ended March 31, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 financing	$-	$602,113	$(11,093)	$591,020
March 18, 2011 modification	-	135,040	-	135,040
$ 600,000 financing	-	157,233	-	157,233
$ 300,000 financing	-	26	-	26
$ 75,000 financing	-	(2,634)	(17,127)	(19,761)
$ 27,500 financing	(9,229)	(586)	-	(9,815)
$ 10,750 financing	(1,619)	3,040	-	1,421
$ 9,750 financing	-	(3,666)	-	(3,666)
Preferred stock, Series B	-	48,071	-	48,071
	$(10,848)	$938,637	$(28,220)	$899,569

The following table illustrates the components of derivative liabilities:

	As of March 31, 2012
	Compound Derivative	Warrant Liability	Total
$2,825,000 Yorkville financing (a)	$684,465	-	684,465
$ 600,000 Yorkville financing	483,649	4,200	487,849
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	41,278	-	41,278
$ 27,500 Asher financing (b)	33,392	-	33,392
$ 10,750 Barclay financing (c)	8,153	-	8,153
$ 9,750 Mackie financing (d)	14,959	-	14,959
$ 170,562 Ratzker financing (e)	202,458	-	202,458
$ 67,042 Harvey financing (f)	54,145	-	54,145
$ 89,383 Cariou financing (g)	68,661	-	68,661
$ 10,000 Tangiers financing (i)	-	-	-
$ 15,000 Tangiers financing (j)	-	-	-
$ 65,000 Panache financing (k)	73,844	-	78,928
$ 15,000 Panache financing (l)	11,591	-	11,591
$ 567,200 Westmount financing (m)	801,612	-	801,612
$ 170,561 Redwood financing (n)	248,152	-	248,152
$ 21,962 Premier financing	16,158	-	16,158
$ 21,000 Tangiers financing	39,656	-	39,656
$ 5,474 Tangiers financing	3,758	-	3,758
	2,785,931	4,200	2,790,131

The following table illustrates the components of derivative liabilities at December 31, 2011:
	Note		Compound derivative	Warrant liability	debt at December 31, 2010 t in joint venture eld Total
$2,825,000 Yorkville financing	9	(a)	608,013	-	608,013
$ 600,000 Yorkville financing	9	(b)	586,883	5,250	592,133
$ 300,000 Yorkville financing	9	(c)	-	-	-
$ 75,000 Collins financing	9	(d)	40,672	-	40,672
$ 27,500 Asher financing	9	(e)	33,328	-	33,328
$ 10,750 Barclay financing	9	(f)	7,942	-	7,942
$ 9,750 Mackie financing	9	(g)	5,262	-	5,262
$ 170,562 Ratzker financing	9	(h)	203,734	-	203,734
$ 67,042 Harvey financing	9	(i)	38,797	-	38,797
$ 89,383 Cariou financing	9	(j)	51,949	-	51,949
$ 10,000 Tangiers financing	9	(l)	18,941	-	18,941
$ 15,000 Tangiers financing	9	(m)	15,821	-	15,821
$ 65,000 Panache financing	9	(n)	86,149	-	86,149
$ 15,000 Panache financing	9	(o)	12,843	-	12,843
$ 567,200 Westmount financing	9	(p)	785,900	-	785,900
$ 170,561 Redwood financing	9	(q)	287,328	-	287,328
$ 21,962 Premier financing	9	(r)	9,554	-	9,554
			2,793,116	5,250	2,798,366

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2012:
Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Yorkville financing (a)	8,564,166,733	-	8,564,166,733
$ 600,000 Yorkville financing	7,440,758,693	52,500,000	7,493,258,693
$ 300,000 Yorkville financing	77,847	33,333	111,180
$ 75,000 Collins financing	676,702,407	-	676,702,407
$ 27,500 Asher financing (b)	547,415,525	-	547,415,525
$ 10,750 Barclay financing (c)	133,662,260	-	133,662,260
$ 9,750 Tangiers financing (d)	230,137,993	-	230,137,993
$ 170,562 Ratzker financing (e)	2,892,249,795	-	2,892,249,795
$ 67,042 Harvey financing (f)	887,631,761	-	887,631,761
$ 89,383 Cariou financing (g)	1,125,603,959	-	1,125,603,959
$ 10,000 Tangiers financing (i)	-	-	-
$ 15,000 Tangiers financing (j)	-	-	-
$ 65,000 Panache financing (k)	1,191,029,589	-	1,191,029,589
$ 15,000 Panache financing (l)	186,952,458	-	186,952,458
$ 567,200 Westmount financing (m)	11,133,499,275	-	11,133,499,275
$ 170,561 Redwood financing (n)	3,308,715,241	-	3,308,715,241
$ 21,962 Premier financing	230,337,489	-	230,337,489
$ 21,000 Tangiers financing	421,852,603	-	421,852,603
$ 5,000 Tangiers financing	55,270,348	-	55,270,348
Preferred Stock, Series B	2,128,880,000	-	2,128,880,000
Preferred Stock, Series D	811,359,026	-	811,359,026
	44,188,003,200	52,533,333	44,240,536,533

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

During the three months ended March 31, 2012, conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Shares Issued	Gain (Loss) Recorded

$2,825,000 Yorkville convertible note financing	$6,715	79,000,000	$4,844
$ 65,000 Panache convertible note financing	4,100	82,000,000	(7,316)
$ 170,562 Ratzker convertible note financing	3,900	60,000,000	(2,531)
$ 10,000 Tangiers convertible note financing	10,000	100,000,000	2,033
$ 15,000 Tangiers convertible note financing	15,000	150,000,000	7,715
$ 170,561 Redwood convertible note financing	38,900	599,230,765	(27,108)
$ 5,474 Tangiers convertible note financing	2,500	100,000,000	(13,267)
	$81,115	1,170,230,765	$(35,630)

As noted above, the following notes are in default:  the remaining balance of the $2,825,000 financing, the $600,000 and $300,000 Yorkville financings, the $75,000 Collins financing, the $27,500 Asher financing, the $10,750 Barclay financing, the $567,200 Westmount financing, the $67,042 Harvey financing, the $65,000 and $15,000 Panache financings and the $89,383 Cariou financing.  However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculations.

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2011	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2012	38,164	$2.97
Exercisable at March 31, 2012	38,164	$2.97

b)	Outstanding warrants:

At March 31, 2012, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$ 300,000 financing	03/19/08	03/19/13	33,333	$6.00

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the three month period ended March 31:
	2012		2011
	Shares	Value	Shares	Value
Employee compensation	-	$-	1,000,000	$3,300
		$-	1,000,000	$3,300

The following table summarizes other common stock issued during the three month period ended March 31:

	2012		2011
	Shares	Value	Shares	Value
Satisfaction of payables	186,976,300	$17,985	143,631,315	$246,401
Redemption of convertible debenture	1,170,230,765	207,859	40,636,746	79,056
Notes payable	-	-	73,364,837	78,604
	1,357,207,065	$225,844	257,632,898	$404,061

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

At March 31, 2012 and December 31, 2011, there were cumulative undeclared dividends to Preferred Series B shareholders of $41,912 and $39,917, respectively, the obligation for which is contingent on declaration by the board of directors.

e)	Preferred Stock, Series E:

On March 9, 2012 the Board approved by unanimous written consent an amendment to the Corporation’s Certificate of Incorporation to designate the rights and preferences of Series E Preferred Stock.  There are 1,000,000 shares of Series E Preferred Stock authorized with a par value of $0.001.  Each share of Series E Preferred Stock has a stated value equal to $1.00 and shall be entitled to receive dividends at the rate of 5% per annum on the stated value before dividends are declared on any other outstanding shares of stock of the Company.  These preferred shares rank higher than the common shares and pari passu with all other classes of preferred stock.  Each outstanding share of Series E Preferred Stock shall be convertible into the number of shares of the Corporation’s common stock determined by dividing the Stated Value by the Conversion Price which is defined as $0.0001.  Mandatory conversion can be demanded by the Company prior to October 1, 2013.  The holders of the Series E Preferred Stock shall have no voting  power.

There were no Preferred, Series E shares issued as of March 31, 2012.

f)	Increase in Authorized Shares and Change in Par Value:

On November 11, 2011, the Majority Stockholders authorized an increase in the number of authorized shares of common stock from nine hundred million (900,000,000) shares of common stock to three billion (3,000,000,000) shares of common stock.  In addition, the par value of common stock changed from a par value $0.001 per share to a par value $0.0001 per share.   This change was effective January 3, 2012.  All common share amounts within this document have been adjusted to reflect this change.

NOTE 7 – COMMITMENTS

The Company leases its principal operating facilitates in Kirkland, Washington under a 5 year operating lease which runs through July 31, 2015 and provides for monthly payments of $3,735 with a built in annual escalation clause increasing monthly rent by $249 at each anniversary date.

Future non-cancelable minimum lease payments are as follows:

Years Ending December 31,
2012	37,101
2013	52,041
2014	55,029
2015	33,117
$177,288

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Preferred Stock, Series E:

In April 2012, the Company entered into a subscription agreement and sold 10,000 shares of Preferred stock, Series E for proceeds of $10,000.

Stock Issuances:

As of May 15, 2012, the Company issued 140,000,000 shares subsequent to March 31, 2012 in connection with employee compensation and legal services; all of which were registered with the Securities and Exchange Commission pursuant to a Form S-8 registration statement.

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

BACKGROUND

CoroWare, Inc ("CoroWare" or "the Company") is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. ("CTI"), has expertise in information technology consulting, mobile robotics, and affordable telepresence.  Through its subsidiary, the Company delivers custom engineering services, hardware and software products, and subscription services that benefit customers in North America, Europe, Asia, Australia and the Middle East.  Their customers span multiple industry sectors and are comprised of universities, software and hardware product development companies, and non-profit organizations.  The company also maintains a Near Shore practice which is comprised of multiple subcontracting companies with whom the company maintains close working relationships.  Through these relationships, the Company is able to provide services in South America.

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

CoroWare Technologies comprises three separately managed lines of business:

•	CoroWare Business Solutions: IT and lab management; business intelligence, software architecture, design and development; content delivery; partner and program management.
•	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers..
•	Enhanced Collaboration Solution: Collaboration and conferencing products, solutions and subscription services.

The Company’s revenues are principally derived from standing contracts that include Microsoft (partner management and IT professional services), a European auto manufacturer (simulation software custom development), and other customers whose product development groups require custom software development and consulting companies. Existing contract revenues vary month by month based on the demands of the clients. The Company’s collaboration effort is in the early stages of growth and will require additional working capital to compete effectively against new entrants in this rapidly growing market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011:

During the three-month period ended March 31, 2012 (the "2012 Period") revenues were $353,376 compared to revenues of $370,504 during the three-month period ended March 31, 2012 (the "2011 Period").  Our revenues were flat compared to the previous year as customers moderated spending on software development services for IT consulting and software development projects; continued to purchase CoroCall hosted services instead of videoconferencing infrastructure; and delayed capital expenditures until later in the calendar year.

Cost of revenues was $212,489 for the 2012 Period compared to $262,314 for the 2011 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2012 revenues amounted to $140,887 (40% gross profit percentage) compared to $108,190 (29% gross profit percentage) for the 2011 Period.  The increased gross profit percentage resulted from improving our efficiency of delivering products and services.

Research and development was $-0- (-0-% of gross revenues) for the 2012 Period compared to $45,739 (12% of gross revenues) in the 2011 Period.  The decreased research and development investment resulted from completing our software development and testing initiatives, including CoroCall Business Class HD Video Conferencing and CoroWare Billing Integration Framework.

Operating expenses were $229,109 during the 2012 Period compared to $458,514 during the 2011 Period.  General and Administration expenses were reduced by 45% to $176,619 in the 2012 Period compared to $324,452 for the 2011 Period as the Company reduced its executive compensation and public company auditing expenses.  Sales and marketing expenses were reduced by 37% to $49,490 in the 2012 Period compared to $78,673 for the 2011 Period as the Company adjusted sales compensation plans to bring them in line with the Company’s cost of sales objectives.  Loss from operations was $88,222 during the 2012 Period compared to $350,324 in the 2011 Period.

Total other expense was $432,280 during the 2012 Period compared to other income of $739,934 in the 2011 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative expense in the 2012 Period was $189,357 compared to derivative income of $899,569 in the 2011 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  The derivative income in the 2011 Period is the result of a decreased share price ($.0038 at December 31, 2010 versus $0.0007 at March 31, 2011) and a relatively consistent share price volatility (140% at March 31, 2011 versus 141% at December 31, 2010).  During the 2012 Period, the share price remained consistent ($.0001 at December 31, 2011 versus $0.0001 at March 31, 2012) with a slight increase in the volatility which resulted in an insignificant change in the calculated Monte Carlo values.  The derivative expense in the 2012 Period is primarily due to expense recognized in connection with redemptions on various debentures during the quarter.  Interest expense for the three month 2012 Period is $207,293 compared to $175,097 for the three month 2011 Period.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2012 Period was $520,502 compared to a net income of $389,610 for the 2011 Period.

Basic weighted average shares outstanding were 1,364,802,745during the 2012 Period compared to 205,664,039 in the 2011 Period.  There is no fully diluted calculation for the 2012 Period or the 20101 Period as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had current assets of $165,518, current liabilities of $11,684,092, negative working capital of ($11,518,574) and an accumulated deficit of $27,987,067.  For the three months ending March 31, 2012, we had net cash flows used in operating activities of ($23,183), net cash flows used in investing activities of $561 and net cash flows provided by financing activities of $23,222.

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

Refer to Form 10-K for the year ended December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

During the quarter ending March 31, 2012, the Company made issuances of 79,000,000 shares of its common stock, at a price equal to $0.0001 per share, to Yorkville as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2012, the Company made issuances of 60,000,000 shares of its common stock, at a price equal to $0.0001 per share, to Ratzker as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2012, the Company made issuances of 267,476,700 shares of its common stock, at a price equal to $0.0001 per share, to Tangiers as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2012, the Company made issuances of 82,000,000 shares of its common stock, at a price equal to $0.0001 per share, to Panache as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2012, the Company made issuances of 599,230,765 shares of its common stock, at a price equal to $0.0001 per share, to Redwood as described in NOTE 5 - CONVERTIBLE DEBT.

The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	No material default in the payment of principal, interest, a sinking fund or purchase fund installment, or any other material default not cured within 30 days exists as of the balance sheet date.
(b)	As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.
(c)
At March 31, 2012, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC.  Yorkville currently holds $395,628 of the first tranche and $82,630 of the third tranche.  The remainder of the first tranche was assigned to a third party (“Ratzker”) who amended the terms in March 2011 extending the maturity date to March 2013.  During the second quarter of 2011, Ratzker assigned 50% of his note to another third party (“Redwood”).  The second trance was assigned to a third party who did not amend the terms.  The note is still in default.  The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of March 31, 2012, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of March 31, 2012, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(f)
As of March 31, 2012, we are in default on our Unsecured Convertible Debenture presently held by Barclay Lyons in the face amount of $10,750.  The debenture accrued interest at 21% through the maturity date of July 28, 2011 with default interest at 35% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(g)
As of March 31, 2012, we are in default on our Unsecured Convertible Debenture presently held by Martin Harvey in the face amount of $67,042.  The debenture accrued interest at 10% through the maturity date of May 2, 2011 with default interest at 15% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(h)
As of March 31, 2012, we are in default on our Unsecured Convertible Debenture presently held by Thomas Collins in the face amount of $39,170.  The debenture accrues interest at 15% and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(i)
As of March 31, 2012, we are in default on two notes payable aggregating $100,000.  The notes accrued interest at 8% through the maturity date of February 2003 with default interest at 15% thereafter.  The notes are convertible at the option of the holder into shares of CoroWare, Inc. common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and Reserved.

ITEM 5. OTHER INFORMATION

On November 10, 2011 the Board approved by unanimous written consent a Certificate of Designation which   amends the Corporation’s Certificate of Incorporation to designate the rights and preferences of Series D Preferred Stock.  There are 500,000 shares of Series D Preferred Stock authorized with a par value of $0.001.  Each share of Series D Preferred Stock has a stated value equal to $1.00.  These preferred shares rank higher than all other securities.  Each outstanding share of Series D Preferred Stock shall be convertible into the number of shares of the Corporation’s common stock determined by dividing the Stated Value by the Conversion Price which is defined as eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock.  Mandatory conversion can be demanded by the Company prior to October 1, 2013.  Each one share of the Series D Preferred Stock shall have voting rights equal to 100,000 votes of Common Stock.

On January 3, 2012, the Company filed the Certificate of Designation with the State of Delaware.

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

CoroWare, Inc.

Dated: May 21, 2012	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)