Form 10-Q
period 2012-06-30
CoroWare, Inc,
filed 2012-08-20
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended	June 30, 2012

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

As of August 15, 2012 there were   13,118,653 shares of the issuer's $.0001 par value common stock outstanding.

COROWARE, INC.
June 30, 2012 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$494	$522
Accounts receivable, net	154,141	129,438
Inventory	5,451	3,783
Other current assets	8,109	7,518
Total current assets	168,195	141,261

Property and equipment, net	19,704	24,333
Other assets, net	11,398	6,927

TOTAL ASSETS	$199,297	$172,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$126,882	$125,456
Obligations collateralized by receivables	96,347	107,730
Accounts payable and accrued expenses	4,894,441	4,442,906
Accrued expenses, related parties	148,109	111,466
Notes payable	211,232	202,232
Notes payable, related parties	203,445	208,913
Derivative liability	2,903,757	2,798,366
Current maturities of convertible debt, net of discount	2,413,537	2,206,247
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of June 30, 2012 and December 31, 2011	212,887	106,443
Redeemable preferred stock, Series D, $.001 par value, 500,000 shares authorized, 100,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	117,647	75,901
Redeemable preferred stock, Series E, $.001 par value, 1,000,000 shares authorized, 10,000 and -0- shares issued and outstanding, respectively, as of June 30, 2012 and December 31, 2011	10,000	-
Small Business Administration Loan	980,450	980,450
Total current liabilities	12,318,734	11,366,110

Long term liabilities:
Convertible debt, net of discount and current portion	-	149,107
Total liabilities	12,318,734	11,515,217

Commitments

Stockholders’ deficit:
Common stock, $.0001 par value, 3,000,000,000 shares authorized,
11,466,829 and 3,980,589 shares issued and 11,466,825 and 3,980,585 outstanding at June 30, 2012 and
December 31, 2011, respectively	1,147	398
Additional paid-in capital	16,396,164	16,159,171
Accumulated deficit	(28,481,048)	(27,466,565)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(12,119,437)	(11,342,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$199,297	$172,521

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$321,745	$517,765	$675,121	$888,269
Cost of revenues	199,530	297,088	412,019	559,402

Gross profit	122,215	220,677	263,102	328,867

Operating expenses:
General and administrative	179,347	226,109	342,476	475,495
Sales and marketing	82,125	103,825	131,615	182,498
Research and development	31,591	40,451	45,082	86,190
Depreciation and amortization	3,000	7,431	6,000	17,081
Total operating expenses	296,063	377,816	525,173	761,264

Loss from operations	(173,848)	(157,139)	(262,071)	(432,397)

Other income (expense):
Derivative expense	(150,136)	(1,359,527)	(339,493)	(459,958)
Interest expense, net	(172,097)	(193,985)	(379,389)	(369,082)
Gain (Loss) on settlement of liabilities and mortgage note	2,100	(1,449)	2,100	(76,583)
Gain (Loss) on convertible debt redemptions		59,941	(35,630)	75,403
Total other expense	(320,133)	(1,495,020)	(752,412)	(830,220)

Net loss	$(493,981)	$(1,652,159)	$(1,014,483)	$(1,262,617)

Net loss per share:
Basic	$(0.04)	$(0.65)	$(0.11)	$(0.71)
Weighted average shares outstanding:
Basic	11,382,014	2,549,333	9,186,530	1,788,533

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,014,483)	$(1,262,617)
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	6,000	17,081
Amortization of debt discount	131,064	116,928
Amortization of deferred financing costs	3,370	3,083
Derivative (income) expense	339,493	459,958
(Gain) loss on convertible debt redemptions	35,630	(75,403)
Common stock issued for services	8,000	3,300
(Gain) loss on settlement of liabilities with stock	(2,100)	76,583
Changes in operating assets and liabilities:
Accounts receivable, net	(24,703)	8,190
Other current assets, net	(2,258)	(3,091)
Accounts payable and accrued expenses	468,122	636,440
Accrued expenses, related parties	36,643	(8,155)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(15,222)	(27,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,371)	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(1,371)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Obligations collateralized by receivables	(11,382)	(36,024)
Proceeds from lines of credit, net	1,425	144
Payments on notes payable	-	(8,692)
Payments on notes payable, related parties	(5,468)	(1,415)
Payments on long-term debt	-	(2,000)
Proceeds from convertible debentures, net of financing costs	12,990	80,000
Proceeds from notes payable	9,000	15,000
Proceeds from sale of preferred stock, Series E	10,000	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	16,565	47,013

NET INCREASE IN CASH	(28)	19,310
Cash, beginning of period	522	-
Cash, end of period	$494	$19,310

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$207,859	$324,003
Common stock issued in satisfaction of accrued liabilities	$21,000	$280,851

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

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the six months ended June 30, 2012 of $1,014,483.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2012, the Company will require additional working capital to develop its business operations.

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

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined balance due to factors as of June 30, 2012 and December 31, 2011 was $96,347 and $107,730.  Factor expense charged to operations for the three and six month periods ended June 30, 2012 aggregated $7,647and $19,016.

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

	June 30, 2012	December 31, 2011
$2,825,000 Yorkville financing	$471,543	$478,258
$ 600,000 Yorkville financing	600,000	600,000
$ 300,000 Yorkville financing	300,000	300,000
$ 75,000 Collins financing	39,169	34,679
$ 27,500 Asher financing	21,696	19,951
$ 10,750 Barclay financing	10,750	10,750
$ 9,750 Tangiers financing	7,812	8,524
$ 170,562 Ratzker financing	103,140	79,319
$ 67,042 Harvey financing	67,043	62,675
$ 89,383 Cariou financing	84,838	83,077
$ 10,000 Tangiers financing	-	7,895
$ 15,000 Tangiers financing	-	10,764
$ 65,000 Panache financing	52,500	29,602
$ 15,000 Panache financing	15,000	5,612
$ 567,200 Westmount financing	537,318	537,318
$ 170,561 Redwood financing	74,989	69,788
$ 21,962 Premier financing	21,805	17,142
$ 21,000 Tangiers financing	3,434	-
$ 5,000 Tangiers financing	2,500	-
	2,413,537	2,355,354
Less: Current portion of convertible debt	(2,413,537)	(2,206,247)
Long term portion of convertible debt	$-	$149,107

There were no modifications to any terms nor any conversions on these debentures during the three month period ending June 30, 2012.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended June 30, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	-	6,837	-	6,837
$ 600,000 Yorkville financing	-	(231,635)	-	(231,635)
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	(7,358)	-	(7,358)
$ 27,500 Asher financing (b)	-	(3,026)	-	(3,026)
$ 10,750 Barclay financing (c)	-	(10,054)	-	(10,054)
$ 9,750 Tangiers financing (d)	-	(221)	-	(221)
$ 170,562 Ratzker financing (e)	-	(2,239)	-	(2,239)
$ 67,042 Harvey financing (f)	-	4,101	-	4,101
$ 89,383 Cariou financing (g)	-	5,333	-	5,333
$ 10,000 Tangiers financing (i)	-	-	-	-
$ 15,000 Tangiers financing (j)	-	-	-	-
$ 65,000 Panache financing (k)	-	(6,570)	-	(6,570)
$ 15,000 Panache financing (l)	-	(130)	-	(130)
$ 567,200 Westmount financing (m)	-	102,857	-	102,857
$ 170,561 Redwood financing (n)	-	18,127	-	18,127
$ 21,962 Premier financing	-	(1,632)	-	(1,632)
$ 21,000 Tangiers financing	-	11,915	-	11,915
$ 5,000 Tangiers financing	-	70	-	70
Preferred stock, Series B	-	-	-	-
Preferred stock, Series D	-	(36,511)	-	(36,511)
	-	150,136	-	150,136

	Three Months ended June 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$-	$(295,509)	$(12,825)	$(308,334)
$ 600,000 Yorkville financing	-	40,020	-	40,020
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	7,220	(5,616)	1,604
$ 27,500 Asher financing	-	(3,603)	-	(3,603)
$ 10,750 Barclay financing	-	(2,055)	-	(2,055)
$ 9,750 Mackie financing	-	2,278	-	2,278
$ 170,562 Ratzker financing	-	(176,285)	-	(176,285)
$ 67,042 Harvey financing	-	(491)	-	(491)
$ 89,383 Cariou financing	-	3,879	-	3,879
$ 10,000 Tangiers financing	-	(9,615)	-	(9,615)
$ 15,000 Tangiers financing	-	(12,287)	-	(12,287)
$ 25,000 Tangiers financing	(1,662)	22,462	-	20,800
$ 65,000 Panache financing	(35,880)	23,460	(11,352)	(23,772)
$ 15,000 Panache financing		3,836	-	3,836
$ 567,200 Westmount financing	-	(529,205)	(42,054)	(571,259)
$ 170,561 Redwood financing	-	(341,906)	(67,492)	(409,398)
Preferred stock, Series B		85,155	-	85,155
	$(37,542)	$(1,182,646)	$(139,339)	$(1,359,527)

	Six Months ended June 30, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	-	(69,619)	(6,029)	(75,648)
$ 600,000 Yorkville financing	-	(127,350)	-	(127,350)
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	(7,964)	-	(7,964)
$ 27,500 Asher financing	-	(3,090)	-	(3,090)
$ 10,750 Barclay financing	-	(10,265)	-	(10,265)
$ 9,750 Tangiers financing	-	(9,918)	-	(9,918)
$ 170,562 Ratzker financing	-	(963)	(2,429)	(3,392)
$ 67,042 Harvey financing	-	(11,247)	-	(11,247)
$ 89,383 Cariou financing	-	(11,379)	-	(11,379)
$ 10,000 Tangiers financing	-	18,941	(7,213)	11,728
$ 15,000 Tangiers financing	-	15,822	(12,450)	3,372
$ 65,000 Panache financing	-	5,734	(5,881)	(147)
$ 15,000 Panache financing	-	1,122	-	1,122
$ 567,200 Westmount financing	-	87,145	-	87,145
$ 170,561 Redwood financing	-	57,302	(68,201)	(10,899)
$ 21,962 Premier financing	-	(8,236)	-	(8,236)
$ 21,000 Tangiers financing	(18,480)	11,741	-	11,741
$ 5,000 Tangiers financing	(9,417)	5,729	(4,708)	(8,396)
Preferred stock, Series B	-	(106,444)	-	(106,444)
Preferred stock, Series D	-	(41,746)	-	(41,746)
	$(27,897)	$(204,685)	$(106,911)	$(339,493)

	Six Months ended June 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$-	$306,603	$(23,917)	$282,686
$ 600,000 Yorkville financing	-	197,253	-	197,253
$ 300,000 Yorkville financing	-	26	-	26
$ 75,000 Collins financing	-	4,585	(22,742)	(18,157)
$ 27,500 Asher financing	(9,229)	(4,189)	-	(13,418)
$ 10,750 Barclay financing	(1,619)	985	-	(634)
$ 9,750 Mackie financing	-	(1,388)	-	(1,388)
$ 170,562 Ratzker financing	-	(41,245)	-	(41,245)
$ 67,042 Harvey financing	-	(491)	-	(491)
$ 89,383 Cariou financing	-	3,879	-	3,879
$ 10,000 Tangiers financing	-	(9,615)	-	(9,615)
$ 15,000 Tangiers financing	-	(12,287)	-	(12,287)
$ 25,000 Tangiers financing	(1,662)	22,462	-	20,800
$ 65,000 Panache financing	(35,880)	23,460	(11,352)	(23,772)
$ 15,000 Panache financing		3,836	-	3,836
$ 567,200 Westmount financing	-	(529,205)	(42,054)	(571,259)
$ 170,561 Redwood financing	-	(341,906)	(67,492)	(409,398)
Preferred stock, Series B	-	133,226	-	133,226
	$(48,390)	$(244,011)	$(167,557)	$(459,958)

The following table illustrates the components of derivative liabilities:

	As of June 30, 2012
	Compound Derivative	Warrant Liability	Total
$2,825,000 Yorkville financing	$677,629	$-	$677,628
$ 600,000 Yorkville financing	715,494	3,990	719,484
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	48,636	-	48,636
$ 27,500 Asher financing	36,418	-	36,418
$ 10,750 Barclay financing	18,207	-	18,207
$ 9,750 Mackie financing	15,180	-	15,180
$ 170,562 Ratzker financing	204,697	-	204,697
$ 67,042 Harvey financing	50,044	-	50,044
$ 89,383 Cariou financing	63,328	-	63,328
$ 65,000 Panache financing	80,415	-	80,415
$ 15,000 Panache financing	11,721	-	11,721
$ 567,200 Westmount financing	698,755	-	698,755
$ 170,561 Redwood financing	230,026	-	230,026
$ 21,962 Premier financing	17,790	-	17,790
$ 21,000 Tangiers financing	27,739	-	27,739
$ 5,474 Tangiers financing	3,688	-	3,688
	$2,899,767	$3,990	$2,903,757

The following table illustrates the components of derivative liabilities at December 31, 2011:

	Compound derivative	Warrant liability	Total
$2,825,000 Yorkville financing	$608,013	$-	$608,013
$ 600,000 Yorkville financing	586,883	5,250	592,133
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	40,672	-	40,672
$ 27,500 Asher financing	33,328	-	33,328
$ 10,750 Barclay financing	7,942	-	7,942
$ 9,750 Mackie financing	5,262	-	5,262
$ 170,562 Ratzker financing	203,734	-	203,734
$ 67,042 Harvey financing	38,797	-	38,797
$ 89,383 Cariou financing	51,949	-	51,949
$ 10,000 Tangiers financing	18,941	-	18,941
$ 15,000 Tangiers financing	15,821	-	15,821
$ 65,000 Panache financing	86,149	-	86,149
$ 15,000 Panache financing	12,843	-	12,843
$ 567,200 Westmount financing	785,900	-	785,900
$ 170,561 Redwood financing	287,328	-	287,328
$ 21,962 Premier financing	9,554	-	9,554
	$2,793,116	$5,250	$246,872,862

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2012:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Yorkville financing	55,042,498	-	55,042,498
$ 600,000 Yorkville financing	58,118,292	262,500	58,380,792
$ 300,000 Yorkville financing	398	167	565
$ 75,000 Collins financing	3,486,994	-	3,486,994
$ 27,500 Asher financing	2,786,393	-	2,786,393
$ 10,750 Barclay financing	1,392,287	-	1,392,287
$ 9,750 Tangiers financing	1,174,895	-	1,174,895
$ 170,562 Ratzker financing	14,563,986	-	14,563,986
$ 67,042 Harvey financing	3,854,915	-	3,854,915
$ 89,383 Cariou financing	4,878,185	-	4,878,185
$ 65,000 Panache financing	6,149,326	-	6,149,326
$ 15,000 Panache financing	952,168	-	952,168
$ 567,200 Westmount financing	56,758,585	-	56,758,585
$ 170,561 Redwood financing	16,633,635	-	16,633,635
$ 21,962 Premier financing	1,370,388	-	1,370,388
$ 21,000 Tangiers financing	2,136,406	-	2,136,406
$ 5,000 Tangiers financing	284,091	-	284,091
Preferred Stock, Series B	10,644,400	-	10,644,400
Preferred Stock, Series D	5,882,353	-	5,882,353
Preferred Stock, Series E	500,000	-	500,000
	246,610,195	262,667	246,872,862

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

During the six months ended June 30, 2012, conversions were as follows:

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

As noted above, the following notes are in default:  the remaining balance of the $2,825,000 financing, the $600,000 and $300,000 Yorkville financings, the $75,000 Collins financing, the $27,500 Asher financing, the $10,750 Barclay financing, the $567,200 Westmount financing, the $67,042 Harvey financing, the $65,000 and $15,000 Panache financings, the $21,962 Premier financings and the $89,383 Cariou financing.  However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculations.

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2011	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2012	38,164	$2.97
Exercisable at June 30, 2012	38,164	$2.97

b)	Outstanding warrants:

At June 30, 2012, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$ 300,000 financing	03/19/08	03/19/13	167	$1,200

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the six month period ended June 30:
	2012		2011
	Shares	Value	Shares	Value
Employee compensation	-	$-	5,000	$3,300
Legal services	400,000	8,000
	400,000	$8,000	5,000	$3,300

The following table summarizes other common stock issued during the six month period ended June 30:

	2012		2011
	Shares	Value	Shares	Value
Satisfaction of payables	300,000	$6,000	718,157	$246,401
Redemption of convertible debenture	-	-	203,174	79,056
Notes payable	-	-	366,824	78,604
	300,000	$6,000	1,288,155	$404,061

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

At June 30, 2012 and December 31, 2011, there were cumulative undeclared dividends to Preferred Series B shareholders of $43,908 and $39,917, respectively, the obligation for which is contingent on declaration by the board of directors.

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

During the quarter ending June 30, 2012, 10,000 shares of Series E preferred shares were sold for $10,000.

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

g)	Reverse split:

On July 6, 2012, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

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
$177,288

NOTE 8 – SUBSEQUENT EVENTS

(a) $17,500 Asher financing:

On August 9, 2012, the Company entered into a $17,500 Convertible Note Agreement with an unrelated third party (“Asher”).  The note calls for interest at 8% through the maturity date of May 13, 2013.   The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the average of the lowest 3 trading price in the 30 days prior to the conversion date.

(b) $20,000 Asher financing:

On August 2, 2012, Cariou sold a $20,000 tranche of his convertible debenture to Asher. The Company then executed a new $20,000 Convertible Note Agreement with Asher. The note calls for interest at 10%. The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 40% of the average of the lowest trading price in the 30 days prior to the conversion date.

(c) $7,000 Cariou financing:
On August 3, 2012, the Company entered into a $7,000 Convertible Note Agreement with an ex-employee (“Cariou”). The note calls for interest at 10% through the maturity date February 3, 2013. The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to the average closing bid prices for the Common Stock for the 5 trading days prior to the conversion date.

(d) On July 6, 2012, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

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

The Company’s revenues are principally derived from standing contracts that include Microsoft (partner management and IT professional services), and other customers whose product development groups require custom software development and consulting companies. Existing contract revenues vary month by month based on the demands of the clients. The Company’s collaboration effort is in the early stages of growth and will require additional working capital to compete effectively against new entrants in this rapidly growing market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011:

During the three-month period ended June 30, 2012 (the "2012 Period") revenues were $321,745 compared to revenues of $517,765 during the three-month period ended June 30, 2012 (the "2011 Period").  Our revenues were significantly lower compared to the previous year as customers delayed spending on software development services for IT consulting and software development projects as well as capital expenditures until later in the calendar year.

Cost of revenues was $199,530 for the 2012 Period compared to $297,088 for the 2011 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2012 revenues amounted to $122,215 (38.0% gross profit percentage) compared to $220,677 (42.6% gross profit percentage) for the 2011 Period.

Research and development was $31,951 (9.9% of gross revenues) for the 2012 Period compared to $40,451 (7.8% of gross revenues) in the 2011 Period.  The increased research and development investment resulted from new software development and testing initiatives, including CoroWare Analytics and Reporting for Vidyo which was announced in July 2012.

Operating expenses were $296,063 during the 2012 Period compared to $377,816 during the 2011 Period.  General and Administration expenses were reduced by 21%, to $179,347 in the 2012 Period compared to $226,109 for the 2011 Period as the Company continued to reduce its executive compensation and public company expenses.  Sales and marketing expenses were reduced by 21% to $82,125 in the 2012 Period compared to $103,825 for the 2011 Period as the Company further refined sales compensation plans to bring them in line with the Company’s cost of sales objectives.  Loss from operations was $173,848 during the 2012 Period compared to $157,139 in the 2011 Period.

Total other expense was $320,133 during the 2012 Period compared to Total other expense of $1,495,020 in the 2011 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative expense in the 2012 Period was $150,136 compared to Derivative expense of $1,359,527 in the 2011 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  During the 2012 Period, the share price remained consistent ($0.02 at March 31, 2012 versus $0.02 at June 30, 2012) with a slight increase in the volatility which resulted in an insignificant change in the calculated Monte Carlo values.  The derivative expense in the 2012 Period is primarily due to Fair value adjustments to the embedded conversion features.  Interest expense for the three month 2012 Period is $172,097 compared to $193,985 for the three month 2011 Period.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2012 Period was $493,981 compared to a net loss of $1,652,159 for the 2011 Period.

Basic weighted average shares outstanding were 11,382,014 during the 2012 Period compared to 2,549,333 in the 2011 Period.  There is no fully diluted calculation for the 2012 Period or the 2011 Period as the effect would be anti-dilutive.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011:

During the six-month period ended June 30, 2012 (the "2012 Period") revenues were $675,121 compared to revenues of $888,269 during the six-month period ended June 30, 2012 (the "2011 Period").  Our revenues were 24% lower compared to the previous year as customers delayed spending on software development services for IT consulting and software development projects as well as capital expenditures until later in the calendar year.

Cost of revenues was $412,019 for the 2012 Period compared to $559,402 for the 2011 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2012 revenues amounted to $263,102 (39% gross profit percentage) compared to $328,867  (37% gross profit percentage) for the 2011 Period.

Research and development was $45,082 (6.7% of gross revenues) for the 2012 Period compared to $86,190 (9.7% of gross revenues) in the 2011 Period.

Operating expenses were $525,173 during the 2012 Period compared to $761,264 during the 2011 Period.  General and Administration expenses were reduced by 28% to $342,476 in the 2012 Period compared to $475,495 for the 2011 Period as the Company reduced its executive compensation and public company auditing expenses.  Sales and marketing expenses were reduced by 28% to $131,615 in the 2012 Period compared to $182,498 for the 2011 Period as the Company further adjusted sales compensation plans to bring them in line with the Company’s cost of sales objectives.  Loss from operations was $262,071 during the 2012 Period compared to $432,397 in the 2011 Period.

Total other expense was $752,412 during the 2012 Period compared to other expense of $830,220 in the 2011 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative expense in the 2012 Period was $339,493 compared to derivative expense of $459,958 in the 2011 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  During the 2012 Period, the share price remained consistent ($.02 at December 31, 2011 versus $0.02 at June 30, 2012) with a slight increase in the volatility which resulted in an insignificant change in the calculated Monte Carlo values.  The derivative expense in the 2012 Period is primarily due to expense recognized in connection with redemptions on various debentures during the Period.  Interest expense for the six month 2012 Period is $379,389 compared to $369,082 for the six month 2011 Period.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2012 Period was $1,014,483 compared to a net loss of $1,262,617 for the 2011 Period.

Basic weighted average shares outstanding were 9,186,530 during the 2012 Period compared to 1,788,533 in the 2011 Period.  There is no fully diluted calculation for the 2012 Period or the 2011 Period as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had current assets of $168,195, current liabilities of $12,318,734, negative working capital of ($12,150,539) and an accumulated deficit of $28,481,048.  For the six months ending June 30, 2012, we had net cash flows used in operating activities of ($15,222), net cash flows used in investing activities of ($1,371), and net cash flows provided by financing activities of $16,565.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.

(b)
At June 30, 2012, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC.  Yorkville currently holds $395,628 of the first tranche and $82,630 of the third tranche.  The remainder of the first tranche was assigned to a third party (“Ratzker”) who amended the terms in March 2011 extending the maturity date to March 2013.  During the second quarter of 2011, Ratzker assigned 50% of his note to another third party (“Redwood”).  The second trance was assigned to a third party who did not amend the terms.  The note is still in default.  The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(c)
As of June 30, 2012, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of June 30, 2012, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of June 30, 2012, we are in default on our Unsecured Convertible Debenture presently held by Barclay Lyons in the face amount of $10,750.  The debenture accrued interest at 21% through the maturity date of July 28, 2011 with default interest at 35% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(f)
As of June 30, 2012, we are in default on our Unsecured Convertible Debenture presently held by Martin Harvey in the face amount of $67,042.  The debenture accrued interest at 10% through the maturity date of May 2, 2011 with default interest at 15% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(g)
As of June 30, 2012, we are in default on our Unsecured Convertible Debenture presently held by Thomas Collins in the face amount of $39,170.  The debenture accrues interest at 15% and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(h)
As of June 30, 2012, we are in default on our Unsecured Convertible Debenture presently held by Premier IT Solutions in the face amount of $21,962.  The debenture accrues interest at 10% through the maturity date of March 5, 2012 and accrues default interest at 15% thereafter.  The note is convertible at the option of the holder into shares of CoroWare, Inc., common stock.

(i)
As of June 30, 2012, we are in default on two notes payable aggregating $100,000.  The notes accrued interest at 8% through the maturity date of February 2003 with default interest at 15% thereafter.  The notes are convertible at the option of the holder into shares of CoroWare, Inc. common stock.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

CoroWare, Inc.

	/s/	Lloyd T. Spencer
Dated: August 20, 2012	Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)