Form 10-Q
period 2012-09-30
CoroWare, Inc,
filed 2012-11-19
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    September 30, 2012

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

As of November 16, 2012 there were 211,102,389 shares of the issuer's $.0001 par value common stock outstanding.

COROWARE, INC.
September 30, 2012 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash	$2,927	$522
Accounts receivable, net	141,165	129,438
Inventory	2,190	3,783
Other current assets	21,109	7,518
Total current assets	167,391	141,261

Property and equipment, net	16,704	24,333
Other assets, net	56,273	6,927

TOTAL ASSETS	$240,368	$172,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$123,359	$125,456
Obligations collateralized by receivables	170,122	107,730
Accounts payable and accrued expenses	5,004,259	4,442,906
Accrued expenses, related parties	183,929	111,466
Notes payable	209,732	202,232
Notes payable, related parties	205,741	208,913
Derivative liability	8,766,164	2,798,366
Current maturities of convertible debt, net of discount	2,205,350	2,206,247
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of September 30, 2012 and December 31, 2011	397,390	106,443
Redeemable preferred stock, Series D, $.001 par value, 500,000 shares authorized, 100,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	223,330	75,901
Redeemable preferred stock, Series E, $.001 par value, 1,000,000 shares authorized, 10,000 and -0- shares issued and outstanding, respectively, as of September 30, 2012 and December 31, 2011	1,400	-
Small Business Administration Loan	980,450	980,450
Total current liabilities	18,471,226	11,366,110

Long term liabilities:
Convertible debt, net of discount and current portion	221,805	149,107
Total liabilities	18,693,031	11,515,217

Commitments

Stockholders’ deficit:
Common stock, $.0001 par value, 3,000,000,000 shares authorized,
101,813,955 and 3,980,589 shares issued and 101,813,951 and 3,980,585 outstanding at September 30, 2012 and
December 31, 2011, respectively	10,182	398
Additional paid-in capital	16,537,111	16,159,171
Accumulated deficit	(34,964,256)	(27,466,565)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(18,452,663)	(11,342,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$240,368	$172,521

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months ended September 30, 2012 and 2011 (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$224,136	$389,089	$910,655	$1,277,358
Cost of revenues	179,098	289,945	595,459	849,347

Gross profit	45,038	99,144	315,196	428,011

Operating expenses:
General and administrative	177,636	182,588	516,109	658,083
Sales and marketing	57,236	68,824	192,875	251,322
Research and development	12,309	20,372	57,391	106,562
Depreciation and amortization	3,000	3,000	9,000	20,081
Total operating expenses	250,181	274,784	775,375	1,036,048

Loss from operations	(205,143)	(175,640)	(460,179)	(608,037)

Other income (expense):
Derivative expense	(6,228,894)	(2,561,925)	(6,568,388)	(3,021,883)
Interest expense, net	(157,303)	(198,518)	(527,021)	(567,600)
Gain (Loss) on settlement of liabilities and mortgage note	(15,272)	-	(13,172)	(76,582)
Gain (loss) on convertible debt redemptions	106,700	114	71,070	75,517
Total other expense	(6,294,769)	(2,760,329)	(7,037,511)	(3,590,548)

Net loss	$(6,499,912)	$(2,935,969)	$(7,497,690)	$(4,198,586)

Net loss per share:
Basic	$(0.27)	$(0.62)	$(0.53)	$(1.68)
Weighted average shares outstanding:
Basic	23,689,883	4,705,474	14,126,220	2,503,438

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,497,690)	$(4,198,586)
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	9,000	20,081
Amortization of debt discount	166,618	205,123
Amortization of deferred financing costs	5,370	5,499
Derivative expense	6,568,387	3,021,883
Gain on convertible debt redemptions	(71,070)	(75,516)
Common stock issued for services	13,000	3,300
Loss on settlement of liabilities with stock	13,172	75,134
Changes in operating assets and liabilities:
Accounts receivable, net	(11,727)	36,123
Other current assets, net	1,002	(2,909)
Accounts payable and accrued expenses	642,638	860,101
Accrued expenses, related parties	72,463	(8,155)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(88,837)	(57,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,371)	(3,626)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(1,371)	(3,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Obligations collateralized by receivables	62,392	(6,593)
(Repayment of) proceeds from lines of credit, net	(2,097)	3,789
Payments on notes payable	(1,500)	(8,692)
Payments on notes payable, related parties	(3,172)	(3,342)
Payments on long-term debt	-	(2,000)
Proceeds from convertible debentures, net of financing costs	17,990	80,000
Proceeds from notes payable	9,000	15,000
Proceeds from sale of preferred stock, Series E	10,000	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	92,613	78,162

NET INCREASE IN CASH	2,405	16,614
Cash, beginning of period	522	-
Cash, end of period	$2,927	$16,614

Continued.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for redemption of convertible debentures	$278,705	$330,669
Common stock issued in satisfaction of accrued liabilities	$34,540	$280,849
Common stock issued as contribution into joint venture	$49,400	$-

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

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the nine months ended September 30, 2012 of $460,179.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2012, the Company will require additional working capital to develop its business operations.

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

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined balance due to factors as of September 30, 2012 and December 31, 2011 was $170,102 and $107,730.  Factor expense charged to operations for the three and nine month periods ended September 30, 2012 aggregated $5,814 and $24,830.

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

		September 30, 2012	December 31, 2011
$2,825,000 Yorkville financing		$471,543	$478,258
$ 600,000 Yorkville financing		600,000	600,000
$ 300,000 Yorkville financing		300,000	300,000
$ 75,000 Collins financing		39,169	34,679
$ 17,500 Asher financing	(a)	2,499	-
$ 20,000 Asher financing	(b)	18,695	-
$ 27,500 Asher financing	(c)	18,102	19,951
$ 10,750 Barclay financing		10,750	10,750
$ 9,750 Tangiers financing	(d)	3,059	8,524
$ 170,562 Ratzker financing		118,655	79,319
$ 67,042 Harvey financing		67,043	62,675
$ 89,383 Cariou financing		54,838	83,077
$ 10,000 Tangiers financing		-	7,895
$ 15,000 Tangiers financing		-	10,764
$ 65,000 Panache financing	(e)	47,388	29,602
$ 15,000 Panache financing		15,000	5,612
$ 567,200 Westmount financing		537,318	537,318
$ 170,561 Redwood financing	(f)	77,146	69,788
$ 21,962 Premier financing		21,805	17,142
$ 21,000 Tangiers financing		6,043	-
$ 5,474 Tangiers financing		2,500	-
$ 10,000 Magna financing	(g)	10,000	-
$ 54,060 Ridge Point financing	(h)	4,962	-
		2,426,515	2,355,354
Less: Current portion of convertible debt		(2,204,710)	(2,206,247)
Long term portion of convertible debt		$221,805	$149,107

(a)	$17,500 Asher financing:

On August 9, 2012, the Company consummated an unsecured Securities Purchase Agreement with an unrelated third party for the sale by the Company of its 8% secured convertible debentures in the aggregate principal amount of $17,500, net of deferred financing costs of $2,500.

The debenture matures on May 13, 2013, nine months from the date of issuance. The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the market price, which is defined as the average of the lowest 3 trading prices for the Company’s common stock during the 30 trading days prior to conversion.

In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (222.71% - 212.43%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $15,452 at inception.  There was no derivative expense recognized at inception.

There were no conversions on this instrument during the three month period ending September 30, 2012.

(b)	$20,000 Asher financing:

On August 2, 2012, Cariou sold $20,000 of his convertible note to Asher.   In connection with the sale, the Company restated the interest rate on the note from 15% to 10% and changed the conversion rate from the 5 day average closing price using the 5 trading days prior to conversion to 40% of the Market Price (defined as the average of the (1) lowest trading price for common stock during the 30 day trading period ending one trading day prior to the date of conversion).  Additionally, the beneficial ownership limit was increased from 4.99% to 9.99%.

During the three month period ending September 30, 2012, Asher converted $1,225 of the convertible debenture into 3,208,333 shares of the Company’s common stock.  The Company recognized a loss on redemption of $4,141.

(c)	$27,500 Asher financing:

During the quarter, the convertible note was modified to increase the beneficial ownership limit from 4.99% to 9.99%.

During the three month period ending September 30, 2012, Asher converted $3,600 of the convertible debenture into 8,780,488 shares of the Company’s common stock.  The Company recognized a gain on redemption of $87,320.

(d)	$9,750 Tangiers financing:

During the three month period ending September 30, 2012, Tangiers converted $5,245 of the convertible debenture into 13,221,424 shares of the Company’s common stock.  The Company recognized a gain on redemption of $1,106.

(e)	$170,561 Redwood financing:

During the three month period ending September 30, 2012, Panache converted $5,585 of the convertible debenture into 3,212,236 shares of the Company’s common stock.  The Company recognized a gain on redemption of $7,561.

(f)	$65,000 Panache financing:

During the three month period ending September 30, 2012, Panache converted $4,880 of the convertible debenture into 3,265,000 shares of the Company’s common stock.  The Company recognized a gain on redemption of $14,852.

(g)	$10,000 Magna financing:

On August 20, 2012, Cariou sold $10,000 of his convertible note to Magna Group, LLC (“Magna”).   In connection with the sale, the maturity date was extended from May 4, 2011 to April 20, 2013, the Company restated the interest rate on the note from 15% to 12% and changed the conversion rate from the 5 day average closing price using the 5 trading days prior to conversion to 60% of the lowest trading price for common stock during the 3 trading days prior to the date of conversion.  Additionally, if the stock is chilled by the DTC at any point in which this agreement is outstanding, the discount increases by an additional 8%.

There were no conversions on this instrument during the three month period ending September 30, 2012.

(h)	$54,060 Ridge Point financing:

On August 30, 2012, the Company entered into a $54,060 convertible note with LBB & Associates (“LBB”).   The note bears interest at 10% and matures March 24, 2013.  The note is convertible into common stock of the Company at a conversion rate equal to 65% of the average of the lowest two trading price for common stock during the 5 day trading period prior to the date of conversion.

On September 21, 2012, LBB sold this note to Ridge Point Capital.  During the three month period ending September 30, 2012, there were no conversions on this debenture.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended September 30, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	$-	$(1,596,351)	$-	$(1,596,351)
$ 600,000 Yorkville financing	-	(684,871)	-	(684,871)
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	(88,632)	-	(88,632)
$ 17,500 Asher financing	-	(59,471)	-	(59,471)
$ 20,000 Asher financing	(62,980)	(32,754)	(971)	(96,705)
$ 27,500 Asher financing (b)	-	(62,079)	(108,311)	(170,390)
$ 10,750 Barclay financing (c)	-	(13,025)	-	(13,025)
$ 9,750 Tangiers financing (d)	-	(28,636)	(10,462)	(39,098)
$ 170,562 Ratzker financing (e)	-	(368,772)	-	(368,772)
$ 67,042 Harvey financing (f)	-	(60,090)	-	(60,090)
$ 89,383 Cariou financing (g)	-	(24,193)	-	(24,193)
$ 10,000 Tangiers financing (i)	-	-	-	-
$ 15,000 Tangiers financing (j)	-	-	-	-
$ 65,000 Panache financing (k)	-	(167,097)	(21,812)	(188,909)
$ 15,000 Panache financing (l)	-	(29,427)	-	(29,427)
$ 567,200 Westmount financing (m)	-	(1,756,385)	-	(1,756,385)
$ 170,561 Redwood financing (n)	-	(494,302)	(12,857)	(507,159)
$ 21,962 Premier financing	-	(11,535)	-	(11,535)
$ 21,000 Tangiers financing	-	(78,291)	-	(78,291)
$ 5,000 Tangiers financing	-	(10,788)	-	(10,788)
$ 10,000 Magna financing	(13,267)	(21,210)	-	(34,477)
$ 54,060 Ridge Point financing	(9,846)	(118,893)	-	(128,739)
Preferred stock, Series B	-	(184,503)	-	(184,503)
Preferred stock, Series D	-	(105,683)	-	(105,683)
Preferred stock, Series E	-	8,600	-	8,600
	$(86,093)	$(5,988,388)	$(154,413)	$(6,228,894)

	Three Months ended September 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$-	$(550,989)	$-	$(550,989)
$ 600,000 Yorkville financing	-	(797,107)	-	(797,107)
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	(40,046)	-	(40,046)
$ 27,500 Asher financing	-	(20,294)	(2,976)	(23,270)
$ 10,750 Barclay financing	-	(2,829)	-	(2,829)
$ 9,750 Mackie financing	-	(900)	-	(900)
$ 170,562 Ratzker financing	-	(97,539)	-	(97,539)
$ 67,042 Harvey financing	-	(11,839)	-	(11,839)
$ 89,383 Cariou financing	-	(7,299)	-	(7,299)
$ 10,000 Tangiers financing	-	(3,009)	-	(3,009)
$ 15,000 Tangiers financing	-	(8,292)	-	(8,292)
$ 25,000 Tangiers financing	-	-	-	-
$ 65,000 Panache financing	-	(86,638)	-	(86,638)
$ 15,000 Panache financing	-	(11,395)	-	(11,395)
$ 567,200 Westmount financing	-	(561,796)	-	(561,796)
$ 170,561 Redwood financing	-	(60,934)	-	(60,934)
Preferred stock, Series B	-	(298,043)	-	(298,043)
	$-	$(2,558,949)	$(2,976)	$(2,561,925)

	Nine Months ended September 30, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$-	$(1,665,967)	$(6,029)	$(1,671,996)
$ 600,000 Yorkville financing	-	(812,222)	-	(812,222)
$ 300,000 Yorkville financing	-		-	-
$ 75,000 Collins financing	-	(96,596)	-	(96,596)
$ 17,500 Asher financing	-	(59,471)	-	(59,471)
$ 20,000 Asher financing	(62,980)	(32,754)	(971)	(96,705)
$ 27,500 Asher financing	-	(65,169)	(108,311)	(173,480)
$ 10,750 Barclay financing	-	(23,290)	-	(23,290)
$ 9,750 Tangiers financing	-	(38,554)	(10,462)	(49,016)
$ 170,562 Ratzker financing	-	(369,735)	(2,429)	(372,164)
$ 67,042 Harvey financing	-	(71,337)	-	(71,337)
$ 89,383 Cariou financing	-	(35,572)	-	(35,572)
$ 10,000 Tangiers financing	-	18,941	(7,213)	11,728
$ 15,000 Tangiers financing	-	15,820	(12,450)	3,370
$ 65,000 Panache financing	-	(161,362)	(27,693)	(189,055)
$ 15,000 Panache financing	-	(28,305)	-	(28,305)
$ 567,200 Westmount financing	-	(1,669,240)	-	(1,669,240)
$ 170,561 Redwood financing	-	(437,001)	(81,057)	(518,058)
$ 21,962 Premier financing	-	(19,771)	-	(19,771)
$ 21,000 Tangiers financing	(18,480)	(66,550)	-	(85,030)
$ 5,000 Tangiers financing	(9,417)	(5,060)	(4,708)	(19,185)
$ 10,000 Magna financing	(13,267)	(21,210)	-	(34,477)
$ 54,060 Ridge Point financing	(9,846)	(118,893)	-	(128,739)
Preferred stock, Series B	-	(290,947)	-	(290,947)
Preferred stock, Series D	-	(147,429)	-	(147,429)
Preferred stock, Series E		8,600	-	8,600
	$(113,990)	$(6,193,074)	$(261,323)	$(6,568,387)

	Nine Months ended September 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$-	$(244,386)	$(23,917)	$(268,303)
$ 600,000 Yorkville financing	-	(599,854)	-	(599,854)
$ 300,000 Yorkville financing	-	26	-	26
$ 75,000 Collins financing	-	(35,461)	(22,742)	(58,203)
$ 27,500 Asher financing	(9,229)	(24,483)	(2,976)	(36,688)
$ 10,750 Barclay financing	(1,619)	(1,844)	-	(3,463)
$ 9,750 Mackie financing	-	(2,288)	-	(2,288)
$ 170,562 Ratzker financing	-	(138,784)	-	(138,784)
$ 67,042 Harvey financing	-	(12,330)	-	(12,330)
$ 89,383 Cariou financing	-	(3,420)	-	(3,420)
$ 10,000 Tangiers financing	-	(12,624)	-	(12,624)
$ 15,000 Tangiers financing	-	(20,579)	-	(20,579)
$ 25,000 Tangiers financing	(1,662)	22,462	-	20,800
$ 65,000 Panache financing	(35,880)	(63,178)	(11,342)	(110,410)
$ 15,000 Panache financing	-	(7,559)	-	(7,559)
$ 567,200 Westmount financing	-	(1,091,001)	(42,054)	(1,133,055)
$ 170,561 Redwood financing	-	(402,840)	(67,492)	(470,332)
Preferred stock, Series B	-	(164,817)	-	(164,817)
	$(48,390)	$(2,802,960)	$(170,533)	$(3,021,883)

The following table illustrates the components of derivative liabilities:

	As of September 30, 2012
	Compound Derivative	Warrant Liability	Total
$2,825,000 Yorkville financing	$2,273,980	$-	$2,273,980
$ 600,000 Yorkville financing	1,392,332	12,023	1,404,355
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	137,268	-	137,268
$ 17,500 Asher financing	74,923	-	74,923
$ 20,000 Asher financing	95,734	-	95,734
$ 27,500 Asher financing	98,497	-	98,497
$ 10,750 Barclay financing	31,232	-	31,232
$ 9,750 Tangiers financing	43,816	-	43,816
$ 170,562 Ratzker financing	573,469	-	573,469
$ 67,042 Harvey financing	110,134	-	110,134
$ 89,383 Cariou financing	87,521	-	87,521
$ 65,000 Panache financing	247,512	-	247,512
$ 15,000 Panache financing	41,148	-	41,148
$ 567,200 Westmount financing	2,455,140	-	2,455,140
$ 170,561 Redwood financing	724,328	-	724,328
$ 21,962 Premier financing	29,325	-	29,325
$ 21,000 Tangiers financing	106,030	-	106,030
$ 5,474 Tangiers financing	14,476	-	14,476
$ 10,000 Magna financing	34,477	-	34,477
$ 54,060 Ridge Point financing	182,799	-	182,799
	$8,754,141	$12,023	$8,766,164

The following table illustrates the components of derivative liabilities at December 31, 2011:

	Compound derivative	Warrant liability	Total
$2,825,000 Yorkville financing	608,013	-	608,013
$ 600,000 Yorkville financing	586,883	5,250	592,133
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	40,672	-	40,672
$ 27,500 Asher financing	33,328	-	33,328
$ 10,750 Barclay financing	7,942	-	7,942
$ 9,750 Mackie financing	5,262	-	5,262
$ 170,562 Ratzker financing	203,734	-	203,734
$ 67,042 Harvey financing	38,797	-	38,797
$ 89,383 Cariou financing	51,949	-	51,949
$ 10,000 Tangiers financing	18,941	-	18,941
$ 15,000 Tangiers financing	15,821	-	15,821
$ 65,000 Panache financing	86,149	-	86,149
$ 15,000 Panache financing	12,843	-	12,843
$ 567,200 Westmount financing	785,900	-	785,900
$ 170,561 Redwood financing	287,328	-	287,328
$ 21,962 Premier financing	9,554	-	9,554
	2,793,116	5,250	2,798,366

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2012:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Yorkville financing	1,120,213,254	-	1,120,213,254
$ 600,000 Yorkville financing	736,294,371	5,250,000	741,544,371
$ 300,000 Yorkville financing	406	33,333	33,739
$ 75,000 Collins financing	67,321,440	-	67,321,440
$ 17,500 Asher financing	35,391,233	-	35,391,233
$ 20,000 Asher financing	47,700,137	-	47,700,137
$ 27,500 Asher financing	46,548,973	-	46,548,973
$ 10,750 Barclay financing	15,569,370	-	15,569,370
$ 9,750 Tangiers financing	13,370,706	-	13,370,706
$ 170,562 Ratzker financing	293,334,441	-	293,334,441
$ 67,042 Harvey financing	62,293,012	-	62,293,012
$ 89,383 Cariou financing	46,529,127	-	46,529,127
$ 65,000 Panache financing	116,971,485	-	116,971,485
$ 15,000 Panache financing	19,391,459	-	19,391,459
$ 567,200 Westmount financing	1,156,993,485	-	1,156,993,485
$ 170,561 Redwood financing	325,883,788	-	325,883,788
$ 21,962 Premier financing	15,590,426	-	15,590,426
$ 21,000 Tangiers financing	43,651,628	-	43,651,628
$ 5,474 Tangiers financing	5,959,912	-	5,959,912
$ 10,000 Magna financing	14,899,275	-	14,899,275
$ 54,060 Ridge Point financing	83,852,813	-	83,852,813
Preferred Stock, Series B	141,925,333	-	141,925,333
Preferred Stock, Series D	79,760,718	-	79,760,718
Preferred Stock, Series E	500,000	-	500,000
	4,489,896,792	5,283,333	4,495,180,125

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

During the nine months ended September 30, 2012, conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Shares Issued	Gain (Loss) Recorded

$2,825,000 Yorkville convertible note financing	$6,715	395,000	$4,844
$ 65,000 Panache convertible note financing	8,980	3,675,000	7,536
$ 170,562 Ratzker convertible note financing	3,900	300,000	(2,531)
$ 10,000 Tangiers convertible note financing	10,000	500,000	2,033
$ 15,000 Tangiers convertible note financing	15,000	750,000	7,715
$ 170,561 Redwood convertible note financing	44,485	6,208,390	(19,547)
$ 5,474 Tangiers convertible note financing	2,500	500,000	(13,267)
$ 20,000 Asher convertible note financing	1,225	3,208,333	(4,140)
$ 27,500 Asher convertible note financing	3,600	8,780,488	87,320
$ 9,750 Tangiers convertible note financing	5,245	13,221,424	1,106
	$101,650	37,538,635	$71,070

As noted above, the following notes are in default:  the remaining balance of the $2,825,000 financing, the $600,000 and $300,000 Yorkville financings, the $75,000 Collins financing, the $27,500 Asher financing, the $10,750 Barclay financing, the $567,200 Westmount financing, the $67,042 Harvey financing, the $65,000 and $15,000 Panache financings, the Tangiers $9,750 financing, the $21,962 Premier financing and the $89,383 Cariou financing.  However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculations.

NOTE 6 – INVESTMENT IN JOINT VENTURE

On September 27, 2012, CoroWare announced that it has partnered with a private investor to launch a joint venture - ARICON, LLC - that is headquartered in Charlotte, North Carolina, and that will develop and market mobile robot platforms, applications, and solutions for the construction industry.

The joint venture is currently comprised of CoroWare (51% ownership), who agreed to contribute 38,000,000 shares of restricted CoroWare common stock, (1) mobile robot for prototype development, $10,000 cash, and mobile robotics development expertise; and Lucas Snyder (49% ownership), a private investor who agreed to contribute $50,000 cash, construction industry expertise, and customer relationships.

Through its combined expertise in construction and robotics, ARiCON intends to address the growing need for Computer Aided Production (CAP) solutions, with its initial focus on the development of robotic layout systems.

NOTE 7 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2011	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2012	38,164	$2.97
Exercisable at September 30, 2012	38,164	$2.97

b)	Outstanding warrants:

At September 30, 2012, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
$ 300,000 financing	03/19/08	03/19/13	167	$1,200

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the nine month period ended September 30:
	2012		2011
	Shares	Value	Shares	Value
Employee compensation	-	$-	5,000	$3,300
Investor relations	14,258,949	18,281
Legal services	400,000	6,800	-	-
	14,658,949	$25,081	5,000	$3,300

The following table summarizes other common stock issued during the nine month period ended September 30:

	2012		2011
	Shares	Value	Shares	Value
Satisfaction of payables	7,634,882	$34,540	983,946	$280,851
Redemption of convertible debentures	37,539,530	278,705	2,548,690	330,669
Contribution into joint venture	38,000,000	49,400	-	-
	83,174,412	$362,645	3,532,636	$611,520

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

At September 30, 2012 and December 31, 2011, there were cumulative undeclared dividends to Preferred Series B shareholders of $45,904 and $39,917, respectively.  Additionally, there were cumulative undeclared dividends to Preferred Series B shareholders of $250 and $0, respectively at September 30, 2012 and December 31, 2011.  These obligations are contingent on declaration by the board of directors.

e)	Preferred Stock, Series E:

On March 9, 2012 the Board approved by unanimous written consent an amendment to the Corporation’s Certificate of Incorporation to designate the rights and preferences of Series E Preferred Stock.  There are 1,000,000 shares of Series E Preferred Stock authorized with a par value of $0.001.  Each share of Series E Preferred Stock has a stated value equal to $1.00 and shall be entitled to receive dividends at the rate of 5% per annum on the stated value before dividends are declared on any other outstanding shares of stock of the Company.  These preferred shares rank higher than the common shares and pari passu with all other classes of preferred stock.  The Conversion Price for each share of Series E Preferred Stock in effect on any Conversion Date shall be 50% of the lowest closing bid price of the Common Stock on the principal trading exchange or market for the Common Stock for the twenty (20) trading days prior to but not including the Conversion Date, but in no case lower than the par value of the Common Stock.  Mandatory conversion can be demanded by the Company prior to October 1, 2013.  The holders of the Series E Preferred Stock shall have no voting power.

During the quarter ending September 30, 2012, there were no sales of Series E preferred shares.

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
$177,288

NOTE 9 – SUBSEQUENT EVENTS

Stock Issuances:

As of November 16, 2012, the Company issued 33,541,219 shares subsequent to September 30, 2012 in connection with redemptions of convertible debentures and 75,747,019 shares for services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011:

During the three-month period ended September 30, 2012 (the "2012 Period") revenues were $224,136 compared to revenues of $389,089 during the three-month period ended September 30, 2011 (the "2011 Period").  Our revenues were 42.4% lower compared to the previous year as customers continued to delay spending on software development projects.  As well, a significant number of videoconferencing and mobile robot product shipments were postponed in the third quarter of 2012 until the fourth quarter of 2012.

Cost of revenues was $179,098 for the 2012 Period compared to $289,945 for the 2011 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2012 revenues amounted to $45,038 (20.1% gross profit percentage) compared to $99,144 (25.5% gross profit percentage) for the 2011 Period.

Research and development was $12,309 (5.5% of gross revenues) for the 2012 Period compared to $20,372 (5.2% of gross revenues) in the 2011 Period, and comprised development of mobile robot and billing mediation application software.

Operating expenses were $250,181 during the 2012 Period compared to $274,784 during the 2011 Period.  General and Administration expenses were reduced by 2.7% to $177,636 in the 2012 Period compared to $182,588 for the 2011 Period as the Company continued to reduce its executive compensation and public company expenses.  Sales and marketing expenses were reduced by 16.8% to $57,236 in the 2012 Period compared to $68,824 for the 2011 Period as the Company further refined sales compensation plans to bring them in line with the Company’s cost of sales objectives.  Loss from operations was $205,143during the 2012 Period compared to $175,640 in the 2011 Period.

Total other expense was $6,294,769 during the 2012 Period compared to Total other expense of $2,760,329 in the 2011 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative expense in the 2012 Period was $6,228,894 compared to Derivative expense of $2,561,925 in the 2011 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  During the 2012 Period, the share price decreased ($.0028 at September 30, 2012 versus $0.02 at June 30, 2012) with consistent volatility, which resulted in a significant change in the calculated Monte Carlo values.  The derivative expense in the 2012 Period is primarily due to fair value adjustments to the embedded conversion features.  Interest expense for the three month 2012 Period is $157,303 compared to $198,518 for the three month 2011 Period.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2012 Period was $6,499,912 compared to a net loss of $2,935,969 for the 2011 Period.

Basic weighted average shares outstanding were 23,689,883 shares during the 2012 Period compared to 4,705,474 shares in the 2011 Period.  There is no fully diluted calculation for the 2012 Period or the 2011 Period as the effect would be anti-dilutive.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011:

During the nine-month period ended September 30, 2012 (the "2012 Period"), revenues were $910,655 compared to revenues of $1,277,358 during the nine-month period ended September 30, 2012 (the "2011 Period").  Our revenues were 28.7% lower compared to the previous year as customers delayed spending on software development projects, IT consulting engagements, software development projects, and capital expenditures until later in the calendar year.  As well, a significant number of videoconferencing and mobile robot product shipments were postponed in the third quarter of 2012 until the fourth quarter of 2012.

Cost of revenues was $595,459 for the 2012 Period compared to $849,347 for the 2011 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2012 revenues amounted to $ 315,196 (34.6% gross profit percentage) compared to $428,011 (33.5% gross profit percentage) for the 2011 Period.

Research and development was $57,391 (6.3% of gross revenues) for the 2012 Period compared to $106,562 (8.3% of gross revenues) in the 2011 Period.

Operating expenses were $775,375 during the 2012 Period compared to $1,036,048 during the 2011 Period.  General and Administration expenses were reduced by 21.6% to $516,109 in the 2012 Period compared to $658,083 for the 2011 Period as the Company reduced its executive compensation and public company auditing expenses.  Sales and marketing expenses were reduced by 23.3% to $192,875 in the 2012 Period compared to $251,322 for the 2011 Period as the Company further adjusted sales compensation plans to bring them in line with the Company’s cost of sales objectives.  Loss from operations was $460,179during the 2012 Period compared to $608,037 in the 2011 Period.

Total other expense was $7,497,690 during the 2012 Period compared to other expense of $3,590,548 in the 2011 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative expense in the 2012 Period was $6,568,388 compared to derivative expense of $3,021,883 in the 2011 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  During the 2012 Period, the share price decreased ($.0028 at September 30, 2012 versus $0.02 at December 31, 2011) with consistent volatility, which resulted in a significant change in the calculated Monte Carlo values.  The derivative expense in the 2012 Period is primarily due to expense recognized in connection with redemptions on various debentures during the Period.  Interest expense for the nine month 2012 Period is $527,021 compared to $567,600 for the nine month 2011 Period.  The debt discount was amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2012 Period was $ ($7,497,690) compared to a net loss of $4,198,586 for the 2011 Period.

Basic weighted average shares outstanding were 14,126,220 during the 2012 Period compared to 2,503,438 in the 2011 Period.  There is no fully diluted calculation for the 2012 Period or the 2011 Period as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had current assets of $167,391, current liabilities of $18,471,226, negative working capital of $18,303,835 and an accumulated deficit of $34,964,256.  For the nine months ending September 30, 2012, we had net cash flows used in operating activities of ($88,837), net cash flows used in investing activities of ($1,371), and net cash flows provided by financing activities of $92,613.

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

(b)
At September 30, 2012, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC.  Yorkville currently holds $395,628 of the first tranche and $82,630 of the third tranche.  The remainder of the first tranche was assigned to a third party (“Ratzker”) who amended the terms in March 2011 extending the maturity date to March 2013.  During the second quarter of 2011, Ratzker assigned 50% of his note to another third party (“Redwood”).  The second tranche was assigned to a third party who did not amend the terms.  The note is still in default.  The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(c)
As of September 30, 2012, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of September 30, 2012, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of September 30, 2012, we are in default on our Unsecured Convertible Debenture presently held by Barclay Lyons in the face amount of $10,750.  The debenture accrued interest at 21% through the maturity date of July 28, 2011 with default interest at 35% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(f)
As of September 30, 2012, we are in default on our Unsecured Convertible Debenture presently held by Martin Harvey in the face amount of $67,042.  The debenture accrued interest at 10% through the maturity date of May 2, 2011 with default interest at 15% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(g)
As of September 30, 2012, we are in default on our Unsecured Convertible Debenture presently held by Thomas Collins in the face amount of $39,170.  The debenture accrues interest at 15% and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(h)
As of September 30, 2012, we are in default on our Unsecured Convertible Debenture presently held by Premier IT Solutions in the face amount of $21,962.  The debenture accrues interest at 10% through the maturity date of March 5, 2012 and accrues default interest at 15% thereafter. The note is convertible at the option of the holder into shares of CoroWare, Inc. common stock

(i)
As of September 30, 2012, we are in default on two notes payable aggregating $100,000.  The notes accrued interest at 8% through the maturity date of February 2003 with default interest at 15% thereafter.  The notes are convertible at the option of the holder into shares of CoroWare, Inc. common stock.

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

CoroWare, Inc.

Dated: November 19, 2012	/s/ Lloyd T. Spencer
Lloyd T. Spencer, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)