Form 10-Q/A
period 2011-09-30
CoroWare, Inc,
filed 2013-01-31
CIK 1156784

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

Explanatory Note

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 of Coroware, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 21, 2012 (the “Form 10-Q”) is to correct the value of the Accounts Payable and Accrued Expenses to 4,334,578 from 4,334,579 and the change the value of General and Administrative expense in the Statement of Operations to 658,084 from 658,083 which also changed the Total Operating Expense to 1,036,049 and the Loss from Operations to (608,038)  to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2011	December 31, 2010
Current assets:	(Unaudited)
Cash	$16,614	$-
Accounts receivable, net	152,865	188,988
Inventory	3,967	4,818
Other current assets	13,434	10,673
Total current assets	186,880	204,479

Property and equipment, net	26,017	31,391
Intangible assets, net	-	11,081
Other assets, net	8,233	4,731

TOTAL ASSETS	$221,130	$251,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$128,780	$124,991
Obligations collateralized by receivables	95,796	102,389
Accounts payable and accrued expenses	4,334,578	3,811,415
Accrued expenses, related parties	110,916	150,536
Notes payable	202,232	263,133
Notes payable, related parties	220,269	292,812
Derivative liability	4,905,910	1,825,216
Current maturities of convertible debt, net of discount	2,127,447	2,292,410
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
September 30, 2011 and December 31, 2010	425,775	260,958
Small Business Administration Loan	980,450	982,450
Total current liabilities	13,532,153	10,106,310

Long term liabilities:
Convertible debt, net of discount and current portion	127,373	-
Total liabilities	13,659,526	10,106,310

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

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months ended September 30, 2011 and 2010 (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$389,089	$376,648	$1,277,358	$1,555,270
Cost of revenues	289,945	243,621	849,347	1,176,497
Gross profit	99,144	133,027	428,011	378,773
Operating expenses:
General and administrative	182,588	241,093	658,084	730,606
Sales and marketing	68,824	176,636	251,322	271,759
Research and development	20,372	51,097	106,562	86,904
Depreciation and amortization	3,000	10,550	20,081	31,350
Total operating expenses	274,784	479,376	1,036,049	1,120,619

Loss from operations	(175,640)	(346,349)	(608,038)	(741,846)

Other income (expense):
Derivative income (expense)	(2,561,925)	(923,670)	(3,021,883)	76,772
Interest expense, net	(198,518)	(142,061)	(567,600)	(559,615)
Other income		-		30,156
Gain (Loss) on settlement of liabilities and mortgage note	-	-	(76,582)	-
Gain on convertible debt redemptions	114	4,015	75,517	36,575
Total other income (expense)	(2,760,329)	(1,061,716)	(3,590,548)	(416,112)

Net income (loss)	$(2,935,969)	$(1,408,065)	$(4,198,586)	$(1,157,958)

Net income (loss) loss per share:
Basic	$(0.01)	$(0.06)	$(0.01)	$0.08
Diluted	$(0.01)	$(0.06)	$(0.01)	$0.08
Weighted average shares outstanding:
Basic	780,662,179	24,634,725	498,096,006	15,356,860
Diluted	780,662,179	24,634,725	498,096,006	15,356,860

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

CoroWare, Inc.

Dated: January 31, 2013	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)