Form 10-K/A
period 2011-12-31
CoroWare, Inc,
filed 2013-01-31
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K/A
(Amendment No. 3 )

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
SIGNATURES

EXPLANATORY NOTE – AMENDMENT NO. 3

The sole purpose of this Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of Coroware, Inc. (the “Company”) filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”) is to correct a typographical error in the Other current assets for 2010 to 10,373 to match the number originally reported, correction of Accounts payable and accrued expenses to 4,442,906, correction of the label for the stockholders’ deficit in the balance sheet to reflect the correct years of 2011 and 2010, corrected the 2010 stockholders’ equity value on the balance sheet to 9,854,628 to match the value reported in the stockholders’ equity statement, correction of in the Statement of Operations Gain (loss) on debt redemptions to 76,583 due to a rounding error.

No other changes have been made to the Form 10-K. This Amendment No. 3 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Dated:  January 31, 2013

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer, Director (Principal Executive Officer and Principal Accounting and Financial Officer),	January 31, 2013

/s/ John Kroon
John Kroon	Chairman of the Board of Directors	January 31, 2013

/s/ Martin Nielson
Martin Nielson	Director	January 31, 2013

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and December 31, 2010	F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2011 and December 31, 2010	F-5 – F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and December 31, 2010	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-32

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

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 14, 2011

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

ASSETS
	2011	2010

Current assets:
Cash	$522	$-
Accounts receivable, net	129,438	188,988
Inventory	3,783	4,818
Other current assets	7,518	10,673
Total current assets	141,261	204,479
Property and equipment, net	24,333	31,391
Intangible assets, net	-	11,081
Other assets, net	6,927	4,731
TOTAL ASSETS	172,521	251,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$125,456	$124,991
Obligations collateralized by receivables	107,730	102,389
Accounts payable and accrued expenses	4,442,906	3,811,415
Accrued expenses, related parties	111,466	150,536
Notes payable	202,232	263,133
Notes payable, related parties	208,913	292,812
Derivative liability	2,798,366	1,825,216
Current maturities of convertible debt, net of discount	2,206,247	2,292,410
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	106,443	260,958
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	75,901	-
Small business administration loan	980,450	982,450
Total current liabilities	11,366,110	10,106,310

Convertible debentures, net of current maturities	149,107	-
Total liabilities	11,515,217	10,106,310
Commitments

Stockholders’ deficit:
Common stock, $.001 par value, 900,000,000 shares authorized,
796,117,874 and 88,590,637 shares issued and 796,117,040 and 88,589,803
outstanding at December 31, 2011 and 2011, respectively	796,118	88,591
Additional paid-in capital	15,363,451	15,530,450
Accumulated deficit	(27,466,565)	(25,437,969)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(11,342,696)	(9,854,628)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,521	$251,682

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenues	$1,799,352	$2,009,563

Cost of revenues	1,214,737	1,502,230

Gross profit	584,615	507,333

Operating expenses:
General and administration	863,299	954,001
Sales and marketing	314,195	339,032
Research and development	122,221	92,959
Depreciation and amortization	21,765	41,933

Total operating expenses	1,321,480	1,427,925

Loss from operations before other income (expense)	(736,865)	(920,592)

Other income (expense):
Gain on sale of patents	-	-
Interest expense	(804,893)	(624,204)
Derivative income (expense)	(485,772)	453,921
Other income		31,265
Gain (loss) on debt redemptions	(76,583)	50,726
Gain (Loss) on extinguishment of debt	75,517
Total other income (expense)	(1,291,730)	(88,292)

Net loss	$(2,028,596)	$(1,008,884)
Net loss per share:
Basic and diluted	$(0.00)	$(0.05)
Weighted average shares outstanding – Basic and diluted	43,152,766,014	22,266,735

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