Form 10-Q/A
period 2013-01-25
CoroWare, Inc,
filed 2013-01-31
CIK 1156784

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

PART II – OTHER INFORMATION
    Item 1.     Legal Proceedings
    Item 1A.  Risk Factors
    Item 2.     Unregistered Sales of Equity Securities and Use of Funds
    Item 3.     Defaults Upon Senior Securities
    Item 4.     Removed and Reserved
    Item 5.     Other Information
    Item 6.     Exhibits
SIGNATURES

EXPLANATORY NOTE – AMENDMENT NO. 1

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 of Coroware, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”) is to correct the value of   Total current assets to 164,518 in both the Consolidated Balance Sheet and in the Liquidity and Capital Resources to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS
	March 31, 2012	December 31, 2011
Current assets:
Cash	$-	$522
Accounts receivable, net	149,552	129,438
Inventory	5,557	3,783
Other current assets	9,409	7,518
Total current assets	164,518	141,261

Property and equipment, net	21,894	24,333
Other assets, net	13,397	6,927

TOTAL ASSETS	$199,809	$172,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Lines of credit	$127,441	$125,456
Obligations collateralized by receivables	119,159	107,730
Accounts payable and accrued expenses	4,582,052	4,442,906
Accrued expenses, related parties	146,890	111,466
Notes payable	202,232	202,232
Notes payable, related parties	205,731	208,913
Derivative liability	2,790,131	2,798,366
Current maturities of convertible debt, net of discount	2,235,983	2,206,247
Redeemable preferred stock, Series B, $.001 par value, 10,000,000 shares authorized, 159,666 shares issued and outstanding as of
March 31, 2012 and December 31, 2011	212,887	106,443
Redeemable preferred stock, Series D, $.001 par value, 500,000 shares authorized, 100,000 shares issued and outstanding as of
March 31, 2012 and December 31, 2011	81,136	75,901

Small Business Administration Loan	980,450	980,450
Total current liabilities	11,684,092	11,366,110

Long term liabilities:
Convertible debt, net of discount and current portion	153,075	149,107
Total liabilities	11,837,167	11,515,217

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had current assets of $164,518, current liabilities of $11,684,092, negative working capital of ($11,518,574) and an accumulated deficit of $27,987,067.  For the three months ending March 31, 2012, we had net cash flows used in operating activities of ($23,183), net cash flows used in investing activities of $561 and net cash flows provided by financing activities of $23,222.

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