Form 10-K
period 2012-12-31
CoroWare, Inc,
filed 2013-04-16
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of April 11, 2013, was $220,284. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of April 11, 2013 there were 2,202,838,008 shares of the issuer's $.0001 par value common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

CoroWare, Inc is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. (“CTI”), has expertise in information technology consulting, mobile robotics, and affordable collaboration.  Through our subsidiary, CoroWare delivers custom engineering services, hardware and software products, and subscription services that benefit customers in North America, Europe, Australia, Asia and the Middle East.  Our customers span multiple industry sectors and comprise universities, large enterprises and small businesses, software and hardware product development companies, and non-profit organizations.

Employees

As of December 31, 2012, we had sixteen (16) employees composed of one (1) full time Officer and CEO, one (1) full time Director of Sales, one (1) full time Finance Administrator, two (2) full time Business Unit Managers, eight (8) full time engineers, and three (3) part time engineers. Our employees are not represented by a union. We consider relations with our employees to be positive and productive.

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

CoroWare Technologies comprises three separately managed lines of business:

•	CoroWare Business Solutions: IT and lab management; business intelligence; software architecture, design and development; content delivery; partner and program management.
•	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms.
•	Enhanced Collaboration Solution: Collaboration and conferencing products, solutions and subscription services.

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

CoroWare Business Solutions

CoroWare Business Solutions (CBS) offers systems integration services that help our customers deliver secure, high quality revenue generating  products and solutions.

Products and Solutions :

In 2013, we announced two new products for the cloud service providers and enterprise customers:

  CoroWare Cybersecurity for Enterprise Applications, which is built upon DSI’s Spread Spectrum IPTM patented network security technology.

In 2012, we also delivered the below products:

  CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems.

•         Billing Integration Framework for Accumulus and Vidyo, a software solution that integrates flexible billing from Accumulus Corp with the call detail records from Vidyo to create more flexible video conferencing subscription services.

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

Content Management

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

In 2012, we reorganized our robotics division and moved the facility to Charlotte, North Carolina, to take better advantage of strategic partnerships with the University of North Carolina Charlotte.

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

In 2012, we expanded the CoroCall Business Class HD Video Conferencing service with the addition of integrated call recording and webcast. In addition, we also enhanced the security of the offering by implementing 128 bit AES encryption. In 2012, we also became a reseller of VidyoCast, a broadcast service that incorporates Vidyo’s network tolerant video streaming into the broadcast arena.

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

In early 2011, we expanded our range of products when the Company announced the early adopter release of CoroCall Communications, an Internet telephony, conferencing, and communications system. CoroCall Communications is a standalone appliance server with features that were previously available only to large enterprises at a much higher price, offering customers an integrated Internet telephony solution that includes phone communications, high definition (HD) audio and video conferencing, and advanced call management. 2102 and the beginning of 2013 have brought several enhancements and additions to our CoroCall service. Recording and streaming capabilities were added to the platform allowing users to record and or stream video conferences on the fly without administrative intervention or support. Additionally our service is now deployed in a secure manner utilizing HTTPS and AES encryption, insuring that our customers’ calls and data are secure from hackers and potential eavesdroppers of sensitive information. By providing these new capabilities and managing customized solutions with API management, we have developed customers in vertical markets to include Health care, Education and legal applications. Law firms are utilizing our platforms for remote depositions and more. Schools are conducting virtual field trips and extended care facilities are connecting patients with care providers via our CoroCall Videoconferencing platform.

We have expanded our distribution model by developing a network of Value Added Service Providers (VASP’s). By adding CoroCall cloud based subscription services to their existing telephony, data management and other telecom services, there resellers are developing new recurring revenue streams without having to build out infrastructure to do so.

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

Competitors in the collaboration market include:

  Legacy videoconferencing vendors such as Polycom, Tandberg/Cisco and Lifesize/Logitech
  Legacy videoconferencing service providers, such as AT&T, that deploy and support legacy equipment from Polycom, Tandberg/Cisco and Lifesize/Logitech
  New entrants in affordable and modest quality videoconferencing services, such as oovoo and Nefsis
  New entrants into cloud based bridging and multipoint services such as Blue Jeans, Vidtel and others
  Upgrades to existing Data conferencing platforms to include multi party video within the collaboration tool. i.e. Go to Meeting, Webex.

Customers

All three divisions saw growth in their customer bases in 2012 as compared with 2011. CBS added additional contracts with existing customers and added additional large enterprise accounts as well. R&A engaged with a number of additional universities and research facilities. ECS added customers to its hosted solutions and additional resellers, as well as securing product and accessory sales to a number of customers.

ARicon Joint Venture

CoroWare, Inc. (“Company”) entered into a joint venture agreement (“Joint Venture Agreement”) with Lucas Snyder (“Snyder”) as of September 24, 2012, whereby the parties have formed a North Carolina limited liability company, ARICON, LLC, to implement a joint venture that will develop and market mobile robot platforms, applications, and solutions for the construction industry.

The Company will contribute mobile robotics development capabilities and certain equipment to the joint venture; and Snyder will contribute his construction industry knowledge, expertise and customer relationships.

Pursuant to the Joint Venture Agreement, on September 27, 2012, the Company contributed 38,000,000 shares of its common stock to Aricon, LLC at a price of $0.001 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act. The aggregate proceeds of the contribution into the formation of the joint venture were $38,000.

Regulation

Our services and products are not uniquely subject to governmental or industry regulations.

Research & Development

Our research and development activities have primarily been focused on the development of software components, mobile robot platforms such as the CoroBot Explorer and CoroCall Business Class HD Video Conferencing.  We intend to continue developing hardware and software products that we believe will potentially grow CoroWare's collaboration and mobile robotics products, solutions and services.

Research and development expenses from continuing operations for the years ended December 31, 2012 and December 31, 2011 were $58,949 and $122,221, respectively.

Products

CoroBot Classic:

CoroBot Classic was created to minimize the complexity of robot development. By combining a powerful PC-class platform with a robust, object-oriented software development system, the CoroBot Classic empowers users to rapidly deploy and develop robotic solutions. The CoroBot Classic also assists the hardware developer with additional physical mounting space, ports, sensors and communication devices.

CoroBot Explorer:

Our CoroBot Explorer mobile robot was created to expand on the capabilities of the CoroBot Classic and deliver a rugged indoor/outdoor platform that can withstand environmental elements such as dirt, dust, leaf debris, sand, gravel and shallow puddles.  Extra ports and surface mounting space make Explorer a robust and expandable research robot.

CoroBot Junior:

Our CoroBot Junior mobile robot is an affordable smart UGV that includes a water resistant chassis with an integrated PC-class CPU, on-board infrared sensors, an HD 1080p camera, and a wireless controller for teleoperation. The CoroBot Jr is available with two chassis options: 3 wheeled (2 drive motor) chassis and 4 wheel (4 drive motor) chassis.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prices of Common Stock

Beginning in February 2002, CoroWare’s common stock was eligible for listing in the OTC Bulletin Board.  Our trading symbol was “SRMW” until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became “HYTT”.  In November 2006, our name was changed to Innova Robotics & Automation, Inc. and the trading symbol was changed to INRA. In April 2008, we became CoroWare, Inc. and our trading symbol was changed to CROE.  In April 2009, in conjunction with a 1-for-300 reverse stock split, our trading symbol was changed to COWI. In January 2012, we revised the par value of our Common Stock from $0.001 to $0.0001. In July 2012, we effected a reverse split of 1-for-200.

Our common stock is quoted on the OTCQB exchange under the symbol, “COWI”. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended December 31, 2012 and December 31, 2011.

COMMON STOCK

Year Ended December 31, 2012	High	Low
First Quarter	$$0.04	$$0.02
Second Quarter	$$0.02	$$0.02
Third Quarter*	$$0.02	$$0.00
Fourth Quarter	$$0.00	$$0.00

Year Ended December 31, 2011	High	Low
First Quarter	$0.0048	$0.29
Second Quarter	$0.01	$0.04
Third Quarter	$0.046	$0.015
Fourth Quarter	$0.002	$0.0195

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of April 11, 2013, there were approximately 253 record holders of the Company's common stock. This reflects a reverse 200 for 1 reverse split of the stock on July 6, 2012.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2012, we have issued and outstanding 159,666 shares of Series B Preferred Stock all of which is entitled, prior to the declaration of any dividends on common stock, to a 5% dividend, payable in either cash or common stock.  The board of directors has sole discretion to declare dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  As of December 31, 2012, $28,304 of Series B Preferred dividends had been converted into common stock.  At December 31, 2012 and 2011, there were accrued unpaid dividends of $15,969, and cumulative undeclared dividends to Preferred Series B shareholders of $47,900 and $39,917, respectively, the obligation for which is contingent upon declaration by the board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following tables set forth the information as of December 31, 2012 with respect to compensation plans under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2012
Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	—	n/a	—
2004 Stock Option Plan	—	n/a	—
2005 Stock Option Plan	38,164	$2.97	38,164
Equity Stock Compensation plan not approved by security holders:
2006 Employee Compensation Plan	n/a	n/a	—
2008 Amended Incentive Stock Plan	n/a	n/a	2,890
2008 SIP – SEC File #333-151258	n/a	n/a	—
2009 Incentive Stock Plan	n/a	n/a	374,900
Total	38,164		415,954

Stock Plans

As of December 31, 2012, CoroWare had four stock compensation plans which provided for the issuance of 455,503,333 shares to employees of CoroWare or our subsidiaries as follows:

Plan Description	Authorized Shares	Remaining Shares
2006 Employee Compensation Plan	3,333	-
2008 Incentive Stock Plan	200,000,000	2,890
2009 Incentive Stock Plan	500,000	33,300
2010 Incentive Stock Plan (333-165768)	5,000,000	248,250
2011 Incentive Stock Plan (333-171325)	200,000,000	470,515
2012 Incentive Stock Plan (333-183512)	50,000,000	493,015
Total
	455,503,333	1,247,970

Stock Options

As of December 31, 2012, we had one active Stock Option Plan known as the 2005 Stock Option Plan. The Plan was approved by our stockholders on November 3, 2006 and authorized the issuance of 66,667 shares of common stock. The Board of Directors on December 31, 2007 cancelled options for 26,367 shares previously granted to current employees prior to that date which were exercisable at various prices and issued 26,367 options to these employees at the closing price as of December  31, 2007 or $3.00.  The number of options issued and outstanding under the 2005 plan on December 31, 2012 is 34,831.

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed by us in 2012 and any Current Reports on Form 8-K filed by us.

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

There were no options issued during the years ending December 31, 2012 and 2011.

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

PLAN OF OPERATION

CoroWare is well positioned for managed growth in Fiscal Year 2013 through continued growth of our CoroWare Business Solutions and Robotics & Automation business units, and rapid growth of our Enterprise Collaboration Solutions business unit.

The CoroWare Business Solutions (CBS) business unit anticipates growing its revenues by delivering business intelligence, software development, IT consulting, lab management and release management professional services through its long term clients, including Microsoft.  As well, it anticipates growing its revenues through the sales of products and solutions – such as CoroWare Billing Integration Framework and CoroWare License Manager - that help cloud service providers recognize revenues by delivering conferencing and application services. Additional revenue growth is expected through the sales of enterprise and cloud cyber security solutions.

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

The Enterprise Collaboration Solutions (ECS) business unit plans to rapidly grow its revenues by selling a combination of services and products.  Collaboration service revenues are generated through the sale of CoroCallTM, a managed business class HD video conferencing service that small, medium and large sized businesses - including consulting companies, non-profit groups, and distance learning companies – are considering as an alternative to purchasing and operating videoconferencing equipment and infrastructure.  Product revenues are being realized partly through the sale of Vidyo’s product line – including room systems and back-end infrastructure – partly through the sale of CoroWare collaboration products, partly through the sales of related accessories, and partly through the sales of VidyoCast products and services.

In order to achieve revenue and margin objectives in an increasingly global and competitive market, all of CoroWare’s business units offer their customers the option of using CoroWare’s near-shore resources, which comprise a team of highly capable IT architects, developers and testers with experience in software application development and integration, rich internet applications development, partner management portal development, IT infrastructure, and Quality Assurance.

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

There were no conversions on this instrument during the year ending December 31, 2012.

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

During the year ending December 31, 2012, Asher converted $400 of the convertible debenture into 1,333,333 shares of the Company’s common stock.

(c)	$25,000 Asher financing:

On October 10, 2012, , the Company consummated an unsecured Securities Purchase Agreement with an unrelated third party for the sale by the Company of its 8% secured convertible debentures in the aggregate principal amount of $25,000.

There were no conversions on this instrument during the year ending December 31, 2012.

(d) $11,440 Tangiers financing:

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

(e) $9,750 Tangiers financing:

On March 7, 2012, Robert Mackie sold his note to Tangiers. The note calls for interest at 10% through the maturity date of March 7, 2013 and default interest at 15% thereafter.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest trading price in the 7 days prior to the conversion date. Upon default, the conversion price changes to 40% of the lowest trading price in the 7 days prior to the conversion date.

(f)	$20,000 Panache financing:

On August 12, 2012, Cariou sold $20,000 of his convertible note to Panache. The note calls for interest at 10%.

There were no conversions on this instrument during the year ending December 31, 2012.

(g)	$10,000 Magna financing:

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

There were no conversions on this instrument during year ending December 31, 2012.

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

On September 21, 2012, LBB sold this note to Ridge Point Capital.  During the year ending December 31, 2012, there were three conversions on this debenture for 27,000,000 shares and $9,870.

(i)	$6,000 Blackridge financing:

On April 4, 2012, the Company entered into a secured promissory note with Blackridge Capital, LLC. The note bears interest at 5% and matured May 25, 2012.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011:

During the year ended December 31, 2012 (the "2012 Period") revenues were $1,309,251 compared to revenues of $1,799,352 during the year ended December 31, 2011 (the "2011 Period").  Revenues in the 2012 period were lower compared to the 2011 period. In the third quarter of the 2012 Period, two of our enterprise customers reduced their contract staffing budgets, mobile robot sales were lower than expected, and HD videoconferencing sales were delayed until later in the year. Revenues in the fourth quarter of the 2012 Period as enterprise customers purchased HD videoconferencing equipment and university customers purchased mobile robotics products.

Cost of goods sold was $846,885 and $1,214,737 for the 2012 Period and the 2011 Period, respectively.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.

Gross Profits decreased to $462,366 during the 2012 Period compared to $584,615 during the 2011 Period.  Gross profits decreased during the 2012 Period as a result of Gross revenues declining. The Gross profit percentage in the 2012 Period was 35.3% compared to 32.5% in the 2011 Period. The increased Gross profit percentage was the result of an improved utilization of its IT consulting resources; a reduction in the cost of goods sold for mobile robots; and complementing videoconferencing equipment sales with premium deployment and support services.

Operating expenses were $1,113,120 for the 2012 Period compared to $1,321,480 for the 2011 Period. General and administrative expenses amounted to $750,211 during the 2012 Period compared to $863,299 for the 2011 Period, and represented mostly labor and related compensation costs, legal & professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $291,961 for the 2012 Period compared to $314,195 for the 2011 Period. Depreciation and amortization costs were $12,000 for the 2012 Period compared to $21,765 for the 2011 Period.

Loss from operations was $650,754 for the 2012 Period compared to $736,865 for the 2011 Period. Loss from operations was lower in the 2012 Period due to a modest decrease in Cost of revenues, a modest decrease in Sales and marketing expenses, a decrease in research and development, and a decrease in General and Administrative expenses throughout the 2012 Period.

Other income (expense) was ($7,079,453) during the 2012 Period compared to ($1,291,730) in the 2011 Period. Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs. The derivative expense for the 2012 Period was $(6,568,387) compared to expense of ($485,772) for the 2011 Period. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. The derivative expense in the 2012 Period is the result of the decrease in our stock price on the measurement dates at the beginning and end of the year ($0.04 at December 31, 2011 versus $0.0001 at December 31, 2012). A decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the Monte Carlo calculation) which resulted in derivative income. Interest expense for the 2012 Period was $568,964 compared to $804,893 for the 2011Period.

Net loss for the 2012 Period was $7,730,208 compared to net loss of $2,028,596 for the 2011 Period. The increased Net loss was the result of the increased Derivative expense incurred during the 2012 Period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2012 (the "2012 Period") we used $369,390 net cash from operating activities versus a reduction of $71,268 for the year ended December 31, 2011 (the "2011 Period").

Cash outflows from the Company's investing activities in the 2012 Period were $1,371, compared with $3,626 in the 2011 Period.

In the 2012 Period, the Company generated $370,934 in cash from financing activities.  This primarily reflects borrowings on convertible debentures.  The Company's financing activities generated $75,416 of cash during the 2011 Period.

At December 31, 2012, we had current assets of $213,194, current liabilities of $18,647,068, negative working capital of $18,433,874 and an accumulated deficit of $35,096,503.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2012:

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A-(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2012, our principal executive officer and principal financial officer evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the company's principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal year that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on its assessment our management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, principal executive officers and significant employees as of December 31, 2012 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	56	Chief Executive Officer, Interim Chief Financial Officer, Director, Treasurer
Shanna Gerrard	56	Secretary
Martin Nielson	61	Director
John Kroon	72	Chairman, Director

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

MARTIN NIELSON was the Company's Chief Executive Officer and Chairman of the Board of Directors from May 2003 until he resigned as Chairman effective June 1, 2004.  Mr. Nielson is still on our Board of Directors. Mr. Nielson is a principal of Altos Bancorp, Inc., serving as its Chairman and Chief Executive Officer since November 2002. He has also served as Chief Executive Officer and director of Inclusion Inc. since September, 2000. Mr. Nielson and Altos were instrumental in assisting the Company in the negotiations that led to the Company's settlement of its litigation with SunTrust Bank and in securing the financing that funded that settlement. Mr. Nielson will continue as a director of the Company. Mr. Nielson is a senior executive with extensive experience in operations and finance. He has been a business builder for 30 years with such companies as Gap, Businessland, and Corporate Express. Altos, which is an outgrowth of Nielson's M&A practice during his ten years in London is engaged in providing investment banking and business development services to growth oriented, emerging companies throughout the United States and Europe. Altos was retained by the Company to act as its business advisor, but that contract was concluded to coincide with the acquisition of RWT. Mr. Nielson is also a director of Advanced Communications Technologies, Inc. Mr. Nielson is the founder, sole director, and chief executive officer of E-Waste Systems, Inc.

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

SHANNA GERRARD has been with CoroWare since 2010 and assumed the position of Corporate Secretary in April 2011. She has over 20 years of management experience and is certified in product management and marketing. Before coming to CoroWare, she worked in product management positions with The Church of Jesus Christ of Latter-day Saints and Intel, managing product launch and deployment of various conferencing and collaboration solutions. She has worked with information technology in a variety of industries including non-profit, semi-conductor, medical and medical technology, and legal. She has her Masters Degree in Management from Worcester Polytechnic Institute and her Bachelor’s Degree from Dartmouth College.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors. We expect our Board, in the future, to appoint an audit committee, nominating committee and compensation committee—none of which now exist--and to adopt a charter relative to each such committee. We intend to appoint such persons to committees of the Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirement until we elect to seek listing on a national securities exchange

Section 16(a) of the Securities and Exchange Act of 1934

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by CoroWare for years ended December 31, 2012 and 2011 to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2012 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other Compensation	Totals
Lloyd Spencer (1)	2012	$26,639	$—	$—	$—	$—	$—	$—	$26,639
	2011	$59,542							$59,542
David Hyams (2)	2012	$62,374							$62,374
	2011	$98,372							$98,372

Notes:

(1)	Lloyd Spencer has served as CEO since January 28, 2008 and interim CFO since November 17, 2008. Prior to that, he was Vice President of Business Development and Director. Mr. Spencer is President of our subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000. On May 16, 2006, Mr. Spencer entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors. Mr. Spencer was granted 1,667 options to purchase restricted shares of CoroWare common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years. On December 31, 2007 the options were re-priced from $12 to $3. In February 2008, these options were converted to 1,667 shares of CoroWare common stock. On September 12, 2007, Mr. Spencer was granted options to purchase restricted shares of the CoroWare common stock at $12 per share. On December 31, 2007, the options were re-priced from $12 to $3. As of December 31, 2010, all 5,000 of these options have vested.
(2)	David Hyams is Chief Technology Officer with a salary of $150,000. On May 16, 2006, Mr. Hyams entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors. Mr. Hyams was granted 1,667 options to purchase restricted shares of CoroWare common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years. On December 31, 2007 the options were re-priced from $12 to $3. In February 2008, these options were converted to 1,667 shares of CoroWare common stock. On September 12, 2007, Mr. Hyams was granted options to purchase restricted shares of the CoroWare common stock at $12 per share. On December 31, 2007, the options were re-priced from $12 to $3. As of December 31, 2010, all 5,000 of these options have vested. In 2011, Mr. Hyams agreed to a modification of his employment contract which changed his salary to an hourly rate resulting in gross income of $126,000 per year of which a portion is paid in cash as noted in the table above and a portion is deferred.

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

Name	Number of Shares Underlying Options	% of Total Options Granted to Employees	Exercise Price	Expiration Date
Lloyd Spencer (See Note 1)	25	14.2%	$600.00	9/12/2017
David Hyams (see Note2)	25	14.2%	$600.00	9/12/2017

Notes:

(1)  Lloyd Spencer has served as CEO since January 28, 2008 and interim CFO since November 17, 2008. Prior to that, he was Vice President of Business Development and Director. Mr. Spencer is President of our subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000.  On May 16, 2006, Mr. Spencer entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare, Inc.’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Spencer was granted 1,667 options to purchase restricted shares of our. common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of our common stock.  On September 12, 2007, Mr. Spencer was granted options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of December 31, 2012, all 5,000 of these options have vested.

(2) Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of the Company’s common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  On February 4, 2008 these options were converted into 1,667 share of the Company’s common stock as per a directive from our board of directors.  On September 12, 2007 Mr. Hyams was grated 5,000 options to purchase restricted shares of CoroWare common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  At December 31, 2012, all 5,000 of those options are vested.

Except as described above no other equity awards were made in 2012 and 2011 to any of the Executive Officers.

Outstanding Equity Awards at Year End

The following table sets forth information for the named executive officers regarding the number of options and stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2012.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lloyd Spencer	5,000	—	—	$3	9/2017	—	—	—	—
David Hyams	5,000	—	—	$3	9/2017	—	—	—	—

(1) These awards rest ratably over three years from the date of grant and are exercisable for ten years.

Director's Compensation

CoroWare, Inc. has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2012 and 2011 services, each director was awarded 4,500,000 restricted shares of our common stock.  In addition, the chairman was awarded 2,250,000 shares.  Neither director has received his shares for 2011, nor for 2012 services. A liability has been established for $14,249 for the remaining board fees that have yet to be paid.

The directors received the following common stock issuances for their service in 2012 and 2011:

Director	Restricted Common Stock Issued in 2012 for services	Value	Restricted Common Stock Issued in 2011 for services	Value

Martin Nielson	-	$-	-	$-
John Kroon	-	-	-	-

Total	-	$-	-	$-

Employment Agreements with Executive Officers

Currently there is an employment agreement with Lloyd Spencer, CEO and interim CFO of CoroWare, Inc., and President and CEO of CoroWare Technologies, Inc.  We entered into a five year employment agreement with Mr. Spencer on May 16, 2006.  Under the terms of this agreement, Mr. Spencer is to serve as the President of CoroWare and to provide services as needed.  His salary is $150,000 per annum.  During 2011, Mr. Spencer reduced his annual salary to $59,541, of which $40,000 was deferred. During 2012, an additional $17,650 was deferred. An annual bonus may be awarded at the discretion of the board of directors.  At the inception of the agreement, Mr. Spencer was awarded 16,667 stock options to purchase CoroWare, Inc. common stock at $5.40 per share.  These options vest annually over three years and terminate on the tenth anniversary of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 2, 2013 by each person or entity known by us to be the beneficial owner of more than 5% of any class of our voting securities, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 2,202,838,008 shares of common stock outstanding and 100,000 shares of Series D Convertible Preferred Stock outstanding as of April 11, 2013. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from April 11, 2013 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficial Ownership	Percent of Class
Lloyd Spencer
18529 NE 184 th Street	54,216	0.003%
Woodinville, WA 98072
Shanna Gerrard
131 Wildwood Dr	5,000	0.000%
Prescott AZ 86305
Martin Nielsen
12111 Hilltop Drive	11,589	0.000%
Los Altos, CA 94024
John Kroon
PO Box 3846	144	0.000%
Rancho Santa Fe, CA 92067

Directors and Officers as a Group (4 persons)	70,949	0.003%

Panache Capital
303 Merrick Road Suite 504
Lynbrook, NY 11563	118,720,000	5.389%

Name of Series D Stockholder	Number of Shares of Common Stock Held	Number of Shares of Series D Preferred held(1)	Number of Votes held by such Series D Stockholder	Number of Votes	Percentage of the Voting Equity
Lloyd Spencer	54,216	60,000	x 100,000	6,000,054,216	50.3%
Shanna Gerrard	5,000	20,000	x 100,000	2,000,005,000	16.8%
Jared Robert	9,536,197	20,000	x 100,000	2,009,536,197	16.8%

(1)	Each share of Series D Convertible Preferred Stock (“Series D Preferred”) has the equivalent of one hundred thousand (100,000) votes of common stock. Currently, there are 3 holders of Series D Preferred Stock, namely Lloyd Spencer (60,000 shares), Shanna Gerrard (20,000 shares) and Jared Robert (20,000 shares) (together, the “Series D Stockholders”), collectively holding 100,000 shares of Series D Preferred, resulting in the Series D Stockholders holding in the aggregate a majority of the total voting power of all issued and outstanding voting shares of the Company.

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

We also entered into short-term debt obligations other than in the ordinary course of business.  The following table sets forth the pertinent information relating to the obligations:

Lender	Interest Rate	Original Amount of Loan	Outstanding Balance at December 31, 2012	Date of Loan	Due Date
Rick Wynns	5%	$27,500	$—	Jul 22, 2005	Dec 31, 2007
Rick Wynns	21%	$25,000	$25,000	Jul 27, 2010	Jan 23, 2011
Amy Spencer	18%	$50,000	$50,000	Jul 3, 2008	Dec 20, 2008

Raphael Cariou	18%	$87,900	$—	Jul 3–Dec 19, 2008	Various dates thru April, 2011
John Kroon	18%	$10,000	$10,000	Mar 17, 2010	Sep 13, 2010
Lloyd Spencer	18%	$223,629	$118,913	Feb 2 – Aug 14, 2009	Various dates thru Mar 16, 2010

On July 22, 2005 CoroWare borrowed $30,000 from a beneficial shareholder and then-director, Rick Wynns, and entered into a short term note requiring interest at the annual rate of 5%, maturing in six months, and principal and accrued interest are convertible into CoroWare common stock at $0.15 per share. A payment of $2,500 was made during the 4th quarter of 2006.  The due date of the note was extended to December 31, 2008.  To date there have been no conversions.  In addition in October 2005 we entered into a second short-term obligation with Mr. Wynns for $30,000.  The note bears interest at 10% and matured in April 2006.  A $20,000 principal payment was made on this note in May 2006.  The due date of the note was extended to December 31, 2007.   In October 2005, we entered into a third short-term obligation with Mr. Wynns for $30,000.  This note bears interest at 10% and also matured in April 2006.  This note was also extended through December 31, 2007.  During the 4 th quarter of 2010, Mr. Wynns sold $40,000 of these notes to an outside third party and then made an additional loan to the Company of $25,000 bearing interest at 21% and maturing January 23, 2011.  That note is currently in default.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by Lake & Associates CPAs LLC for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 and 2011, were $50,700 and $70,848, respectively.

(2) Tax Fees

The aggregate fees billed for professional services rendered by Lake & Associates CPAs LLC for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2012 and 2011 were $0 and $0, respectively.

(3) All Other Fees

No other fees were paid to Lake & Associates CPAs LLC for fiscal years 2012 and 2011.

(4) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Lake & Associates for fiscal years 2012 and 2011.

(5) Audit Work Attributed to Persons Other Lake & Associates CPAs LLC

Not applicable.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.1.1	Amendment to Articles of Incorporation as of January 3, 2012

3.2	Bylaws (2)

4.1	Certificate of Designation of Series D Convertible Preferred Stock dated November 10, 2011 ( )

4.2	Certificate of Designation of Series E Convertible Preferred Stock dated March 9, 2012 ( )

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between CoroWare Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., CoroWare Technologies Inc. and CoroWare, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)
10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25 t , 2007 (22)

10.46	Secured Convertible Debenture, dated October 25 th , 2007 (22)

10.47	Redemption Warrant, dated October 25 th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25 th , 2007 (22)

10.49	Security Agreement, dated October 25 th , 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25 th , 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)
10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20 th , 2008 (23)

10.57	Secured Convertible Debenture, dated March 20 th , 2008 (23)

10.58	Warrant, dated March 20 th , 2008 (23)

10.59	Registration Rights Agreement, dated March 20 th , 2008 (23)

10.60	Security Agreement, dated November 2 nd , 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29 th , 2007 (23)

10.62	Amendment Agreement, dated March 20 th , 2008 (23)

10.63	Amendment to Articles of Incorporation dated April 23, 2008

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

10.67	Joint Venture Agreement

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*
* Filed herewith
(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.
28

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)	Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)	Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)	Incorporated by reference to the Form 10-Q filed on May 20, 2008.

(27)	Incorporated by reference to the Form S-8 filed on May 29, 2008.

(28)	Incorporated by reference to the Form S-8 filed on July 30, 2008.

(29)	Incorporated by reference to the Form 10-Q filed on August 19, 2008.

(30)	Incorporated by reference to the Form 8-K filed on November 19, 2008.

(31)	Incorporated by reference to the Form 10-Q filed on November 19, 2008.

(32)	Incorporated by reference to the Form 8-K filed on March 18, 2009.

(33)	Incorporated by reference to the Form 8-K filed on April 7, 2009.

(34)	Incorporated by reference to the Form 5 filed on May 12, 2009.

(35)	Incorporated by reference to the Form 10-K filed on May 18, 2009.

(36)	Incorporated by reference to the Form 10Q filed on May 20, 2009.

(37)	Incorporated by reference to the Form 8-K filed on August 7, 2009.

(38)	Incorporated by reference to the Form 10Q filed on August 19, 2009.

(39)	Incorporated by reference to the Form 8-K filed on August 28, 2009.

(40)	Incorporated by reference to the Form 8-K filed on October 22, 2009.

(41)	Incorporated by reference to the Form 10Q filed on November 23, 2009.

(42)	Incorporated by reference to the Form S-8 filed on December 16, 2009.

(43)	Incorporated by reference to the Form 8-K filed on January 10, 2010.

(44)	Incorporated by reference to the Form S-8 filed on March 29, 2010.

(45)	Incorporated by reference to the Form 10K filed on May 12, 2010.

(46)	Incorporated by reference to the Form 10Q filed on May 24, 2010.

(47)	Incorporated by reference to the Form 10Q filed on August 23, 2010.

(48)	Incorporated by reference to the Form 8K filed on September 17, 2010.

(49)	Incorporated by reference to the Form 10Q filed on November 22, 2010.

(50)	Incorporated by reference to the Form SC 13G filed on December 2, 2010.

(51)	Incorporated by reference to the Form S-8 filed on December 21, 2010.

(52)	Incorporated by reference to the Form 10K/A filed on January 5, 2011.

(53)	Incorporated by reference to the Form S-8 POS filed on February 22, 2011.

(54)	Incorporated by reference to the Form 8K filed on March 16, 2011.

(55)	Incorporated by reference to the Form NT 10-K filed on March 30, 2011.

(56)	Incorporated by reference to the Form 8K filed on April 14, 2011.

(57)	Incorporated by reference to the Form 10K filed on April 15, 2011.

(58)	Incorporated by reference to the Form NT 10-Q filed on May 16, 2011.

(59)	Incorporated by reference to the Form 10-Q filed on June 6, 2011.

(60)	Incorporated by reference to the Form Pre 14C filed on June 24, 2011.

(61)	Incorporated by reference to the Form Def 14A filed on July 29, 2011.

(62)	Incorporated by reference to the Form NT 10-Q filed on August 15, 2011.

(63)	Incorporated by reference to the Form Defr 14A filed on August 18, 2011.

(64)	Incorporated by reference to the Form 10-Q filed on August 19, 2011.

(65)	Incorporated by reference to the Form 10-Q/A filed on September 22, 2011.

(66)	Incorporated by reference to the Form 8K filed on September 23, 2011.

(67)	Incorporated by reference to the Form 3 filed on October 3, 2011.

(68)	Incorporated by reference to the Form 4 filed on October 3, 2011.

(69)	Incorporated by reference to the Form 8K filed on November 9, 2011.

(70)	Incorporated by reference to the Form 8KA filed on November 14, 2011.

(71)	Incorporated by reference to the Form NT 10-Q filed on November 14, 2011.

(72)	Incorporated by reference to the Form 8K filed on November 16, 2011.

(73)	Incorporated by reference to the Form Pre 14C filed on November 16, 2011.

(74)	Incorporated by reference to the Form 10-Q filed on November 21, 2011.

(78)	Incorporated by reference to the Form 8K/A filed December 12, 2011.

(79)	Incorporated by reference to the Form 8K/A filed on December 12, 2011.

(80)	Incorporated by reference to the Form Pre 14C filed on December 12, 2011.

(81)	Incorporated by reference to the Form Def 14C filed on December 12, 2011

(82)	Incorporated by reference to the Form 8K/A filed on December 13, 2011.

(83)	Incorporated by reference to the Form S-8 filed on March 7, 2012.

(84)	Incorporated by reference to the Form 8-K filed on March 7, 2012.

(85)	Incorporated by reference to the Form NT-10K filed on March 30, 2012.
31

(86)	Incorporated by reference to the Form 10K filed on April 16, 2012.

(87)	Incorporated by reference to the Form 10-K/A filed on April 18, 2012.

(88)	Incorporated by reference to the Form 10-K/A filed on April 25, 2012.

(89)	Incorporated by reference to the Form Pre 14C filed on May 4, 2012.

(90)	Incorporated by reference to the Form 10-Q filed on May 21, 2012.

(91)	Incorporated by reference to the Form Pre 14C filed on June 11, 2012.

(92)	Incorporated by reference to the Form Def 14C filed on June 15, 2012.

(93)	Incorporated by reference to the Form 8-K filed on July 11, 2012.

(94)	Incorporated by reference to the Form NT 10-Q filed on August 14, 2012.

(95)	Incorporated by reference to the Form 10-Q filed on August 20, 2012.

(96)	Incorporated by reference to the Form S-8 filed on August 23, 2012.

(97)	Incorporated by reference to the Form 3 filed on October 1, 2012.

(98)	Incorporated by reference to the Form 8-K filed on October 3, 2012.

(99)	Incorporated by reference to the Form S-8 filed on October 30, 2012.

(100)	Incorporated by reference to the Form NT 10-Q filed on November 13, 2012.

(101)	Incorporated by reference to the Form 10-Q filed on November 19, 2012.

(102)	Incorporated by reference to the Form S-8 filed on January 28, 2013.

(103)	Incorporated by reference to the Form 10-Q/A filed on January 31, 2013.

(104)	Incorporated by reference to the Form 10-Q/A filed on January 31, 2013.

(105)	Incorporated by reference to the Form 10-K/A filed on January 31, 2013.

(106)	Incorporated by reference to the Form Pre 14C filed on February 28, 2013

(107)	Incorporated by reference to the Form 5 filed on March 5, 2013.

(108)	Incorporated by reference to the Form 4 filed on March 5, 2013.

(109)	Incorporated by reference to the Form Def 14C filed on March 25, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2013

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer, Director (Principal Executive Officer and Principal Accounting and Financial Officer),	April 15, 2013

/s/ John Kroon
John Kroon	Chairman of the Board of Directors	April 15, 2013

/s/ Martin Nielson
Martin Nielson	Director	April 15, 2013

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and December 31, 2011	F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2012 and December 31, 2011	F-5 – F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and December 31, 2011	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-32

COROWARE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

ASSETS
	2012	2011

Current assets:
Cash	$2,754	$522
Accounts receivable, net	176,123	129,438
Inventory	15,267	3,783
Other current assets	21,109	7,518
Total current assets	215,253	141,261
Property and equipment, net	15,454	24,333
Other assets, net	12,873	6,927
TOTAL ASSETS	$243,579	$172,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$121,369	$125,456
Obligations collateralized by receivables	177,455	107,730
Accounts payable and accrued expenses	5,155,859	4,442,906
Accrued expenses, related parties	183,929	111,466
Notes payable	232,332	202,232
Notes payable, related parties	202,612	208,913
Derivative liability	8,766,164	2,798,366
Current maturities of convertible debt, net of discount	2,204,710	2,206,247
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	397,390	106,443
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	223,330	75,901
Redeemable preferred stock, Series E, $.001 par value, 1,000,000 Shares authorized, 10,000 and -0- shares issued and outstanding, respectively	1,400	—
Small business administration loan	980,450	980,450
Total current liabilities	18,647,000	11,366,110

Convertible debentures, net of current maturities	221,805	149,107
Total liabilities	18,868,805	11,515,217
Commitments

Stockholders’ deficit:
Common stock, $.0001 par value, 3,000,000,000 shares authorized,
306,542,857 and 3,980,589 shares issued and outstanding, respectively	30,654	398
Additional paid-in capital	16,537,112	16,159,171
Non controlling interest	39,298	—
Accumulated deficit	(35,196,590)	(27,466,565)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(18,625,226)	(11,342,696)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$243,579	$172,521

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	2012	2011

Revenues	$1,309,251	$1,799,352

Cost of revenues	846,885	1,214,737

Gross profit	462,366	584,615

Operating expenses:
General and administration	780,731	863,299
Sales and marketing	291,961	314,195
Research and development	58,948	122,221
Depreciation and amortization	12,000	21,765

Total operating expenses	1,143,640	1,321,480

Loss from operations before other income (expense)	(681,274)	(736,865)

Other income (expense):
Interest expense	(568,964)	(804,893)
Derivative income (expense)	(6,568,387)	(485,772)
Gain (loss) on debt redemptions	(13,172)	(76,583)
Gain (Loss) on extinguishment of debt	71,069	75,517
Total other income (expense)	(7,079,454)	(1,291,731)
Loss before non controlling interest	(7,760,727)	(2,028,596)
Net loss attributable to non controlling interest	30,702	—
Net loss	$(7,730,025)	$(2,028,596)
Net loss per share:
Basic and diluted	$(0.05)	$(0.01)
Weighted average shares outstanding – Basic and diluted	155.261.824	215,763,830

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2012 and 2011

	Common Stock			Additional	Non
	Shares		Amount	Paid-in Capital	Controlling Interest	Accumulated Deficit	Treasury Stock	Total
Balances, December 31, 2010	442,953	$	44	$15,618,997	$—	$(25,437,969)	$(35,700)	$(9,854,628)
Common stock issued in satisfaction of payables	983,946		98	280,753	—	—	—	280,851
Common stock issued for services and compensation	5,000		1	3,299	—	—	—	3,300
Common stock issued for redemption of convertible debenture	2,181,866		218	251,847	—	—	—	252,065
Common stock issued for notes payable	366,824		37	78,567	—	—	—	78,604
Transfer preferred stock to liability	—		—	(74,292)	—	—	—	(74,292)
Net loss	—		—	—	—	(2,028,596)	—	(2,028,596)
Balances, December 31, 2011	3,980,589		398	16,159,171	—	(27,466,565)	(35,700)	(11,342,696)
Common stock issued in satisfaction of payables	44,634,882		4,463	33,777	—	—	—	38,240
Common stock issued for services and compensation	85,787,184		8,579	69,213	—	—	—	77,792
Common stock issued for redemption of convertible debenture	134,140,001		13,414	274,951	—	—	—	288,365
Purchase of subsidiary	38,000,000		3,800	—	70,000			73,800
Fractional shares issued in reverse stock split	187		—	—	—	—	—	—
Net loss	—		—	—	(30,702)	(7,730,025)	—	(7,760,727)
Balances, December 31, 2012	306,542,857		$30,654	$16,537,112	$39,298	$(35,196,590)	$(35,700)	$(18,625,226)

  The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,760,727)	$(2,028,596)
Adjustments to reconcile net loss to cash flows from
operating activities:
Depreciation and amortization	12,000	21,765
Stock issued for services and compensation	149,744	3,300
Amortization of debt discount	166,618	297,209
Amortization of deferred financing costs	5,370	6,805
Derivative (income) loss	6,568,387	485,772
(Gain) loss on debt redemptions	(57,897)	(75,516)
Changes in operating assets and liabilities:
Accounts receivable, net	(46,685)	59,550
Inventory	(11,484)	1,035
Other assets	(2,191)	2,155
Accounts payable and accrued expenses	792,971	1,161,640
Accrued expenses, related parties	72,461	(6,387)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(111,433)	(71,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(3,121)	(3,626)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(3,121)	(3,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from obligations collateralized by receivables	69,725	5,341
Net proceeds from lines of credit	(4,087)	465
Proceeds from convertible debt financings	17,350	80,000
Payments on long-term debt	—	(2,000)
Payments on notes payable	(1,500)	(8,692)
Payments on notes payable, related parties	(6,301)	(14,698)
Proceeds from notes payable	31,600	15,000
Proceeds from common stock	10,000	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	116,787	75,416

NET CHANGE IN CASH	2,233	522
Cash, beginning of year	522	—
Cash, end of year	$2,755	$522

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2012 and 2011

	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—

Income taxes paid	$—	$—

NON CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued for joint venture contribution	$73,800	$—
Common stock issued in satisfaction of accounts and notes payable	$38,240	$280,849
Common stock issued for redemption of convertible debentures	$288,365	$330,669

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation policy:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CoroWare Technologies, Inc. (“CTI”), Innova Robotics, Inc. (“IR”), Robotic Workspace Technologies, Inc. (“RWT”), and Robotics Software Services, Inc. (“RSS”) (Herein are referred to as the “Subsidiaries”). The Company also consolidates its 51% interest in Aricon, LLC. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

CoroWare Technologies comprises three separately managed lines of business:

•	CoroWare Business Solutions : IT and lab management; business intelligence, software architecture, design and development; content delivery; partner and program management.
•	Robotics and Automation : Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.
•	Enhanced Collaboration Solution : Collaboration and conferencing products, solutions and subscription services.

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

Accounts receivable:

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. At December 31, 2012 and December 31, 2011, no allowance was deemed necessary.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renovations, renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to ten years.

Intangible assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of the unamortized cost basis of employment contracts and customer lists.  These assets were amortized on a straight line basis over the estimated useful lives ranging from 3 to 5 years and are fully amortized as of December 31, 2012.

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

Share-based payments :

Stock based compensation expense is recorded in accordance with FASB ASC 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered.  The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight line basis over the service period, which is the vesting period.  The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. There were no options granted during the years ending December 31, 2011 and 2011.

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition:

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

The Company recognizes revenue for its software and software professional services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Product sales are recognized by us generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

The Company accounts for arrangements that contain multiple elements in accordance with FASB ASC 605-25, Revenue Recognition, Multiple Element Arrangements. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the underlying elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

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

The Company’s collaboration revenue is comprised of both services and products.  Collaboration service revenues are generated through the sale of CoroCall TM , a managed collaboration service.  Our contracts provide for usage pricing or when paid for pre-paid service.  The Company recognizes this revenue in the period that the services or minutes are used and prepaid.    Product revenues are realized partly through the sale of Vidyo’s product line, including room systems and back-end infrastructure, and partly through the sale of CoroWare collaboration products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems, and partly through sales of accessories.  Revenues for these products are recognized when the product is delivered to the customer.

Research and development:

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses from continuing operations for the years ended December 31, 2012 and 2011 were $58,948 and $122,221 respectively.

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising expense:

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2012 and 2011 were $664 and $7,400, respectively.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At December 31, 2012 and 2011, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2012		2011
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	59%	24%	23%	24%
Customer 2	-%	-%	51%	24%
Customer 3	-%	-%	-%	-%

Basic and diluted loss per share:

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

NOTE 1 - NATURE OF THE COMPANY, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2012 and 2011 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2012 and 2011, there were cumulative undeclared dividends to Preferred Series B shareholders of $47,900 and $39,917, respectively, the obligation for which is contingent on declaration by the board of directors.  At December 31, 2012 and 2011, there were accrued unpaid dividends of $15,969, respectively.  This balance is part of accounts payable and accrued expenses.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the years ended December 31, 2012 and 2011 of $7,760,728 and $2,028,596, respectively. Because of these losses and the Company's working capital deficit, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN (Continued)

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

NOTE 3 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined balance due to factors as of December 31, 2012 and 2011 was $177,455 and $107,730.  Factor expense charged to operations for the years ended December 31, 2012 and 2011 amounted to, $38,157 and $44,155, respectively.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2012 and 2011:

	2012	2011
Computer equipment	$85,381	$82,260
Furniture and fixtures	7,862	7,862
	93,243	90,122
Less: accumulated depreciation	(77,789)	(65,789)
	$15,454	$24,333

Depreciation expense for the years ended December 31, 2012 and 2011 was $12,000 and $10,684, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, which arose during the Company’s business acquisitions activities, consisted of the following at December 31, 2012 and 2011:

	2012	2011	Life
Employment contracts	$—	$132,977	5 Years
Customer lists	—	605,242	3 Years
	—	738,219
Less: accumulated amortization	—	(738,219)
	$—	$—

Amortization expense amounting to $-0- and $11,081 during the years ended December 31, 2012 and 2011, respectively is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2012 and 2011:

		2012			2011

		Related Party		Other	Related Party		Other
Notes payable – Merger	6(a)	$		$100,000	$		$100,000
Notes payable – Shareholders	6(b)		202,612			208,913
Notes payable – Yorkville	6(c)			37,500			37,500
Other notes payable	6(d)		-	19,832			19,732
			$202,612	$232,332		$208,913	$202,232

(a)  Notes payable - Merger:

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005.  None of these warrants were exercised prior to their expiration.  This instrument is in default.  During the 4 th quarter of 2010, one of these notes with an outstanding balance of $75,000 was sold to a third party by the original investor.  The terms of the note were changed such that the note became a convertible debenture.  See the $75,000 Collins financing in Note 9(d).  During 2011, two additional merger notes aggregating $55,000 were sold to third parties by the original investors and simultaneously converted to convertible debentures.  See the $25,000 Tangiers financing in Note 9(k) and the $65,000 Panache financing in Note 9(n).

NOTE 6 - NOTES PAYABLE (continued)

(b) Notes payable - Shareholders:

During September through December 2005, the Company entered into short-term debt obligations totaling $257,000. These notes bore interest at rates ranging from 5 to 10% per annum and were due between ninety and one hundred twenty days. All of the lenders were shareholders of the Company. During the 4 th quarter of 2010, the remaining $40,000 of these notes was sold to a third party by the original investor.  That third party subsequently converted those notes along with the accrued interest of $7,509 into 15,560,455 shares of common stock of the Company.

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

(c)  Notes payable – Yorkville:

During August 2008, the Company entered into 2 short-term notes with Yorkville that bear interest at 18% and matured in December 2008. This transaction was recorded as an inducement expense of $3,750 during the year ended December 31, 2008. These instruments are in default.

(d) Other notes payable

Other notes payable consist of two notes to third parties.  The note bear interest at rates ranging from 0.8% to 21% and matured through December 31, 2011.  Both of these notes are in default.

NOTE 7 – LINES OF CREDIT

The Company has numerous unsecured lines of credit with various financial institutions bearing annual interest at rates ranging from 4.75% to 36.00%.   At December 31, 2012 and 2011 the company had aggregate outstanding balances on these lines of $121,369 and $125,456, respectively.  These lines of credit have no collateral and are payable monthly.

NOTE 8 - LONG-TERM DEBT

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at December 31, 2012 and 2011 was $980,450 and $980,450, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032. The Company and the Small Business Administration reached an agreement in November 2010 whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011.  The Company only made four  payments under the modification agreement.  The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default.  Contractual maturities of long term debt are as follows:

For the year ending December 31,	Small business administration loan	Convertible debt (1)	Combined
2012	$980,450	$2,206,247	$3,186,697
2013	—	149,107	149,107
	$980,450	$2,355,354	$3,335,804

(1) Carried at face value, net of discount.  See Note 9.

NOTE 9 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt at December 31, 2012 and 2011:

Financing	Note	2012	2011
$2,825,000 Yorkville financing	9(a)	$471,453	$478,258
$ 600,000 Yorkville financing	9(b)	600,000	600,000
$ 300,000 Yorkville financing	9(c)	300,000	300,000
$ 75,000 Collins financing	9(d)	39,169	34,679
$ 17,500 Asher financing	9(w)	2,499	-
$ 20,000 Asher financing	9(x)	18,695	-
$ 27,500 Asher financing	9(e)	18,102	19,951
$ 10,750 Barclay financing	9(f)	10,750	10,750
$ 9,750 Mackie financing	9(g)	3,059	8,524
$ 170,562 Ratzker financing	9(h)	118,655	79,319
$ 67,042 Harvey financing	9(i)	67,043	62,675
$ 89,383 Cariou financing	9(j)	54,838	83,077
$ 10,000 Tangiers financing	9(l)	-	7,895
$ 15,000 Tangiers financing	9(m)	-	10,764
$ 65,000 Panache financing	9(n)	47,388	29,602
$ 15,000 Panache financing	9(o)	15,000	5,612
$ 567,200 Westmount financing	9(p)	537,318	537,318
$ 170,561 Redwood financing	9(q)	77,146	69,788
$ 21,962 Premier financing	9(r)	21,805	17,142
$ 21,000 Tangiers financing	9(s)	6,043	-
$ 5,474 Tangiers financing	9(t)	2,500	-
$ 10,000 Magna financing	9(u)	10,000	-
$ 54,060 Ridge Point financing	9(v)	4,962	-
		2,426,515	2,355,354

Less: Current portion of convertible debt		(2,204,710)	(2,206,247)
Long-term portion of convertible debt		$221,805	$149,107

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

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

Date of Redemption	Principal Redeemed	Number of shares issued
2006	$25,000	629
2007	$930,000	59,946
2008	$280,051	925,794
2009	$30,000	573,220
2010	$137,300	20,360,857
2011	$50,170	55,536,746

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

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

NOTE 9 - CONVERTIBLE DEBT (Continued)

During December 2010, the original holder of the note sold it to a third party investor (“Collins”) with all of the terms remaining the same.  Collins subsequently made the following conversions:

Date of Redemption	Principal Redeemed	Number of shares issued
2010	$9,300	3,100,000
2011	$20,290	21,500,000

(e)	$27,500 Asher financing:

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

On August 2, 2012, Cariou sold $20,000 of his convertible note to Asher.   In connection with the sale, the Company restated the interest rate on the note from 15% to 10% and changed the conversion rate from the 5 day average closing price using the 5 trading days prior to conversion to 40% of the Market Price (defined as the average of the (1) lowest trading price for common stock during the 30 day trading period ending one trading day prior to the date of conversion).  Additionally, the beneficial ownership limit was increased from 4.99% to 9.99%

During year ending December 31, 2012, Asher converted $3,600 of the convertible debenture into 8,780,488 shares of the Company’s common stock.  The Company recognized a loss on redemption of $4,141.

NOTE 9 - CONVERTIBLE DEBT (Continued)

(f)	$10,750 Barclay financing:

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

As of December 31, 2012, there have been no conversions on this convertible debenture.

(g)	$9,750 Mackie financing:

On February 3, 2011, the Company consummated an unsecured convertible promissory note with an unrelated third party for $9,750.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 85% of the 5 day average closing price using the 5 trading days prior to the conversion date.

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

As of December 31, 2012, $3,900 of principal was converted into 300,000 shares of the Company’s common stock. The company recognized a loss of $2,531.

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

As of December 31, 2012, there have been no conversions on this convertible debenture.

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

NOTE 9 - CONVERTIBLE DEBT (Continued)

(l,m) $25,000 Tangiers financing:

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

During 2012, the entire $25,000 was converted into 96,153,846 shares of CoroWare common stock.  CoroWare recognized a loss of $16,923 and $13,846, respectively, on the conversion of the $10,000 tranche and the $15,000 tranche.

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

NOTE 9 - CONVERTIBLE DEBT (Continued) In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $100,880 at inception.  Derivative expense of $35,880 was recognized at inception.

During 2012, Panache converted $8,980 of principal into 3,675,000 shares of the Company’s common stock. The company recognized a gain of $7,536 on the transaction.

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

As of December 31, 2012, there have been no conversions on this convertible debenture.

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

During 2012, there were no conversions on this note.

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

During 2012, $4,485 was converted into 6,208.390 shares of the Company’s common stock. The company realized a loss of $19,547.

(r) $21,962 Premier financing:

On October 5, 2011, the Company entered into a $21,962 Convertible Note Agreement with an unrelated third party (“Premier”).  The note calls for interest at 10% through the maturity date of March 5, 2012.

NOTE 9 - CONVERTIBLE DEBT (Continued)

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal the average closing bid prices for the Company’s common stock for  the 5 trading days prior to but not including the date of conversion. In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (288.54%); and effective risk adjusted yield (6.25%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $10,844 at inception.  As of December 31, 2012, there have been no conversions on this convertible debenture.

(s)	$21,000 Tangiers financing:

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

During 2012, $5,245 of principal was converted into 13,221,424 shares of the Company common stock. The company recognized a gain of $1,106.

(t)	$5,474 Tangiers financing:

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

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

$2,500 of principal was converted into 500,000 shares of the Company common stock. The Company realized a loss of $13,267.

(u)	$10,000 Magna financing:

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

There were no conversions on this instrument during the year ending December 31, 2012.

(v)	$54,060 Ridge Point financing:

On August 30, 2012, the Company entered into a $54,060 convertible note with LBB & Associates (“LBB”).   The note bears interest at 10% and matures March 24, 2013.  The note is convertible into common stock of the Company at a conversion rate equal to 65% of the average of the lowest two trading price for common stock during the 5 day trading period prior to the date of conversion. On September 21, 2012, LBB sold this note to Ridge Point Capital.  During the year ending December 31, 2012, there were no conversions on this debenture.

(w)     $17,500 Asher financing:

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

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

During 2012, $15,000 was converted into 750,000 shares of the Company common stock. The company realized a gain of $2,033.

(x)     $20,000 Asher financing:

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

NOTE 9 - CONVERTIBLE DEBT (Continued)

Year ended December 31, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$—	$(1,665,967)	$(6,029)	$(1,671,996)
$ 600,000 Yorkville financing	—	(812,222)	—	(812,222)
$ 300,000 Yorkville financing	—		—	—
$ 75,000 Collins financing	—	(96,596)	—	(96,596)
$ 17,500 Asher financing	—	(59,471)	—	(59,471)
$ 20,000 Asher financing	(62,980)	(32,754)	(971)	(96,705)
$ 27,500 Asher financing	—	(65,169)	(108,311)	(173,480)
$ 10,750 Barclay financing	—	(23,290)	—	(23,290)
$ 9,750 Tangiers financing	—	(38,554)	(10,462)	(49,016)
$ 170,562 Ratzker financing	—	(369,735)	(2,429)	(372,164)
$ 67,042 Harvey financing	—	(71,337)	—	(71,337)
$ 89,383 Cariou financing	—	(35,572)	—	(35,572)
$ 10,000 Tangiers financing	—	18,941	(7,213)	11,728
$ 15,000 Tangiers financing	—	15,820	(12,450)	3,370
$ 65,000 Panache financing	—	(161,362)	(27,693)	(189,055)
$ 15,000 Panache financing	—	(28,305)	—	(28,305)
$ 567,200 Westmount financing	—	(1,669,240)	—	(1,669,240)
$ 170,561 Redwood financing	—	(437,001)	(81,057)	(518,058)
$ 21,962 Premier financing	—	(19,771)	—	(19,771)
$ 21,000 Tangiers financing	(18,480)	(66,550)	—	(85,030)
$ 5,000 Tangiers financing	(9,417)	(5,060)	(4,708)	(19,185)
$ 10,000 Magna financing	(13,267)	(21,210)	—	(34,477)
$ 54,060 Ridge Point financing	(9,846)	(118,893)	—	(128,739)
Preferred stock, Series B	—	(290,947)	—	(290,947)
Preferred stock, Series D	—	(147,429)	—	(147,429)
Preferred stock, Series E		8,600	—	8,600
	$(113,990)	$(6,193,074)	$(261,323)	$(6,568,387)

NOTE 9 - CONVERTIBLE DEBT (Continued)

	Year ended December 31, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	—	367,903	(23,917)	$343,986
$ 600,000 Yorkville financing	—	(219,399)	—	(219,399)
$ 300,000 Yorkville financing	—	26	—	26
$ 75,000 Collins financing	—	(2,437)	(22,742)	(25,179)
$ 27,500 Asher financing	(9,229)	3,400	(2,975)	(8,804)
$ 10,750 Barclay financing	(1,619)	4,427	—	2,808
$ 9,750 Mackie financing	—	(1,772)	—	(1,772)
$ 170,562 Ratzker financing	—	53,337	—	53,337
$ 67,042 Harvey financing	—	(8,786)	—	(8,786)
$ 89,383 Cariou financing	—	(7,229)	—	(7,229)
$ 25,000 Tangiers financing	(1,662)	22,462	—	(20,800)
$ 10,000 Tangiers financing	—	(13,064)	—	(13,064)
$ 15,000 Tangiers financing	—	(5,021)	—	(5,021)
$ 65,000 Panache financing	(35,880)	14,731	(11.352)	(32,501)
$ 15,000 Panache financing	—	657	—	657
$ 567,200 Westmount financing	—	(564,723)	(42,054)	(606,777)
$ 170,561 Redwood financing	—	(165,558)	(67,492)	(233,050)
$ 21,962 Premier financing	—	1,290	—	1,290
Preferred stock, Series B	—	154,515	—	154,515
Preferred stock, Series D	—	98,391	—	98,391
	$(48,390)	$(266,850)	$(170,532)	$(485,772)

NOTE 9 - CONVERTIBLE DEBT (Continued)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2011:

Financing or other contractual arrangement:	Note		Conversion Features	Warrants	Total
$2,825,000 Yorkville financing	9	(a)	9,436,474,855	-	9,436,474,855
$ 600,000 Yorkville financing	9	(b)	9,465,863,014	52,500,000	9,518,363,014
$ 300,000 Yorkville financing	9	(c)	76,121	33,333	109,454
$ 75,000 Collins financing	9	(d)	656,005,930	-	656,005,930
$ 27,500 Asher financing	9	(e)	537,552,511	-	537,552,511
$ 10,750 Barclay financing	9	(f)	128,095,822	-	128,095,822
$ 9,750 Mackie financing	9	(g)	84,873,548	-	84,873,548
$ 170,562 Ratzker financing	9	(h)	2,910,474,184	-	2,910,474,184
$ 67,042 Harvey financing	9	(i)	746,105,076	-	746,105,076
$ 89,383 Cariou financing	9	(j)	999,032,264	-	999,032,264
$ 10,000 Tangiers financing	9	(l)	163,287,671	-	163,287,671
$ 15,000 Tangiers financing	9	(m)	243,414,120	-	243,414,120
$ 65,000 Panache financing	9	(n)	1,230,695,890	-	1,230,695,890
$ 15,000 Panache financing	9	(o)	183,471,394	-	183,471,394
$ 567,200 Westmount financing	9	(p)	10,915,281,489	-	10,915,281,489
$ 170,561 Redwood financing	9	(q)	3,882,816,312	-	3,882,816,312
$ 21,962 Premier financing	9	(r)	140,496,630	-	140,496,630
Preferred Stock, Series B	12	(b)	1,064,440,000		1,064,440,000
Preferred Stock, Series D	12	(d)	759,013,283		759,013,283
			43,547,470,114	52,533,333	43,600,003,447

NOTE 9 - CONVERTIBLE DEBT (Continued)

During the year ended December 31, 2012, conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Shares Issued	Gain (Loss) Recorded

$2,825,000 Yorkville convertible note financing	$6,715	395,000	$4,844
$ 65,000 Panache convertible note financing	8,980	3,675,000	7,536
$ 170,562 Ratzker convertible note financing	3,900	300,000	(2,531)
$ 10,000 Tangiers convertible note financing	10,000	500,000	2,033
$ 15,000 Tangiers convertible note financing	15,000	750,000	7,715
$ 170,561 Redwood convertible note financing	44,485	6,208,390	(19,547)
$ 5,474 Tangiers convertible note financing	2,500	500,000	(13,267)
$ 20,000 Asher convertible note financing	1,225	3,208,333	(4,140)
$ 27,500 Asher convertible note financing	3,600	8,780,488	87,320
$ 21,0000 Tangiers convertible note financing	5,245	13,221,424	1,106
	$101,650	37,538,635	$71,069

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

During the years ended December 31, 2012 and 2011, the Company incurred gains/(losses) in conjunction with the applicable redemptions of the convertible debt of $71,069 and $75,517, respectively.

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

The current year provision for refundable Federal income tax consists of the following at December 31, 2012 and 2011:

	2012	2011
Refundable income tax attributable to:
Current operations	$384,000	$723,000
Less, change in valuation allowance	(384,000)	(723,000)
Net refundable amount	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows at December 31, 2011 and 2010:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$9,754,000	$9,370,000
Less, valuation allowance	(9,754,000)	(9,370,000)
Net deferred tax asset	$—	$—

At December 31, 2012, the Company had an unused net operating loss carryover approximating $ 26,500,000 that, subject to certain utilization limitations, is available to offset future taxable income, if any. The net operating losses expire from 2024 through 2031.

NOTE 11 - STOCK BASED COMPENSATION

Employee stock options:

The Company has a 2005 Stock Option Plan which is authorized to issue 66,667 options.   There are currently 34,831 options outstanding under this plan.

Compensation cost of $-0- and $20,134 was recognized during the years ended December 31, 2012 and 2011, respectively, for grants under the 2005 Stock Option Plan.

During 2012 and 2011, -0- and 364 unvested options were forfeited by employees upon termination.

No options were issued during 2012 or 2011.

Nonemployee stock options:

During 2008 there were 3,333 options granted to nonemployees to purchase shares of the Company’s common stock at $3.  These options expire in ten years and vested immediately.

The following table summarizes stock option activity for the years ending December 31, 2012 and 2011:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2011	-	$2.97
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2011	38,164	$2.97	6.47

Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2012	38,164	$2.97	5.47

Warrants exercisable at
December 31, 2012	38,164	$2.97	5.47

Directors’ compensation:

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2012 and 2011 services, each director is to be compensated with 15,000 shares of the Company’s restricted common stock.  In addition, the chairman is to be awarded 7,500 shares.  Neither director has received his shares for 2012 services.  A liability has been established for $9,374 for the remaining board fees that have yet to be paid.

NOTE 11 - STOCK BASED COMPENSATION (Continued)

The directors received the following common stock issuances for their service in 2012 and 2011:

Director	Restricted Common Stock Issued in 2012 for 2011 services	Value	Restricted Common Stock Issued in 2011 for 2010 services	Value
Martin Nielson	—	$—	—	$—
John Kroon	—	—	—	—
Total	—	$—	—	$—

The following table summarizes stock based compensation for services during the years ended December 31, 2012 and 2011:

	2012		2011
	Shares	Value	Shares	Value
Employee bonus	85,787,184	$32,194	1,000,000	$3,300
Professional fees	—	—	—	—
	85,787,184	$32,194	1,000,000	$3,300

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

There were no shares of Series A Preferred Shares outstanding at any time during the years ended December 31, 2012 and 2011.

b)  Preferred stock Series B:

The Company has authorized 525,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $15 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years

NOTE 12 - OTHER STOCKHOLDERS’ EQUITY (Continued)

There were no conversions of Series B stock during the years ended December 31, 2012 and 2011.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $397,390 and $106,443 as of December 31, 2012 and 2011, respectively.  This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet.  Fair value adjustments of $397,390 and $106,443 were charged to derivative income (expense) for the years ended December 31, 2012 and 2011, respectively.

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

There were no conversions of Series D stock during the years ended December 31, 2012.

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

NOTE 12 - OTHER STOCKHOLDERS’ EQUITY (Continued)

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

e)  Preferred stock Series E:

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

There were no conversions of Series E stock during the years ended December 31, 2012.

f)  Outstanding warrants:

At December 31, 2012, the Company had the following warrants outstanding:

		Grant Date	Expiration Date	Warrants Granted	Exercise Price
$ 300,000 financing	9(b)	03/19/08	3/19/13	33,333	$1,200
				33,333

The following table summarizes warrant activity for the years ending December 31, 2012 and 2011:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2011	209	$1,200
Granted	—
Forfeited	-42
Exercised	—
Outstanding, December 31, 2011	167	$1,200	1.25

Granted	—
Forfeited	—
Exercised	—
Outstanding, December 31, 2012	167	$1,200	0.25

Warrants exercisable at December 31, 2012	167	$1,200	0.25

On July 6, 2012, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

NOTE 13 – INVESTMENT IN JOINT VENTURE

On September 27, 2012, the Company partnered with a private investor to launch a joint venture – Aricon,LLC to develop and market mobile robot platforms, applications, and solutions for the construction industry.

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

NOTE 13 - COMMITMENTS

Lease Agreements:

As of May 30, 2010 and July 31, 2010, the Company ended its lease agreements with PS Business Park for the properties at 4074 148 th Avenue NE and 4056 Avenue NE in Redmond, Washington. In July 2010, The Company entered into a five year term lease from August 1, 2010 to July 31, 2015.

Future minimum rentals on non-cancelable leases are as follows:

For the year ending December 31,
2013	$52,041
2014	55,029
2015	33,117
2016	-
$189,240

Employment Agreements:

On May 16, 2006, Mr. Spencer entered into an employment agreement and was granted 1,667 options to purchase restricted shares of CoroWare, Inc. common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years. Our board of directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007. On February 4, 2008 these options were converted into 1,667 share of the Company’s common stock as per a directive from the Board of Directors.  On September 12, 2007, Mr. Spencer was granted 5,000 options to purchase restricted shares of our common stock at $12.  On December 31, 2007 the options were re-priced to $3.  As of December 31, 2012, all 5,000 of these options are vested.

Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of CoroWare, Inc. common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007 and again to $3 at December 31, 2007.  On February 4, 2008 these options were converted into 1,667 share of our common stock as per a directive from our board of directors.  On September 12, 2007 Mr. Hyams was granted 5,000 options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  At December 31, 2012, all 5,000 of those options are vested.

NOTE 13 – COMMITMENTS (Continued)

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

NOTE 14- SUBSEQUENT EVENTS

 On, February 22, 2013, the majority stockholders of the Company authorized an increase in the number of authorized shares of common stock from three billion (3,000,000,000) shares of common stock to thirteen billion (13,000,000,000) shares of common stock. This increase was effective April 15, 2013.

