Form 10-K/A
period 2012-12-31
CoroWare, Inc,
filed 2013-05-23
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K/A
(Amendment No. 1)

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

As of May 20, 2013 there were 3,493,665,076 shares of the issuer's $.0001 par value common stock outstanding.

  EXPLANATORY NOTE

Coroware, Inc. is filing this Amendment No. 1 on Form 10-K/A for, updating the subsequent events statements and the inclusion of the auditor report.

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

Employees

As of December 31, 2012, we had sixteen (16) employees composed of one (1) full time Officer and CEO, one (1) full time Director of Sales, one (1) full time Finance Administrator, two (2) full time Business Unit Managers, ten (8) full time engineers, and three (3) part time engineers.  Our employees are not represented by a union.  We consider relations with our employees to be positive and productive.

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

In 2012, we announced Billing Integration Framework for Accumulus and Vidyo, a software solution that integrates flexible billing from Accumulus Corp with the call detail records from Vidyo to create more flexible video conferencing subscription services.

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

Competitors in the collaboration market include:

•	Legacy videoconferencing vendors such as Polycom, Tandberg/Cisco and Lifesize/Logitech
•	Legacy videoconferencing service providers, such as AT&T, that deploy and support legacy equipment from Polycom, Tandberg/Cisco and Lifesize/Logitech
•	New entrants in affordable and modest quality videoconferencing services, such as oovoo and Nefsis
•	New entrants into cloud based bridging and multipoint services such as Blue Jeans, Vidtel and others
•	Upgrades to existing Data conferencing platforms to include multi party video within the collaboration tool. i.e. Go to Meeting, Webex.

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

COMMON STOCK

Year Ended December 31, 2012	High	Low
First Quarter	$0.04	$0.02
Second Quarter	$0.02	$0.02
Third Quarter*	$0.02	$0.001
Fourth Quarter	$0.0016	$0.0001

Year Ended December 31, 2011	High	Low
First Quarter	$0.0048	$0.2900
Second Quarter	$0.0100	$0.0400
Third Quarter	$0.0460	$0.0150
Fourth Quarter	$0.0020	$0.0195

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

  (f) $21,000 Tangiers financing:

On March 8, 2012, Cariou sold $21,000 of his note to Tangiers. The note calls for interest at 7% through the maturity date of March 8, 2013 and default interest at 15% thereafter.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011:

During the year ended December 31, 2012 (the "2012 Period") revenues were $1,309,251 compared to revenues of $1,799,352 during the year ended December 31, 2011 (the "2011 Period
Revenues in the 2012 period were lower compared to the 2011 period. In the third quarter of the 2012 Period, two of our enterprise customers reduced their contract staffing budgets, mobile robot sales were lower than expected, and HD videoconferencing sales were delayed until later in the year. Revenues in the fourth quarter of the 2012 Period as enterprise customers purchased HD videoconferencing equipment and university customers purchased mobile robotics products.

Cost of goods sold was $846,885 and $1,214,737 for the 2012 Period and the 2011 Period, respectively.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.

Gross Profits decreased to $462,366 during the 2012 Period compared to $584,615 during the 2011 Period

.  Gross profits decreased during the 2012 Period as a result of Gross revenues declining. The Gross profit percentage in the 2012 Period was 35.3% compared to 32.5% in the 2011 Period. The increased Gross profit percentage was the result of an improved utilization of its IT consulting resources; a reduction in the cost of goods sold for mobile robots; and complementing videoconferencing equipment sales with premium deployment and support services.

Operating expenses were $1,143,640 for the 2012 Period compared to $1,321,480 for the 2011 Period.  General and administrative expenses amounted to $780,731 during the 2012 Period compared to $863,299 for the 2011 Period, and represented mostly labor and related compensation costs, legal & professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $291,961 for the 2012 Period compared to $314,195 for the 2011 Period.  Depreciation and amortization costs were $12,000 for the 2012 Period compared to $21,765 for the 2011 Period.

Loss from operations was $681,274 for the 2012 Period compared to $736,865 for the 2011 Period. Loss from operations was lower in the 2012 Period due to a modest decrease in Cost of revenues, a modest decrease in Sales and marketing expenses, a decrease in research and development, and a decrease in General and Administrative expenses throughout the 2012 Period.

Other income (expense) was ($76,187,986) during the 2012 Period compared to ($1,291,730) in the 2011 Period.  Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs.  The derivative expense for the 2012 Period was $(74,941,525) compared to expense of ($485,772) for the 2011 Period.  The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases.  Derivative income (expense) displays the inverse relationship.  The derivative expense in the 2012 Period is the result of the decrease in our stock price on the measurement dates at the beginning and end of the year ($0.04 at December 31, 2011 versus $0.0001 at December 31, 2012).  A decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the Monte Carlo calculation) which resulted in derivative income.  Interest expense for the 2012 Period was $623,084 compared to $804,893 for the 2011Period.  This decrease in interest expense is principally a result of the amortization of debt discount on the new convertible debentures.  The debt discount is being amortized using the effective interest method.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2012 Period was $76,157,283 compared to net loss of $2,028,596 for the 2011 Period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2012 (the "2012 Period") we used $111,433 net cash from operating activities versus a reduction of $71,268 for the year ended December 31, 2011 (the "2011 Period").

Cash outflows from the Company's investing activities in the 2012 Period were $3,121, compared with $3,626 in the 2011 Period.

In the 2012 Period, the Company generated $116,787 in cash from financing activities.  This primarily reflects borrowings on convertible debentures.  The Company's financing activities generated $75,416 of cash during the 2011 Period.

At December 31, 2012, we had current assets of $215,253, current liabilities of $87,074,260, negative working capital of $86,859,007 and an accumulated deficit of $103,623,848.

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

CONTRACTUAL OBLIGATIONS
The following table sets forth the contractual obligations of the Company as of December 31, 2012:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years

Convertible debt	$2,480,635	$2,258,830	$221,805		$-		$-
Notes payable	232,332	232,332	-		-		-
Notes payable, related parties	202,612	202,612	-		-		-
Small Business Administration loan	980,450	980,450	-		-		-
	$3,896,029	$3,674,224	$221,805	$		$

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

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All other Compensation	Totals
Lloyd Spencer (1)	2012	$26,639	$-	$-	$-	$-	$-	$-	$26,639
	2011	$59,542							$59,542
David Hyams (2)	2012	$62,374							$62,374
	2011	$98,372							$98,372

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

Name	Number of Shares Underlying Options	% of Total Options Granted to Employees	Exercise Price	Expiration Date
Lloyd Spencer (See Note 1)	25	14.2%	$ 600.00	9/12/2017
David Hyams (see Note2)	25	14.2%	$ 600.00	9/12/2017

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

We also entered into short-term debt obligations other than in the ordinary course of business.  The following table sets forth the pertinent information relating to the obligations:

Lender	Interest Rate	Original Amount of Loan	Outstanding Balance at December 31, 2012	Date of Loan	Due Date
Rick Wynns	5%	$27,500	$-	Jul 22, 2005	Dec 31, 2007
Rick Wynns	21%	$25,000	$25,000	Jul 27, 2010	Jan 23, 2011
Amy Spencer	18%	$50,000	$50,000	Jul 3, 2008	Dec 20, 2008

Raphael Cariou	18%	$87,900	$-	Jul 3–Dec 19, 2008	Various dates thru April, 2011
John Kroon	18%	$10,000	$10,000	Mar 17, 2010	Sep 13, 2010
Lloyd Spencer	18%	$223,629	$117,612	Feb 2 – Aug 14, 2009	Various dates thru Mar 16, 2010

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

Dated: May 15, 2013

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer, Director (Principal Executive Officer and Principal Accounting and Financial Officer),	May 20, 2013

/s/ John Kroon
John Kroon	Chairman of the Board of Directors	May 20, 2013

/s/ Martin Nielson
Martin Nielson	Director	May 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CoroWare, Inc.
Kirkland, WA  98033

We have audited the accompanying consolidated balance sheet of CoroWare, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoroWare, Inc. as of December 31, 202 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, and its need for additional financing in order to fund its business operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois

May 22, 2013
1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
Fax: 847-524-1655

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

ASSETS
	2012	2011

Current assets:
Cash	$2,754	$522
Accounts receivable, net	176,123	129,438
Inventory	15,267	3,783
Other current assets	21,109	7,518
Total current assets	215,253	141,261
Property and equipment, net	15,454	24,333
Other assets, net	12,873	6,927
TOTAL ASSETS	$243,579	$172,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Lines of credit	$121,369	$125,456
Obligations collateralized by receivables	177,455	107,730
Accounts payable and accrued expenses	5,155,860	4,442,906
Accrued expenses, related parties	183,929	111,466
Notes payable	232,332	202,232
Notes payable, related parties	202,612	208,913
Derivative liability	77,655,809	2,798,366
Current maturities of convertible debt, net of discount	2,258,830	2,206,247
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	70,961	106,443
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	34,602	75,901
Redeemable preferred stock, Series E, $.001 par value, 1,000,000 shares authorized, 50,000 and -0- shares issued and outstanding, respectively	50	-
Small business administration loan	980,450	980,450
Total current liabilities	87,074,259	11,366,110

Convertible debentures, net of current maturities	221,805	149,107
Total liabilities	87,296,064	11,515,217
Commitments

Stockholders’ deficit:
Common stock, $.0001 par value, 3,000,000,000 shares authorized,
306,542,857 and 3,980,589 shares issued and outstanding, respectively	30,654	398
Additional paid-in capital	16,537,112	16,159,171
Non controlling interest	39,298	-
Accumulated deficit	(103,623,848)	(27,466,565)
Treasury stock	(35,700)	(35,700)
Total stockholders’ deficit	(87,052,485)	(11,342,696)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$243,579	$172,521

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011

	2012	2011

Revenues	$1,309,251	$1,799,352

Cost of revenues	846,885	1,214,737

Gross profit	462,366	584,615

Operating expenses:
General and administration	780,731	863,299
Sales and marketing	291,961	314,195
Research and development	58,948	122,221
Depreciation and amortization	12,000	21,765

Total operating expenses	1,143,640	1,321,480

Loss from operations before other income (expense)	(681,274)	(736,865)

Other income (expense):
Interest expense	(623,084)	(804,893)
Derivative income (expense)	(74,941,525)	(485,772)
Gain (loss) on debt redemptions	(13,172)	(76,583)
Gain (Loss) on extinguishment of debt	71,069	75,517
Total other income (expense)	(75,506,712)	(1,291,731)
Loss before non controlling interest	(76,187,986)	(2,028,596)
Net loss attributable to non controlling interest	30,702	-
Net loss	$(76,157,283)	$(2,028,596)
Net loss per share:
Basic and diluted	$(0.49)	$(0.01)
Weighted average shares outstanding – Basic and diluted	155.261.824	215,763,830

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional	Non
	Shares	Amount	Paid-in Capital	Controlling Interest	Accumulated Deficit	Treasury Stock	Total

Balances, December 31, 2010	442,953	$44	$ $15,618,997	-	$(25,437,969)	$(35,700)	$(9,854,628)
Common stock issued in satisfaction of payables	983,946	98	280,753	-	-	-	280,851
Common stock issued for services and compensation	5,000	1	3,299	-	-	-	3,300
Common stock issued for redemption of convertible debenture	2,181,866	218	251,847	-	-	-	252,065
Common stock issued for notes payable	366,824	37	78,567	-	-	-	78,604
Transfer preferred stock to liability	-	-	(74,292)	-	-	-	(74,292)
Net loss	-	-	-	-	(2,028,596)	-	(2,028,596)
Balances, December 31, 2011	3,980,589	398	16,159,171	-	(27,466,565)	(35,700)	(11,342,696)
Common stock issued in satisfaction of payables	44,634,882	4,463	33,777	-	-	-	38,240
Common stock issued for services and compensation	85,787,184	8,579	69,213	-	-	-	77,792
Common stock issued for redemption of convertible debenture	134,140,001	13,414	274,951	-	-	-	288,365
Purchase of subsidiary	38,000,000	3,800	-	70,000			73,800
Fractional shares issued in reverse stock split	187	-	-	-	-	-	-
Net loss	-	-	-	(30,702)	(76,157,283)	-	(76,187,986)
Balances, December 31, 2012	306,542,857	$30,654	$16,537,112	$39,298	$(103,623,848)	$(35,700)	$(87,052,485)

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,187,986)	$(2,028,596)
Adjustments to reconcile net loss to cash flows from
operating activities:
Depreciation and amortization	12,000	21,765
Stock issued for services and compensation	149,744	3,300
Amortization of debt discount	166,618	297,209
Amortization of deferred financing costs	59,490	6,805
Derivative (income) loss	74,941,525	485,772
(Gain) loss on debt redemptions	(57,897)	(75,516)
Changes in operating assets and liabilities:
Accounts receivable, net	(46,685)	59,550
Inventory	(11,484)	1,035
Other assets	(2,191)	2,155
Accounts payable and accrued expenses	792,971	1,161,640
Accrued expenses, related parties	72,461	(6,387)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(111,433)	(71,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(3,121)	(3,626)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(3,121)	(3,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from obligations collateralized by receivables	69,725	5,341
Net proceeds from lines of credit	(4,087)	465
Proceeds from convertible debt financings	17,350	80,000
Payments on long-term debt	-	(2,000)
Payments on notes payable	(1,500)	(8,692)
Payments on notes payable, related parties	(6,301)	(14,698)
Proceeds from notes payable	31,600	15,000
Proceeds from common stock	10,000	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	116,787	75,416

NET CHANGE IN CASH	2,233	522
Cash, beginning of year	522	-
Cash, end of year	$2,755	$522

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2012 and 2011

	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-

Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued for joint venture contribution	$73,800	$-
Common stock issued in satisfaction of accounts and notes payable	$38,240	$280,849
Common stock issued for redemption of convertible debentures	$288,365	$330,669

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

Share-based payments :

Stock based compensation expense is recorded in accordance with FASB ASC 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered.  The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight line basis over the service period, which is the vesting period.  The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. There were no options granted during the years ending December 31, 2012 and 2011.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company has incurred losses for the years ended December 31, 2012 and 2011 of $76,157,283 and $2,028,596, respectively. Because of these losses and the Company's working capital deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined balance due to factors as of December 31, 2012 and 2011 was $177,455 and $107,730.  Factor expense charged to operations for the years ended December 31, 2012 and 2011 amounted to $38,157 and $44,155, respectively.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2012 and 2011:
	2012	2011
Computer equipment	$85,381	$82,260
Furniture and fixtures	7,862	7,862
	93,243	90,122
Less: accumulated depreciation	(77,789)	(65,789)
	$15,454	$24,333

Depreciation expense for the years ended December 31, 2012 and 2011 was $12,000 and $10,684, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, which arose during the Company’s business acquisitions activities, consisted of the following at December 31, 2012 and 2011:
	2012	2011	Life
Employment contracts	$-	$132,977	5 Years
Customer lists	-	605,242	3 Years
	-	738,219
Less: accumulated amortization	-	(738,219)
	$-	$-

Amortization expense amounting to $-0- and $11,081 during the years ended December 31, 2012 and 2011, respectively is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2012 and 2011:

		2012			2011

		Related Party		Other	Related Party		Other
Notes payable – Merger	6(a)	$		$100,000	$		$100,000
Notes payable – Shareholders	6(b)		202,612			208,913
Note payable – Third parties	6(c)			75,000			45,000
Notes payable – Yorkville	6(d)			37,500			37,500
Other notes payable	6(e)		-	19,832			19,732
			$202,612	$232,332		$208,913	$202,232

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

For the year ending December 31,	Small business administration loan	Convertible debt (1)	Combined
2012	$980,450	$2,206,247	$3,186,697
2013	-	149,107	149,107
	$980,450	$2,355,354	$3,335,804
(1) Carried at face value, net of discount.  See Note 9.

NOTE 9 - CONVERTIBLE DEBT
The following table illustrates the carrying value of convertible debt at December 31, 2012 and 2011:

Financing	Note	2012	2011
$2,825,000 Yorkville financing	9(a)	$471,543	$478,258
$ 600,000 Yorkville financing	9(b)	600,000	600,000
$ 300,000 Yorkville financing	9(c)	300,000	300,000
$ 75,000 Collins financing	9(d)	39,170	34,679
$ 17,500 Asher financing	9(w)	3,547	-
$ 20,000 Asher financing	9(x)	18,775	-
$ 27,500 Asher financing	9(e)	18,900	19,951
$ 10,750 Barclay financing	9(f)	10,750	10,750
$ 9,750 Mackie financing	9(g)	3,059	8,524
$ 170,562 Ratzker financing	9(h)	152,007	79,319
$ 67,042 Harvey financing	9(i)	67,042	62,675
$ 89,383 Cariou financing	9(j)	54,838	83,077
$ 10,000 Tangiers financing	9(l)	-	7,895
$ 15,000 Tangiers financing	9(m)	-	10,764
$ 65,000 Panache financing	9(n)	41,860	29,602
$ 15,000 Panache financing	9(o)	15,000	5,612
$ 567,200 Westmount financing	9(p)	537,318	537,318
$ 170,561 Redwood financing	9(q)	89,377	69,788
$ 21,962 Premier financing	9(r)	21,962	17,142
$ 21,000 Tangiers financing	9(s)	11,424	-
$ 5,474 Tangiers financing	9(t)	2,500	-
$ 10,000 Magna financing	9(u)	10,000	-
$ 54,060 Ridge Point financing	9(v)	9,117	-
		2,480,635	2,355,354
		(73,796)
Less: Current portion of convertible debt		(2,258,830)	(2,206,247)
Long-term portion of convertible debt		$221,805	$149,107

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

NOTE 9 - CONVERTIBLE DEBT (Continued)
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

NOTE 9 - CONVERTIBLE DEBT (Continued)
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

In the Company’s original evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value F-19

NOTE 9 - CONVERTIBLE DEBT (Continued)
determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (89.08% - 123.72%); and Effective Risk Adjusted Yield (15.97% - 33.59%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $150,000 at inception.  The Company also determined that the warrants did not meet the conditions for equity classification because share settlement and maintenance of an effective registration statement are not within its control.  The fair value allocated to the warrants instruments was $50,000 at inception. The remaining $100,000 was allocated to the carrying value of the debenture.

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

NOTE 9 - CONVERTIBLE DEBT (Continued)
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

NOTE 9 - CONVERTIBLE DEBT (Continued)
During the three month period ending December 31, 2012, Asher converted $9,100 of the convertible debenture into 39,912,671 shares of the Company’s common stock.

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

NOTE 9 - CONVERTIBLE DEBT (Continued)
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

NOTE 9 - CONVERTIBLE DEBT (Continued)
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

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

The modification was analyzed in accordance with current accounting standards and was determined not to be a troubled debt restricting but rather an extinguishment of debt as there was a substantial difference in terms on the new debt.  As the old debt was being carried at face value, there was no gain or loss recognized on the extinguishment. )  In the Company’s evaluation of this instrument in accordance with ASC 815 Derivatives and Hedging, based on the variable conversion price and lack of authorized shares, it was determined that the conversion feature was not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value.  The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the necessary assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: effective term (using the remaining term of the host instrument); effective volatility (132.38%); and effective risk adjusted yield (12.5%).  As a result of these estimates, the valuation model resulted in a compound derivative balance of $100,880 at inception.  Derivative expense of $35,880 was recognized at inception.

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

 NOTE 9 - CONVERTIBLE DEBT (Continued)

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

During 2012, there were no conversions on this debt.

(x) $20,000 Asher financing:

On August 2, 2012, Cariou sold $20,000 of his convertible note to Asher. In connection with the sale, the Company restated the interest rate on the note from 15% to 10% and changed the conversion rate from the 5 day average closing price using the 5 trading days prior to conversion to 40% of the Market Price (defined as the average of the (1) lowest trading price for common stock during the 30 day trading period ending one trading day prior to the date of conversion). Additionally, the beneficial ownership limit was increased from 4.99% to 9.99%. During 2012, there were no conversions on this debt.

NOTE 9 - CONVERTIBLE DEBT (Continued)

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2012
	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	$-	$(22,813,104)	$-	$(22,813,104)
$ 600,000 Yorkville financing	-	(6,083,319)	-	(6,095,342)
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	(1,129,788)	-	(1,129,788)
$ 17,500 Asher financing	-	(566,675)	-	(566,675)
$ 20,000 Asher financing	(62,980)	(916,619)	(971)	(980,570)
$ 27,500 Asher financing (b)	-	(598,473)	(108,311)	(706,784)
$ 10,750 Barclay financing (c)	-	(603,250)	-	(603,250)
$ 9,750 Tangiers financing (d)	-	(435,080)	(10,462)	(445,542)
$ 170,562 Ratzker financing (e)	-	(5,774,858)	-	(5,774,858)
$ 67,042 Harvey financing (f)	-	(863,195)	-	(863,195)
$ 89,383 Cariou financing (g)	-	(409,751)	-	(409,751)
$ 10,000 Tangiers financing (i)	-	-	-	-
$ 15,000 Tangiers financing (j)	-	-	-	-
$ 65,000 Panache financing (k)	-	(1,706,543)	(21,812)	(1,728,355)
$ 15,000 Panache financing (l)	-	(314,155)	-	(314,155)
$ 567,200 Westmount financing (m)	-	(24,556,548)	-	(24,556,548)
$ 170,561 Redwood financing (n)	-	(7,268,115)	(12,857)	(7,280,972)
$ 21,962 Premier financing	-	(237,535)	-	(237,535)
$ 21,000 Tangiers financing	-	(1,083,117)	-	(1,083,117)
$ 5,000 Tangiers financing	-	(154,549)	-	(154,549)
$ 10,000 Magna financing	(13,267)	(337,096)	-	(350,363)
$ 54,060 Ridge Point financing	(9,846)	(1,551,601)	-	(1,561,447)
	$(86,093)	$(77,415,303)	$(154,413)	$(77,655,809)

 NOTE 9 - CONVERTIBLE DEBT (Continued)
The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2011:

Financing or other contractual arrangement:	Note		Conversion Features	Warrants	Total
$2,825,000 Yorkville financing	9	(a)	9,436,474,855	-	9,436,474,855
$ 600,000 Yorkville financing	9	(b)	9,465,863,014	52,500,000	9,518,363,014
$ 300,000 Yorkville financing	9	(c)	76,121	33,333	109,454
$ 75,000 Collins financing	9	(d)	656,005,930	-	656,005,930
$ 27,500 Asher financing	9	(e)	537,552,511	-	537,552,511
$ 10,750 Barclay financing	9	(f)	128,095,822	-	128,095,822
$ 9,750 Mackie financing	9	(g)	84,873,548	-	84,873,548
$ 170,562 Ratzker financing	9	(h)	2,910,474,184	-	2,910,474,184
$ 67,042 Harvey financing	9	(i)	746,105,076	-	746,105,076
$ 89,383 Cariou financing	9	(j)	999,032,264	-	999,032,264
$ 10,000 Tangiers financing	9	(l)	163,287,671	-	163,287,671
$ 15,000 Tangiers financing	9	(m)	243,414,120	-	243,414,120
$ 65,000 Panache financing	9	(n)	1,230,695,890	-	1,230,695,890
$ 15,000 Panache financing	9	(o)	183,471,394	-	183,471,394
$ 567,200 Westmount financing	9	(p)	10,915,281,489	-	10,915,281,489
$ 170,561 Redwood financing	9	(q)	3,882,816,312	-	3,882,816,312
$ 21,962 Premier financing	9	(r)	140,496,630	-	140,496,630
Preferred Stock, Series B	12	(b)	1,064,440,000		1,064,440,000
Preferred Stock, Series D	12	(d)	759,013,283		759,013,283
			43,547,470,114	52,533,333	43,600,003,447

	Year ended December 31, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$-	$367,903	$(23,917)	$343,986
$ 600,000 Yorkville financing	-	(219,399)	-	(219,399)
$ 300,000 Yorkville financing	-	26	-	26
$ 75,000 Collins financing	-	(2,437)	(22,742)	(25,179)
$ 27,500 Asher financing	(9,229)	3,400	(2,975)	(8,804)
$ 10,750 Barclay financing	(1,619)	4,427	-	2,808
$ 9,750 Mackie financing	-	(1,772)	-	(1,772)
$ 170,562 Ratzker financing	-	53,337	-	53,337
$ 67,042 Harvey financing	-	(8,786)	-	(8,786)
$ 89,383 Cariou financing	-	(7,229)	-	(7,229)
$ 25,000 Tangiers financing	(1,662)	22,462	-	(20,800)
$ 10,000 Tangiers financing	-	(13,064)	-	(13,064)
$ 15,000 Tangiers financing	-	(5,021)	-	(5,021)
$ 65,000 Panache financing	(35,880)	14,731	(11.352)	(32,501)
$ 15,000 Panache financing	-	657	-	657
$ 567,200 Westmount financing	-	(564,723)	(42,054)	(606,777)
$ 170,561 Redwood financing	-	(165,558)	(67,492)	(233,050)
$ 21,962 Premier financing	-	1,290	-	1,290
Preferred stock, Series B	-	154,515	-	154,515
Preferred stock, Series D	-	98,391	-	98,391
	$(48,390)	$(266,850)	$(170,532)	$(485,772)

NOTE 9 - CONVERTIBLE DEBT (Continued)
 During the year ended December 31, 2012, conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Shares Issued	Gain (Loss) Recorded

$2,825,000 Yorkville convertible note financing	$6,715	395,000	$4,844
$ 65,000 Panache convertible note financing	8,980	3,675,000	7,536
$ 170,562 Ratzker convertible note financing	3,900	300,000	(2,531)
$ 10,000 Tangiers convertible note financing	10,000	500,000	2,033
$ 15,000 Tangiers convertible note financing	15,000	750,000	7,715
$ 170,561 Redwood convertible note financing	44,485	6,208,390	(19,547)
$ 5,474 Tangiers convertible note financing	2,500	500,000	(13,267)
$ 20,000 Asher convertible note financing	1,225	3,208,333	(4,140)
$ 27,500 Asher convertible note financing	3,600	8,780,488	87,320
$ 9,750 Tangiers convertible note financing	5,245	13,221,424	1,106
	$101,650	37,538,635	$71,070

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

During the years ended December 31, 2012 and 2011, the Company incurred gains/(losses) in conjunction with the applicable redemptions of the convertible debt of $71,040 and $75,517, respectively.  The gain/(loss) on redemption was recorded by the Company as the difference between the fair value of the shares issued ($172,720 and $252,066 during 2012 and 2011, respectively) and the carrying value of the debt redeemed $101,650 and $327,583 for 2012 and 2011, respectively.)

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

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows at December 31, 2011 and 2010:
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$9,754,000	$9,370,000
Less, valuation allowance	(9,754,000)	(9,370,000)
Net deferred tax asset	$-	$-
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

The following table summarizes stock option activity for the years ending December 31, 2012 and 2011:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, January 1, 2011	38,164	$2.97
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2011	38,164	$2.97	6.47

Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2012	38,164	$2.97	5.47

Warrants exercisable at
December 31, 2012	38,164	$2.97	5.47

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

NOTE 11 - STOCK BASED COMPENSATION (Continued)

The directors received the following common stock issuances for their service in 2012 and 2011:

Director	Restricted Common Stock Issued in 2012 for 2011 services	Value	Restricted Common Stock Issued in 2011 for 2010 services	Value
Martin Nielson	-	$-	-	$-
John Kroon	-	-	-	-
Total	-	$-	-	$-

The following table summarizes stock based compensation for services during the years ended December 31, 2012 and 2011:

	2012			2011
	Shares	Value		Shares	Value
Employee bonus	85,787,184	$32,194		1,000,000	$3,300
Professional fees	-		-	-	-
	85,787,184	$32,194		1,000,000	$3,300

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $70,962 and $106,443 as of December 31, 2012 and 2011, respectively.  This amount is included in mandatorily redeemable preferred stock as a liability on the Company’s balance sheet.  Fair value adjustments of $35,481 and $106,443 were charged to derivative income (expense) for the years ended December 31, 2012 and 2011, respectively.

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

NOTE 12 - OTHER STOCKHOLDERS’ EQUITY (Continued)

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

Issuance of Preferred Stock, Series E:

In April 2012, the Company entered into a subscription agreement to sell 10,000 shares of Preferred stock, Series E for proceeds of $10,000. In November 2012, the Company entered into a subscription agreement to sell 40,000 shares of Preferred stock, Series E for proceeds of $40,000.

There were no conversions of Series E stock during the years ended December 31, 2012.

f)  Outstanding warrants:

At December 31, 2012, the Company had the following warrants outstanding:

		Grant Date	Expiration Date	Warrants Granted	Exercise Price
$ 300,000 financing	9(b)	03/19/08	3/19/13	33,333	$1,200
				33,333

 The following table summarizes warrant activity for the years ending December 31, 2012 and 2011:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)

Outstanding, January 1, 2011	209	$1,200
Granted	-
Forfeited	(42)
Exercised	-
Outstanding, December 31, 2011	167	$1,200	1.25

Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2012	167	$1,200	.25

Warrants exercisable at
December 31, 2012	167	$1,200	.25

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

Increase in Authorized Shares
 On, February 22, 2013, the majority stockholders of the Company authorized an increase in the number of authorized shares of common stock from three billion (3,000,000,000) shares of common stock to thirteen billion (13,000,000,000) shares of common stock. This increase was effective April 15, 2013.

Recent financings:

(a) $22,500 Asher financing:

On January 15, 2013, the Company entered into a $22,500 Convertible Note Agreement with an unrelated third party (“Asher”). The note calls for interest at 8% through the maturity date of September 27, 2013.

The holder of the debenture may, at any time 180 days after the date of the note, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest average 3 closing bids in the 30 days prior to the conversion date.

(b) $42,000 AGS financing:

On February 26, 2013,  the Company entered into a $42,000 Convertible Note Agreement with an unrelated third party (“AGS). The note calls for interest at 14% through the maturity date of February 25, 2014.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 35% of the lowest closing bid in the 20 days prior to the conversion date.

(c) $131,377.39 AGS financing

On February 24, 2013, David Ratzker sold $131,377.39 of his convertible debenture to an unrelated third party (“AGS.”). The Company entered into a $131,377.39 Convertible Note Agreement with AGS. The note calls for interest at 14% through the maturity date of February 25, 2014.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 35% of the lowest closing bid in the 20 days prior to the conversion date.

 (d) $25,000 Yorkville financing:

On March 7, 2013, the Company entered into a $25,000 Convertible Note Agreement with an unrelated third party (“Yorkville”). The note calls for interest at 14% interest through the maturity date of  March 7, 2014.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock fo the Company at a conversion rate equal to 80% of the lowest daily volume weighted average price during the 30 days prior to the conversion date.

(e) $12,372.60 Tangiers financing:

On March 11, 2013, Raphael Cariou sold $12,372.60 of his promissory note to an unrelated third party (“Tangiers”). The Company entered into a $12,372.60 Convertible Note Agreement with Tangiers. The note calls for interest at 10% through the maturity date of  March 11, 2014.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest closing bid in the 10 days prior to the conversion date.

Stock Issuances:

The Company issued the following shares subsequent to December 31, 2012:

Shares issued for employee compensation	51,248,169
Shares issued in connection with redemptions on Preferred Stock, Series E	75,360,000
Shares issued in connection with redemptions on convertible debentures	2,076,229,839
Total	2,202,838,008

Subsequent events since March 31, 2013

Recent financings:

(a) $14,000 Tangiers financing:

On April 19, 2013, the Company entered into a $14,000 Convertible Note Agreement with an unrelated third party (“Tangiers”). The note calls for interest at 10% through the maturity date of April 19, 2014.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest closing bid in the 10 days prior to the conversion date.

(b) $24,893.17 Tangiers financing:

On May 1, 2013, Raphael Cariou sold a $24,893.17 of his convertible debenture to an unrelated third party (“Tangiers”). The Company entered into a $24,893.17 Convertible Note Agreement with Tangiers. The note calls for interest at 10% through the maturity date of May 1, 2014.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest closing bid in the 10 days prior to the conversion date.

(c) $20,000 Tangiers financing:

On May 17, 2013, the Company entered into a $20,000 Convertible Note Agreement with an unrelated third party (“Tangiers”). The note calls for interest at 10% through the maturity date of May 17, 2014.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 50% of the lowest closing bid in the 10 days prior to the conversion date.

Stock Issuances:

The Company issued the following shares subsequent to March 31, 2013:

Shares issued in connection with redemptions on convertible debentures	1,153,987,068
Total	1,153,987,068