Form 10-Q
period 2013-03-31
CoroWare, Inc,
filed 2013-06-04
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    March 31, 2013

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

As of June 3, 2012 there were   3,664,665,076 shares of the issuer's $.0001 par value common stock outstanding.

COROWARE, INC.
March 31, 2013 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.
Consolidated Balance Sheets
ASSETS

	March 31,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash	$6,587	$2,754
Accounts receivable, net	256,574	176,123
Costs and revenues in excess of billings	-	-
Inventory, net	16,057	15,267
Construction in progress	-	-
Other current assets	1,109	21,109
Total Current Assets	280,327	215,253
PROPERTY AND EQUIPMENT, net	11,223	15,454
OTHER ASSETS
Deposits	-	-
Other assets, net	7,331	12,873
Total Other Assets	7,331	12,873
TOTAL ASSETS	$298,881	$243,580
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,090,957	$5,155,860
Lines of credit	132,977	121,369
Obligations collateralized by receivables	225,106	177,455
Current portion of notes payable	185,100	232,332
Accrued expenses- related parties	183,929	183,929
Notes payable-related parties	204,144	202,612
Derivative liability	77,024,684	77,655,809
Current maturities of convertible debt, net of discount	2,090,997	2,258,830
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	212,887	70,961
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	130,719	34,602
Redeemable preferred stock, Series E, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	34	50
Small business administration loan	980,450	980,450
Total Current Liabilities	86,461,984	87,074,259
LONG TERM LIABILITIES
Convertible debentures, net of current maturities	221,805	221,805
Total Liabilities	86,683,789	87,296,064
Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock; 100,000,000 shares authorized
at $0.0001 par value, 2,202,838,008 and 306,542,857
shares issued and outstanding, respectively	220,284	30,654
Additional paid-in capital	16,545,646	16,537,112
Non controlling interest	38,665	39,298
Treasury stock	(35,700)	(35,700)
Accumulated deficit	(103,153,803)	(103,623,848)
Total Stockholders' Deficit	(86,384,908)	(87,052,484)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$298,881	$243,580

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES	$318,588	$353,376
COST OF SALES	198,628	212,489
GROSS PROFIT	119,960	140,887

OPERATNG EXPENSES
Depreciation and amortization	4,231	3,000
General and administrative	345,379	226,109

Total Operating Expenses	349,610	229,109

LOSS FROM OPERATIONS	(229,650)	(88,222)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	741,568	(189,357)
Interest expense	(54,506)	(207,293)
Loss on settlement of debt	-	(35,630)

TOTAL OTHER INCOME (EXPENSE)	687,062	(432,280)

LOSS BEFORE NON CONTROLLING INTEREST	457,412	(520,502)
Net loss attributable to non controlling interest	12,633	-

LOSS BEFORE INCOME TAXES	470,045	(520,502)

INCOME TAX EXPENSE	-	-

NET LOSS	$470,045	$(520,502)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	1,492,563,835	6,824,014

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$457,412	$(520,502)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) loss on derivative valuation	(741,568)	189,357
Loss on settlement of debt	-	35,630
Amortization of deferred financing costs	-	1,370
Stock issued for services	28,659	-
Depreciation and amortization	4,231	3,000
Amortization of debt discount	5,542	100,794
Changes in operating assets and liabilities:
Accounts receivable	(80,452)	(20,114)
Other current assets	20,000	(3,664)
Inventory	(789)	-
Prepaid expenses and deposits	-	-
Accrued expenses-related parties	-	35,424
Accounts payable and accrued expenses	(64,903)	155,522

Net Cash Used in Operating Activities	(371,868)	(23,183)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(561)

Net Cash Used in Investing Activities	-	(561)

FINANCING ACTIVITIES
Obligations collateralized by receivables	47,651	11,429
Proceeds from related party loans	1,532	-
Proceeds from convertible debentures	350,142	12,990
Proceeds from line of credit	11,608	1,985
Proceeds from non controlling interest	12,000	-
Repayment of notes payable	(47,232)	-
Repayment of related party loans	-	(3,182)

Net Cash Provided by Financing Activities	375,701	23,222

NET INCREASE (DECREASE) IN CASH	3,833	(522)
CASH AT BEGINNING OF PERIOD	2,754	522

CASH AT END OF PERIOD	$6,587	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$169,506	$207,859
Commons stock issued for accrued liabilities	-	17,985

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CoroWare, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2012.  The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc.  Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc., Robotic Workspace Technologies, Inc., and Robotics Software Service, Inc. (herein referred to as the “Subsidiaries”).  The Company also consolidates its 51% interest in Aricon, LLC. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2012 as reported in Form 10-K have been omitted.

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

None

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the three months ended March 31, 2013 of $470,045.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2013, the Company will require additional working capital to develop its business operations.

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

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:
	March 31, 2013	December 31, 2012
$2,825,000 Yorkville financing (a)	$420,828	$471,543
$ 600,000 Yorkville financing	600,000	600,000
$ 300,000 Yorkville financing	300,000	300,000
$ 75,000 Collins financing	39,170	39,170
$ 27,500 Asher financing (m)	18,900	18,900
$ 10,750 Barclay financing	10,750	10,750
$ 9,750 Tangiers financing (b)	-	3,059
$ 170,562 Ratzker financing (c)	28,784	152,007
$ 67,042 Harvey financing	67,042	67,.042
$ 89,383 Cariou financing (d)	42,465	54,838
$ 17,500 Asher financing (l)	17,500	3,547
$ 20,000 Asher financing (k)	18,775	18,775
$ 65,000 Panache financing (g)	29,253	41,860
$ 15,000 Panache financing	15,000	15,000
$ 567,200 Westmount financing	534,055	537,318
$ 170,561 Redwood financing (h)	58,627	89,377
$ 21,962 Premier financing	21,962	21,962
$ 21,000 Tangiers financing (i)	-	11,424
$ 5 474Tangiers financing	-	2,500
$ 10,000 Magna financing	-	10,000
$ 54,060 Ridge Point financing	23,305	9,117
$42,200 AGS financing	42,000	-
$131,377 AGS financing (j)	128,752	-

	2,401,468	2,480,635
Discount	(88,666)	(73,796)
Less: Current portion of convertible debt	(2,090,997)	(2,204,710)
Long term portion of convertible debt	$221,805	$221,805

(a)	$2,825,000 Yorkville financing:

During the three month period ending March 31, 2013, Yorkville converted $24,232 of principal from Tranche 3 into 176,049,020 shares of the Company’s common stock.

(b)	$9,750 Tangiers financing (formerly the Mackie financing):

During the quarter ending March 31, 2013, Tangiers converted $1,496 on principal and interest into 29,920,000 share of the Company’s common stock extinguishing the debt.

(c)	$170,562 Ratzker financing:

During the quarter ending March 31, 2013, Ratzker converted $6,500 on principal into 50,000,000 shares of the Company’s common stock. On March 12, 2013, Ratzker assigned a 131,377 portion of his note to an unrelated third party (“AGS)

(d)  $89,383 Cariou financing:

On March 11, 2013, Cariou sold a $10,000 principal portion of his convertible note plus $2,372.60 in accrued interest to an unrelated third party (“Tangiers.”).

 (g)  $65,000 Panache financing:

During the quarter ending March 31, 2013, Panache converted $19,220.16 of principal into 212,090,000, shares of the Company’s common stock.

 (h) $170,561 Redwood financing :

During the quarter ending March 31, 2013, Redwood converted $30,750 of principal into 209,817,812, shares of the Company’s common stock.

(i) $21,000 Tangiers financing:

During the quarter ending March 31, 2013, Tangiers converted $25,218 of principal and interest into 168,121,345 shares of the Company’s common stock.

 (j) $131,377 AGS financing:

During the quarter ending March 31, 2013, AGS converted $2,635 of principal and interest into 75,000,000 shares of the Company’s common stock.

 (k) $20,000 Asher financing:

During the quarter ending March 31, 2013, Asher converted $6,600 of principal and interest into 130,000,000 shares of the Company’s common stock.

 (l) $17,500 Asher financing:

During the quarter ending March 31, 2013, Asher converted $5,000 of principal and interest into 100,000,000 shares of the Company’s common stock.

 (m) $27,500 Asher financing:

During the quarter ending March 31, 2013, Asher converted $100 of principal and interest into 10,000,000 shares of the Company’s common stock extinguishing the debt.

 During the three months ended March 31, 2013, conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Shares Issued

Yorkville convertible note financing	$25,715	196,137,255
Panache convertible note financing	12,607	162,490,000
Ratzker convertible note financing	9,125	125,000,000
Westmount convertible note financing	3,263	19,196,530
Asher convertible note financing	15,700	242,222,222
Redwood convertible note financing	30,750	209,817,812
Magna convertible note financing	10,000	94,000,000
Tangiers convertible note financing	33,328	247,641,345
Ridge Point convertible note financing	22,425	405,000,000
MD Global	6,593	75,360,000

Several of the convertible notes are in default, however, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculations. During the three months ended March 31, 2013 the Company realized a gain on the derivative valuation of $741,568.

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2012	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2013	38,164	$2.97
Exercisable at March 31, 2013	38,164	$2.97

b)	Outstanding warrants:

The following table summarizes warrant activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2012	167	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Expired	(167)	-
Outstanding, March 31, 2013	-	$2.97
Exercisable at March 31, 2013	-	$2.97

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the three month period ended March 31:
	2013		2012
	Shares	Value	Shares	Value
Employee compensation	119,429,987	$28,659	468,000,000	$46,000

The following table summarizes other common stock issued during the three month period ended March 31:

	2013		2012
	Shares	Value	Shares	Value
Satisfaction of payables	-	-	934,882	$17,985
Redemption of convertible debenture	1,776,865,164	169,506	5,851,154	207,859
Notes payable	-	-	-	-
	1,776,865,164	169,506	6,786,036	$225,844

d)	Dividends on preferred stock:

At March 31, 2013 and December 31, 2012, there were cumulative undeclared dividends to Preferred Series B shareholders of $49,896 and $47,900, respectively, the obligation for which is contingent on declaration by the board of directors.

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

There were 50,000 Preferred, Series E shares issued as of March 31, 2013.

f)	Increase in Authorized Shares:

On February 22, 2013, the Majority Stockholders authorized an increase in the number of authorized shares of common stock from three billion (3,000,000,000) shares of common stock to thirteen billion (13,000,000,000) shares of common stock  This change was effective March 25, 2013.

g)	Reverse split:

On July 6, 2012, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

NOTE7 – COMMITMENTS

The Company leases its principal operating facilitates in Kirkland, Washington under a 5 year operating lease which runs through July 31, 2015 and provides for monthly payments of $3,735 with a built in annual escalation clause increasing monthly rent by $249 at each anniversary date.

Future non-cancelable minimum lease payments are as follows:

Years Ending December 31,
2013	$52,041
2014	55,029
2015	33,117
$140,187
NOTE 8 – INVESTMENT IN JOINT VENTURE

On September 27, 2012, the Company partnered with a private investor to launch a joint venture – Aricon,LLC to develop and market mobile robot platforms, applications, and solutions for the construction industry.

The joint venture is currently comprised of CoroWare (51% ownership), who agreed to contribute 38,000,000 shares of restricted CoroWare common stock, (1) mobile robot for prototype development, $10,000 cash, and mobile robotics development expertise; and Lucas Snyder (49% ownership), a private investor who agreed to contribute $50,000 cash, construction industry expertise, and customer relationships. The Company received $20,000 from the private investor during the three months ended March 31, 2013.

Through its combined expertise in construction and robotics, ARiCON intends to address the growing need for Computer Aided Production (CAP) solutions, with its initial focus on the development of robotic layout systems.

NOTE 9 – SUBSEQUENT EVENTS

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

CoroWare Technologies comprises three separately managed lines of business:
·	CoroWare Business Solutions : IT and lab management; business intelligence; software architecture, design and development; content delivery; partner and program management.
·	Robotics and Automation : Custom engineering such as visualization, simulation and software development; and mobile robot platforms.
·	Enhanced Collaboration Solution : Collaboration and conferencing products, solutions and subscription services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012:

During the three-month period ended March 31, 2013 (the "2013 Period") revenues were $318,588 compared to revenues of $353,376 during the three-month period ended March 31, 2012 (the "2012 Period").  Our revenues were flat compared to the previous year as customers moderated spending on software development services for IT consulting and software development projects; continued to purchase CoroCall hosted services instead of videoconferencing infrastructure; and delayed capital expenditures until later in the calendar year.

Cost of revenues was $198,628 for the 2013 Period compared to $212,489 for the 2012 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2013 revenues amounted to $119,960 (38% gross profit percentage) compared to $140,887 (40% gross profit percentage) for the 2012 Period.  The increased gross profit percentage resulted from improving our efficiency of delivering products and services.

Research and development was $13,235 (4% of gross revenues) for the 2013 Period compared to $0 (0% of gross revenues) in the 2012 Period.  The decreased research and development investment resulted from completing our software development and testing initiatives, including CoroCall Business Class HD Video Conferencing and CoroWare Billing Integration Framework.

Operating expenses were $349,610 during the 2013 Period compared to $229,109 during the 2012 Period.  General and Administration expenses increased by 44% to $234,180 in the 2013 Period compared to $163,129 for the 2012 Period as the Company increased its payroll and travel costs in an effort to increase public awareness of its products.  Sales and marketing expenses increased by 98% to $97,958 in the 2013 Period compared to $49,490 for the 2012 Period as the Company adjusted sales compensation plans to bring them in line with the Company’s cost of sales objectives.  Loss from operations was $229,650 during the 2013 Period compared to $88,222 in the 2012 Period.

Total other income was $687,062 during the 2013 Period compared to other expense of $432,280 in the 2012 Period.  Other income is comprised primarily of derivative revaluation gain.  Derivative valuation gain in the 2013 Period was $741,568 compared to derivative expense of $189,357 in the 2012 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  The derivative expense in the 2012 Period is the result of consistent share price ($.0001 at December 31, 2012 versus $0.0001 at March 31, 2013) and a slight decrease share price which resulted in an insignificant change in the calculated Monte Carlo values.  During the 2013 Period, the share price decreased ($.0004 at December 31, 2012 versus $0.0001 at March 31, 2013) with a slight increase in the volatility which resulted in an insignificant change in the calculated Monte Carlo values.  The derivative expense in the 2013 Period is primarily due to expense recognized in connection with redemptions on various debentures during the quarter.  Interest expense for the three month 2012 Period is $54,506 compared to $207,293 for the three month 2012 Period.  The debt discount amortized using the effective interest method was $100,794 during 2012 compared to $5,542 during 2013.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Income for the 2013 Period was $470,045 compared to a net loss of $520,502 for the 2012 Period.

Basic weighted average shares outstanding were 1,492,563,825 during the 2013 Period compared to 6,824,014 in the 2012 Period.  There is no fully diluted calculation for the 2012 Period as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had current assets of $280,327, current liabilities of $86,461,984, negative working capital of ($86,181,657) and an accumulated deficit of $103,153,803.  For the three months ending March 31, 2013, we had net cash flows used in operating activities of ($371,868), net cash flows used in investing activities of $-0- and net cash flows provided by financing activities of $375,701.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2012:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,480,635	$2,258,830	$221,805	$-	$-
Notes payable	232,332	232,332	-	-	-
Notes payable, related parties	202,612	202,612	-	-	-
Long –term debt	980,450	980,450	-	-	-
Total	$3,896,029	$3,674,224	$221,805	$-	$-

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-K for the year ended December 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

During the quarter ending March 31, 2013, the Company made issuances of 75,000,000 shares of its common stock, at a price equal to $0.0001 per share, to AGS as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2013, the Company made issuances of 240,000,000 shares of its common stock, at a price equal to $0.0001 per share, to Asher as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2013, the Company made issuances of 94,000,000 shares of its common stock, at a price equal to $0.00011 per share, to Magna as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2013, the Company made issuances of 212,090,000 shares of its common stock, at a price equal to $0.00012 per share, to Panache as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2013, the Company made issuances of 50,000,000 shares of its common stock, at a price equal to $0.00013 per share, to Ratzker as described in NOTE 5 - CONVERTIBLE DEBT

During the quarter ending March 31, 2013, the Company made issuances of 209,817,812 shares of its common stock, at a price equal to $0.00014 per share, to Redwood as described in NOTE 5 - CONVERTIBLE DEBT

During the quarter ending March 31, 2013, the Company made issuances of 405,000,000 shares of its common stock, at a price equal to $0.0001 per share, to RidgePoint as described in NOTE 5 - CONVERTIBLE DEBT

During the quarter ending March 31, 2013, the Company made issuances of 198,041,345 shares of its common stock, at a price equal to $0.00016 per share, to Tangiers as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2013, the Company made issuances of 19,196,530 shares of its common stock, at a price equal to $0.00017 per share, to Westmount as described in NOTE 5 - CONVERTIBLE DEBT

During the quarter ending March 31, 2013, the Company made issuances of 176,049,020 shares of its common stock, at a price equal to $0.00015 per share, to Yorkville as described in NOTE 5 - CONVERTIBLE DEBT

The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D.

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

CoroWare, Inc.

Dated: June 3, 2013	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)