Form 10-Q/A
period 2012-06-30
CoroWare, Inc,
filed 2013-06-18
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

This amendment is to correct some formatting errors and the total in derivative liabilities for year ending December 2011.

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

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended June 30, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing (a)	-	6,837	-	6,837
$ 600,000 Yorkville financing	-	(231,635)	-	(231,635)
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	(7,358)	-	(7,358)
$ 27,500 Asher financing (b)	-	(3,026)	-	(3,026)
$ 10,750 Barclay financing (c)	-	(10,054)	-	(10,054)
$ 9,750 Tangiers financing (d)	-	(221)	-	(221)
$ 170,562 Ratzker financing (e)	-	(2,239)	-	(2,239)
$ 67,042 Harvey financing (f)	-	4,101	-	4,101
$ 89,383 Cariou financing (g)	-	5,333	-	5,333
$ 10,000 Tangiers financing (i)	-	-	-	-
$ 15,000 Tangiers financing (j)	-	-	-	-
$ 65,000 Panache financing (k)	-	(6,570)	-	(6,570)
$ 15,000 Panache financing (l)	-	(130)	-	(130)
$ 567,200 Westmount financing (m)	-	102,857	-	102,857
$ 170,561 Redwood financing (n)	-	18,127	-	18,127
$ 21,962 Premier financing	-	(1,632)	-	(1,632)
$ 21,000 Tangiers financing	-	11,915	-	11,915
$ 5,000 Tangiers financing	-	70	-	70
Preferred stock, Series B	-	-	-	-
Preferred stock, Series D	-	(36,511)	-	(36,511)
	-	(150,136)	-	(150,136)

	Three Months ended June 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$-	$(295,509)	$(12,825)	$(308,334)
$ 600,000 Yorkville financing	-	40,020	-	40,020
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	7,220	(5,616)	1,604
$ 27,500 Asher financing	-	(3,603)	-	(3,603)
$ 10,750 Barclay financing	-	(2,055)	-	(2,055)
$ 9,750 Mackie financing	-	2,278	-	2,278
$ 170,562 Ratzker financing	-	(176,285)	-	(176,285)
$ 67,042 Harvey financing	-	(491)	-	(491)
$ 89,383 Cariou financing	-	3,879	-	3,879
$ 10,000 Tangiers financing	-	(9,615)	-	(9,615)
$ 15,000 Tangiers financing	-	(12,287)	-	(12,287)
$ 25,000 Tangiers financing	(1,662)	22,462	-	20,800
$ 65,000 Panache financing	(35,880)	23,460	(11,352)	(23,772)
$ 15,000 Panache financing		3,836	-	3,836
$ 567,200 Westmount financing	-	(529,205)	(42,054)	(571,259)
$ 170,561 Redwood financing	-	(341,906)	(67,492)	(409,398)
Preferred stock, Series B		85,155	-	85,155
	$(37,542)	$(1,182,646)	$(139,339)	$(1,359,527)

	Six Months ended June 30, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	-	(69,619)	(6,029)	(75,648)
$ 600,000 Yorkville financing	-	(127,350)	-	(127,350)
$ 300,000 Yorkville financing	-	-	-	-
$ 75,000 Collins financing	-	(7,964)	-	(7,964)
$ 27,500 Asher financing	-	(3,090)	-	(3,090)
$ 10,750 Barclay financing	-	(10,265)	-	(10,265)
$ 9,750 Tangiers financing	-	(9,918)	-	(9,918)
$ 170,562 Ratzker financing	-	(963)	(2,429)	(3,392)
$ 67,042 Harvey financing	-	(11,247)	-	(11,247)
$ 89,383 Cariou financing	-	(11,379)	-	(11,379)
$ 10,000 Tangiers financing	-	18,941	(7,213)	11,728
$ 15,000 Tangiers financing	-	15,822	(12,450)	3,372
$ 65,000 Panache financing	-	5,734	(5,881)	(147)
$ 15,000 Panache financing	-	1,122	-	1,122
$ 567,200 Westmount financing	-	87,145	-	87,145
$ 170,561 Redwood financing	-	57,302	(68,201)	(10,899)
$ 21,962 Premier financing	-	(8,236)	-	(8,236)
$ 21,000 Tangiers financing	(18,480)	11,741	-	11,741
$ 5,000 Tangiers financing	(9,417)	5,729	(4,708)	(8,396)
Preferred stock, Series B	-	(106,444)	-	(106,444)
Preferred stock, Series D	-	(41,746)	-	(41,746)
	$(27,897)	$(204,685)	$(106,911)	$(339,493)

	Six Months ended June 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
$2,825,000 Yorkville financing	$-	$306,603	$(23,917)	$282,686
$ 600,000 Yorkville financing	-	197,253	-	197,253
$ 300,000 Yorkville financing	-	26	-	26
$ 75,000 Collins financing	-	4,585	(22,742)	(18,157)
$ 27,500 Asher financing	(9,229)	(4,189)	-	(13,418)
$ 10,750 Barclay financing	(1,619)	985	-	(634)
$ 9,750 Mackie financing	-	(1,388)	-	(1,388)
$ 170,562 Ratzker financing	-	(41,245)	-	(41,245)
$ 67,042 Harvey financing	-	(491)	-	(491)
$ 89,383 Cariou financing	-	3,879	-	3,879
$ 10,000 Tangiers financing	-	(9,615)	-	(9,615)
$ 15,000 Tangiers financing	-	(12,287)	-	(12,287)
$ 25,000 Tangiers financing	(1,662)	22,462	-	20,800
$ 65,000 Panache financing	(35,880)	23,460	(11,352)	(23,772)
$ 15,000 Panache financing		3,836	-	3,836
$ 567,200 Westmount financing	-	(529,205)	(42,054)	(571,259)
$ 170,561 Redwood financing	-	(341,906)	(67,492)	(409,398)
Preferred stock, Series B	-	133,226	-	133,226
	$(48,390)	$(244,011)	$(167,557)	$(459,958)

The following table illustrates the components of derivative liabilities:

	As of June 30, 2012
	Compound Derivative	Warrant Liability	Total
$2,825,000 Yorkville financing	$677,629	$-	$677,628
$ 600,000 Yorkville financing	715,494	3,990	719,484
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	48,636	-	48,636
$ 27,500 Asher financing	36,418	-	36,418
$ 10,750 Barclay financing	18,207	-	18,207
$ 9,750 Mackie financing	15,180	-	15,180
$ 170,562 Ratzker financing	204,697	-	204,697
$ 67,042 Harvey financing	50,044	-	50,044
$ 89,383 Cariou financing	63,328	-	63,328
$ 65,000 Panache financing	80,415	-	80,415
$ 15,000 Panache financing	11,721	-	11,721
$ 567,200 Westmount financing	698,755	-	698,755
$ 170,561 Redwood financing	230,026	-	230,026
$ 21,962 Premier financing	17,790	-	17,790
$ 21,000 Tangiers financing	27,739	-	27,739
$ 5,474 Tangiers financing	3,688	-	3,688
	$2,899,767	$3,990	$2,903,757

The following table illustrates the components of derivative liabilities at December 31, 2011:

	Compound derivative	Warrant liability	Total
$2,825,000 Yorkville financing	$608,013	$-	$608,013
$ 600,000 Yorkville financing	586,883	5,250	592,133
$ 300,000 Yorkville financing	-	-	-
$ 75,000 Collins financing	40,672	-	40,672
$ 27,500 Asher financing	33,328	-	33,328
$ 10,750 Barclay financing	7,942	-	7,942
$ 9,750 Mackie financing	5,262	-	5,262
$ 170,562 Ratzker financing	203,734	-	203,734
$ 67,042 Harvey financing	38,797	-	38,797
$ 89,383 Cariou financing	51,949	-	51,949
$ 10,000 Tangiers financing	18,941	-	18,941
$ 15,000 Tangiers financing	15,821	-	15,821
$ 65,000 Panache financing	86,149	-	86,149
$ 15,000 Panache financing	12,843	-	12,843
$ 567,200 Westmount financing	785,900	-	785,900
$ 170,561 Redwood financing	287,328	-	287,328
$ 21,962 Premier financing	9,554	-	9,554
	$2,793,116	$5,250	$2,798,366

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2012:

Financing or other contractual arrangement:	Conversion Features	Warrants	Total
$2,825,000 Yorkville financing	55,042,498	-	55,042,498
$ 600,000 Yorkville financing	58,118,292	262,500	58,380,792
$ 300,000 Yorkville financing	398	167	565
$ 75,000 Collins financing	3,486,994	-	3,486,994
$ 27,500 Asher financing	2,786,393	-	2,786,393
$ 10,750 Barclay financing	1,392,287	-	1,392,287
$ 9,750 Tangiers financing	1,174,895	-	1,174,895
$ 170,562 Ratzker financing	14,563,986	-	14,563,986
$ 67,042 Harvey financing	3,854,915	-	3,854,915
$ 89,383 Cariou financing	4,878,185	-	4,878,185
$ 65,000 Panache financing	6,149,326	-	6,149,326
$ 15,000 Panache financing	952,168	-	952,168
$ 567,200 Westmount financing	56,758,585	-	56,758,585
$ 170,561 Redwood financing	16,633,635	-	16,633,635
$ 21,962 Premier financing	1,370,388	-	1,370,388
$ 21,000 Tangiers financing	2,136,406	-	2,136,406
$ 5,000 Tangiers financing	284,091	-	284,091
Preferred Stock, Series B	10,644,400	-	10,644,400
Preferred Stock, Series D	5,882,353	-	5,882,353
Preferred Stock, Series E	500,000	-	500,000
	246,610,195	262,667	246,872,862

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

CoroWare, Inc.

	/s/	Lloyd T. Spencer
Dated: June 18, 2013	Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)