Form 10-Q/A
period 2013-03-31
CoroWare, Inc,
filed 2013-06-18
CIK 1156784

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

This amendment is to correct minor typographical errors in the original filing.

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

CoroWare, Inc.

Dated: June 18, 2013	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)