Form 10-Q
period 2013-06-30
CoroWare, Inc,
filed 2013-08-19
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended	June 30, 2013

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

As of August 19, 2013 there were 4,306,030,028 shares of the issuer's $.0001 par value common stock outstanding.

COROWARE, INC.
June 30, 2013 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS

Cash	$4,037	$2,754
Accounts receivable, net	215,717	176,123
Inventory, net	34,320	15,267
Other current assets	1,109	21,109

Total Current Assets	255,183	215,253

PROPERTY AND EQUIPMENT, net	5,761	15,454

OTHER ASSETS
Other assets, net	7,831	12,873

Total Other Assets	7,831	12,873

TOTAL ASSETS	$268,775	$243,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,469,044	$5,155,860
Lines of credit	132,281	121,369
Obligations collateralized by receivables	240,257	177,455
Current portion of notes payable	294,582	232,332
Accrued expenses- related parties	183,929	183,929
Notes payable-related parties	221,369	202,612
Derivative liability	19,678,274	77,655,809
Current maturities of convertible debt, net of discount	2,270,651	2,258,830
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	212,886	70,961
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	117,647	34,602
Redeemable preferred stock, Series E, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	-	50
Small business administration loan	980,450	980,450

Total Current Liabilities	29,801,370	87,074,259

LONG TERM LIABILITIES

Convertible debentures, net of current maturities	221,805	221,805

Total Liabilities	30,023,175	87,296,064

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock; 100,000,000 shares authorized
at $0.0001 par value, 3,846,848,328 and 306,542,857
shares issued and outstanding, respectively	384,684	30,654
Additional paid-in capital	16,463,216	16,537,112
Non controlling interest	72,174	39,298
Treasury stock	(35,700)	(35,700)
Accumulated deficit	(46,638,774)	(103,623,848)

Total Stockholders' Deficit	(29,754,400)	(87,052,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$268,775	$243,580

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$239,596	$321,745	$558,184	$675,121
COST OF SALES	178,192	199,530	376,820	412,019
GROSS PROFIT	61,404	122,215	181,364	263,102

OPERATNG EXPENSES
Depreciation and amortization	4,231	3,000	8,462	6,000
General and administrative	209,334	293,063	554,713	519,173

Total Operating Expenses	213,565	296,063	563,175	525,173

LOSS FROM OPERATIONS	(152,161)	(173,848)	(381,811)	(262,071)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	57,011,047	(150,136)	57,752,615	(339,493)
Gain (loss) on convertible debt redemptions	-	-	-	(35,630)
Interest expense	(354,049)	(172,097)	(408,555)	(379,389)
Loss on settlement of debt	-	2,100	-	2,100

TOTAL OTHER INCOME (EXPENSE)	56,656,998	(320,133)	57,344,060	(752,412)

LOSS BEFORE NON CONTROLLING INTEREST	56,504,837	(493,981)	56,962,249	(1,014,483)
Net loss attributable to non controlling interest	10,193	-	22,826	-

LOSS BEFORE INCOME TAXES	56,515,030	(493,981)	56,985,075	(1,014,483)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$56,515,030	$(493,981)	$56,985,075	$(1,014,483)

BASIC AND DILUTED LOSS PER SHARE	$0.02	$(0.04)	$0.02	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	2,935,326,681	11,382,014	2,401,827,198	9,186,530

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	June 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$57,007,950	$(1,014,483)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) loss on derivative valuation	(57,752,615)	339,493
Loss on settlement of debt	-	(2,100)
Amortization of deferred financing costs	-	3,370
(Gain) loss on convertible debt redemptions	-	35,630
Stock issued for services	30,478	8,000
Depreciation and amortization	9,693	6,000
Amortization of debt discount	5,042	131,064
Changes in operating assets and liabilities:
Accounts receivable	(39,594)	(24,703)
Other current assets	20,000	(2,258)
Inventory	(19,053)	-
Accrued expenses-related parties	-	36,643
Accounts payable and accrued expenses	313,184	468,122

Net Cash Used in Operating Activities	(424,915)	(15,222)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,371)

Net Cash Used in Investing Activities	-	(1,371)

FINANCING ACTIVITIES
Obligations collateralized by receivables	62,802	(11,382)
Proceeds from related party loans	18,757	-
Proceeds from convertible debentures	261,477	12,990
Proceeds from line of credit	10,912	1,425
Proceeds from non controlling interest	10,000	-
Proceeds from sale of preferred stock, Series E	-	10,000
Proceeds from notes payable	62,250	-
Repayment of notes payable	-	9,000
Repayment of related party loans	-	(5,468)

Net Cash Provided by Financing Activities	426,198	16,565

NET INCREASE (DECREASE) IN CASH	1,283	(28)
CASH AT BEGINNING OF PERIOD	2,754	522

CASH AT END OF PERIOD	$4,037	$494

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Cash Flows (Continued)
(unaudited)
	For the Six Months Ended
	June 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$249,656	$207,859
Common stock issued for accrued liabilities	-	17,985

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

Reclassifications

None.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has net loss from operations for the six months ended June 30, 2013 of $381,811.  Because of the current working capital deficit, and the projection of losses for the remainder of 2013, the Company will require additional working capital to develop its business operations.

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

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the outstanding balances of the convertible debt, net of debt discount:

Financing	June 30, 2013	December 31, 2012
$2,825,000 Yorkville financing (a)	$44,805	$471,543
$ 600,000 Yorkville financing	600,000	600,000
$ 300,000 Yorkville financing	300,000	300,000
$ 75,000 Collins financing	39,170	39,170
$ 17,500 Asher financing (k)	18,750	3,547
$20,000 Asher financing (k)	37,500	18,775
$ 27,500 Asher financing (k)	33,750	18,900
$10,750 Barclay financing	10,750	10,750
$ 9,750 Tangiers (formerly Mackie) financing (i)	-	3,059
$170,562 Ratzker financing (b)	17,734	152,007
$ 67,042 Harvey financing	67,042	67,042
$ 89,383 Cariou financing (c)	22,465	54,838
$ 65,000 Panache financing (d)	24,253	41,860
$ 15,000 Panache financing	15,000	15,000
$567,200 Westmount financing (l)	534,055	537,318
$170,561 Redwood financing (e)	54,127	89,377
$21,962 Premier financing	21,962	21,962
$21,000 Tangiers financing (i)	-	11,424
$5,474 Tangiers financing (i)	-	2,500
$ 10,000 Magna financing (m)	-	10,000
$13,000 Kellburgh financing (n)	13,000	-
$54,060 Ridge Point financing (f)	17,805	9,117
$42,200 AGS financing (s)	5,238	-
$131,377 AGS financing (g)	122,036	-
$25,000 Yorkville financing (r)	25,000	-
$12,372.60 Tangiers financing (h)	-	-
$14,000 Tangiers financing (o)	14,000	-
$24,893.17 Tangiers financing (p)	24,879	-
$ 20,000 Tangiers financing (q)	20,000	-
$36,250 Ridge Point financing (j)	36,250	-
	2,551,979	2,480,635
Less: Current portion of convertible debt	(2,270,651)	(2,258,830)
Long-term portion of convertible debt	$221,805	$221,805

(a) $2,825,000 Yorkville financing:

During the six month period ending June 30, 2013, Yorkville converted $31,110 of principal from Tranche 3 into 304,037,255 shares of the Company’s common stock.

(b)  $170,562 Ratzker financing:

During the six month period ending June 30, 2013, Ratzker converted $17,550 of interest into 220,000,000 shares of the Company’s common stock.

(c) $89,383 Cariou financing:

On May 1, Cariou sold a $20,000 portion of his convertible note plus 4,893.17 of interest to an unrelated third party (“Tangiers.”).

(d) $65,000 Panache financing:

During the six month period ending June 30, 2013, Panache converted $17,607 of principal into 262,490,000 shares of the Company’s common stock.

(e) $170,561 Redwood financing:

During the six month period ending June 30, 2013, Redwood converted $35,250 of principal into 279,048,581 shares of the Company’s common stock.

(f) $54,060 Ridge Point financing:

During the six month period ending June 30, 2013, Ridge Point converted $27,925 of principal into 405,000,076 shares of the Company’s common stock.

(g) $131,377 AGS financing:

During the six month period ending June 30, 2013, AGS converted $9,341 of principal into 514,805,551 shares of the Company’s common stock.

(h) $12,372.60 Tangiers financing:

During the six month period ending June 30, 2013, Tangiers converted $12,509 of principal and interest into 57,528,200 shares of the Company’s common stock extinguishing the debt.

(i) Tangiers financing:

During the six month period ending June 30, 2013, Tangiers converted $55,966 of principal into 700,347,145 shares of the Company’s common stock.

(j) $36,250 Ridge Point financing

On June 6, 2013, a note holder, Interface Group, sold their note in the amount of $36,250 to an unrelated third party (“Ridge Point”). CoroWare then entered into a Convertible Note Agreement with Ridge Point for that debt. The note calls for 20% interest through the maturity date of June 7, 2014, with a late payment fee of $500 per week for any week in which a payment is missed.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 35% of the low two of five closing bid prices for the sixty (60) days immediately prior to a conversion.

(k) $Asher $25,000, $22,500, $17,500 financings

As of June 30, 2013, we are in default on our Unsecured Convertible Debentures presently held by Asher Enterprises in the agregate face amount of $90,000. The debenture accrues interest at 22% (the default rate) and is convertible at the option of the holder into shares of CoroWare, Inc. common stock. The default penalty increased the outstanding principal balance by 150%. During the six months ended June 30, 2013 Asher converted $15,700 into 242,222,222 shares of the Company’s common stock.

(l) Westmount financing:

During the six month period ending June 30, 2013, Westmount converted $3,263 of principal into 19,196,530 shares of the Company’s common stock.

(m) Magna financing:

During the six month period ending June 30, 2013, Magna converted $10,000 of principal into 94,000,000 shares of the Company’s common stock extinguishing the debt.

$13,000 Kellburgh financing (n)

On May 14, 2013, CoroWare entered into a Convertible Note Agreement with an unrelated third party. The note calls for 10% interest through the maturity date of June 30, 2013.

(o) $14,000 Tangiers financing:

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

(p) $24,893.17 Tangiers financing:

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

(q) $20,000 Tangiers financing:

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

(r) $25,000 Yorkville financing:

On March 7, 2013, the Company entered into a $25,000 Convertible Note Agreement with an unrelated third party. The note calls for interest at 14% through the maturity date of March 7, 2014.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 80% of the lowest volume weighted average closing price in the 30 days prior to the conversion date.

(g) $42,000 AGS financing:

On February 25, 2013, the Company entered into a $42,000 Convertible Note Agreement with an unrelated third party. The note calls for interest at 18% through the maturity date of February 25, 2014. The default interest rate is 22%.

The holder of the debenture may, at any time, convert amounts outstanding under the debenture into shares of common stock of the Company at a conversion rate equal to 65% of the lowest closing price in the 20 days prior to the conversion date.

Add the other new notes that were entered into during the period.

As noted above, the following notes are in default:  the remaining balances of the $2,825,000 , $600,000 and $300,000 Yorkville financings, the $75,000 Collins financing, the $10,750 Barclay financing, the $567,200 Westmount financing, the $67,042 Harvey financing, the $65,000 and $15,000 Panache financings, the $21,962 Premier financings, the $25,000, $22,500, and $17,500, Asher financing, and the $89,383 Cariou financing.  However, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of ten months from the period-end date for purposes of the derivative liability calculations.

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2012	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2013	38,164-	$2.97
Exercisable at June 30, 2013	38,164	$2.97

b)	Outstanding warrants:

The following table summarizes warrant activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2012	167	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Expired	(167)	-
Outstanding, June 30, 2013	-	$2.97
Exercisable at June 30, 2013	-	$2.97

c)	Issuance of common stock:

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the six month period ended June 30:
	2013		2012
	Shares	Value	Shares	Value
Stock issued for services	119,429,987	$30,478	468,000,000	$46,000
Legal services			400,000	8,000
	119,429,987	$28,659	400,000	$8,000

The following table summarizes other common stock issued during the six month period ended June 30:

	2013		2012
	Shares	Value	Shares	Value
Satisfaction of payables			300,000	$6,000
Redemption of convertible debenture	3,430,305,547	280,134
Notes payable
			300,000	$6,000

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

At June 30, 2013 and December 31, 2012, there were cumulative undeclared dividends to Preferred Series B shareholders of $43,908 and $47,900, respectively, the obligation for which is contingent on declaration by the board of directors.

e)	Preferred Stock, Series E:

On March 9, 2013 the Board approved by unanimous written consent an amendment to the Corporation’s Certificate of Incorporation to designate the rights and preferences of Series E Preferred Stock.  There are 1,000,000 shares of Series E Preferred Stock authorized with a par value of $0.001.  Each share of Series E Preferred Stock has a stated value equal to $1.00 and shall be entitled to receive dividends at the rate of 5% per annum on the stated value before dividends are declared on any other outstanding shares of stock of the Company.  These preferred shares rank higher than the common shares and pari passu with all other classes of preferred stock.  Each outstanding share of Series E Preferred Stock shall be convertible into the number of shares of the Corporation’s common stock determined by dividing the Stated Value by the Conversion Price which is defined as $0.0001.  Mandatory conversion can be demanded by the Company prior to October 1, 2013.  The holders of the Series E Preferred Stock shall have no voting power.

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

Future non-cancelable minimum lease payments are as follows:

Years Ending December 31,
2013	52,041
2014	55,029
2015	33,117
$140,187

NOTE 8 – INVESTMENT IN JOINT VENTURE

On September 27, 2012, the Company partnered with a private investor to launch a joint venture – Aricon,LLC to develop and market mobile robot platforms, applications, and solutions for the construction industry.

The joint venture is currently comprised of CoroWare (51% ownership), who agreed to contribute 38,000,000 shares of restricted CoroWare common stock, (1) mobile robot for prototype development, $10,000 cash, and mobile robotics development expertise; and Lucas Snyder (49% ownership), a private investor who agreed to contribute $50,000 cash, construction industry expertise, and customer relationships. The Company received $20,000 from the private investor during the six months ended June 30, 2013.

Through its combined expertise in construction and robotics, ARiCON intends to address the growing need for Computer Aided Production (CAP) solutions, with its initial focus on the development of robotic layout systems.

NOTE 9 – SUBSEQUENT EVENTS

Stock Issuances:

The Company issued the following shares subsequent to June 30, 2013:
a) On July 16, the company issued 200,967,415 shares of Common Stock to AGS for a net conversion of $1,266.09

b) On July 16, the company issued 85,714,285shares of Common Stock to BlackBridge for a net conversion of $3,000 which extinguished the debt.

c) On July 9, the company issued 172,500,000 shares of Common Stock to Harvey for a net of $15,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012:

During the three-month period ended June 30, 2013 (the "2013 Period") revenues were $239,596 compared to revenues of $321,745 during the three-month period ended June 30, 2012 (the "2012 Period").  Our revenues were significantly lower compared to the previous year as customers delayed spending on software development services for IT consulting and software development projects as well as capital expenditures until later in the calendar year.

Cost of revenues was $178,192 for the 2013 Period compared to $199,530 for the 2012 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2013 revenues amounted to $61,404 (26.0% gross profit percentage) compared to $122,215 (38.0% gross profit percentage) for the 2012 Period.

General and administrative expense was $209,334 (87% of gross revenues) for the 2013 Period compared to $293,063 (91% of gross revenues) in the 2012 Period.  General and Administration expenses were reduced by 29% as the Company continued to reduce its executive compensation and public company expenses.
Operating expenses were $213,565 during the 2013 Period compared to $296,063 during the 2012 PeriodLoss from operations was $152,161 during the 2013 Period compared to 173,848 in the 2012 Period. The decrease was primarily due to a decrease of General and Administration expenses which were reduced by 29% as the Company continued to reduce its executive compensation and public company expenses.

Total other income was $56,515,030 during the 2013 Period compared to other expense of $320,133 in the 2012 Period.  Other income is comprised primarily of derivative revaluation gain.  Derivative valuation gain in the 2013 Period was $57,011,047 compared to derivative valuation loss of $150,136 in the 2012 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  Interest expense for the three month 2013 Period is $354,049 compared to $172,097 for the three month 2012 Period.
Net income for the 2013 Period was $56,515,030 compared to a net loss of $493,981 for the 2012 Period.

Basic weighted average shares outstanding were 2,401,827,198 during the 2013 Period compared 11,382,014 in the 2012 Period.  There is no fully diluted calculation for the 2013 Period or the 2012 Period as the effect would be anti-dilutive.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012:

During the six-month period ended June 30, 2013 (the "2013 Period") revenues were $ 558,184 compared to revenues of $ 675,121 during the six-month period ended June 30, 2012 (the "2012 Period").  Our revenues were 17% lower compared to the previous year as customers delayed spending on software development services for IT consulting and software development projects as well as capital expenditures until later in the calendar year.

Cost of revenues was $ 376,820 for the 2013 Period compared to $ 412,019 for the 2012 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2013 revenues amounted to $ 181,364 (32% gross profit percentage) compared to $$ 263,102 (39% gross profit percentage) for the 2012 Period.

Operating expenses were $ 563,175 during the 2013 Period compared to $ 525,173 during the 2012 Period.  General and Administration expenses were $ 554,713 in the 2013 Period compared to $ 519,173 for the 2012 Period.   Loss from operations was $ 381,811 during the 2013 Period compared to $ 262,071 in the 2012 Period.

Total other income was $57,344,060 during the 2013 Period compared to other expense of $ 752,412 in the 2012 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative revaluation gain in the 2013 Period was $ 57,725,615 compared to derivative revaluation loss of $ 339,493 in the 2012 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  Interest expense for the six month 2013 Period is $ 408,555 compared to $ 379,389 for the six month 2012 Period.

Net income for the 2013 Period was $56,985,075 compared to a net loss of $ 1,014,483 for the 2012 Period.

Basic weighted average shares outstanding were 2,401,827,198 during the 2013 Period compared to 9,186,530 in the 2012 Period .  There is no fully diluted calculation for the 2013 Period or the 2012 Period as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had current assets of $ 255,183, current liabilities of $ 29,801,370, negative working capital of ($29,546,187) and an accumulated deficit of $ 46,638,774.  For the six months ending June 30, 2013, we had net cash flows used in operating activities of ($ 424,915 ), net cash flows used in investing activities of ($-0-), and net cash flows provided by financing activities of $ 426,198 .

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2012:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Convertible debt, net	$2,551,979	$2,2,70,651	$221,805			$-	$-
Notes payable	294,582	294,582		-		-	-
Notes payable, related parties	221,369	221,369		-		-	-
Small Business Administration loan	980,450	980,450		-		-	-
Total	$3,896,029	$3,674,224	$221,805		$		$-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

During the six months ended June 30, 2013 the Company issued 3,089,675,560 shares of its common stock for an aggregate valued at $236,221 as described in Note 5 – Convertible Debt.

The shares were issued in reliance upon an exception from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	No material default in the payment of principal, interest, a sinking fund or purchase fund installment, or any other material default not cured within 30 days exists as of the balance sheet date.

(b)	As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.

(c)
At June 30, 2013, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC. Yorkville currently holds $395,628 of the first tranche and $82,630 of the third tranche. The remainder of the first tranche was assigned to a third party (“Ratzker”) who amended the terms in March 2011 extending the maturity date to March 2013. During the second quarter of 2011, Ratzker assigned 50% of his note to another third party (“Redwood”). The second trance was assigned to a third party who did not amend the terms. The note is still in default. The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum. The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of June 30, 2013, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000. The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of June 30, 2013, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000. The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(f)
As of June 30, 2013, we are in default on our Unsecured Convertible Debenture presently held by Barclay Lyons in the face amount of $10,750. The debenture accrued interest at 21% through the maturity date of July 28, 2011 with default interest at 35% thereafter. The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(g)
As of June 30, 2013, we are in default on our Unsecured Convertible Debenture presently held by Martin Harvey in the face amount of $67,042. The debenture accrued interest at 10% through the maturity date of May 2, 2011 with default interest at 15% thereafter. The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(h)
As of June 30, 2013, we are in default on our Unsecured Convertible Debenture presently held by Thomas Collins in the face amount of $39,170. The debenture accrues interest at 15% and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(i)
As of June 30, 2013, we are in default on two notes payable aggregating $100,000. The notes accrued interest at 8% through the maturity date of February 2003 with default interest at 15% thereafter. The notes are convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(j)
As of June 30, 2013, we are in default on our Unsecured Convertible Debentures presently held by Asher Enterprises in the agregate face amount of $90,000. The debenture accrues interest at 22% (the default rate) and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

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

CoroWare, Inc.

	/s/	Lloyd T. Spencer
Dated: August 19, 2013	Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)