Form 10-Q
period 2013-09-30
CoroWare, Inc,
filed 2013-11-19
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended	September 30, 2013

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

As of November 18, 2013 there were 4,497,031,528 shares of the issuer's $.0001 par value common stock outstanding.

COROWARE, INC.
September 30, 2013 QUARTERLY REPORT ON FORM 10-Q

COROWARE, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS

Cash	$-	$2,754
Accounts receivable, net	232,475	176,123
Inventory, net	9,939	15,267
Other current assets	1,109	21,109

Total Current Assets	243,523	215,253

PROPERTY AND EQUIPMENT, net	4,358	15,454

OTHER ASSETS
Other assets, net	9,078	12,873

Total Other Assets	9,078	12,873

TOTAL ASSETS	$256,959	$243,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,196,880	$5,155,860
Lines of credit	123,328	121,369
Obligations collateralized by receivables	224,810	177,455
Current portion of notes payable	252,082	232,332
Accrued expenses- related parties	199,898	183,929
Notes payable-related parties	197,069	202,612
Derivative liability	22,362,392	77,655,809
Current maturities of convertible debt, net of discount	2,277,181	2,258,830
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	212,886	70,961
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	117,647	34,602
Redeemable preferred stock, Series E, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	-	50
Small business administration loan	980,450	980,450

Total Current Liabilities	32,144,623	87,074,259

LONG TERM LIABILITIES

Convertible debentures, net of current maturities	221,805	221,805

Total Liabilities	32,366,428	87,296,064

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock; 13,000,000,000 shares authorized
at $0.0001 par value, 4,497,031,528 and 306,542,857
shares issued and outstanding, respectively	449,703	30,654
Additional paid-in capital	16,416,659	16,537,112
Non controlling interest	67,792	39,298
Treasury stock	(35,700)	(35,700)
Accumulated deficit	(49,007,923)	(103,623,848)

Total Stockholders' Deficit	(32,109,469)	(87,052,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$256,959	$243,580

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES	$274,821	$224,136	$833,005	$910,655
COST OF SALES	188,755	179,098	565,575	595,459
GROSS PROFIT	86,066	45,038	267,430	315,196

OPERATNG EXPENSES
Depreciation and amortization	3,000	3,000	11,462	9,000
General and administrative	188,549	247,181	750,662	766,375

Total Operating Expenses	191,549	250,181	762,124	775,375

LOSS FROM OPERATIONS	(105,483)	(205,143)	(494,694)	(460,179)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	(2,684,118)	(6,228,894)	55,068,497	(6,568,388)
Gain (loss) on convertible debt redemptions	-	106,700	-	71,070
Interest expense	75,789	(157,303)	(332,766)	(527,021)
Loss on settlement of debt	-	(15,272)	347,680	(13,172)

TOTAL OTHER INCOME (EXPENSE)	(2,608,329)	(6,294,769)	55,083,411	(7,037,511)

LOSS BEFORE NON CONTROLLING INTEREST	(2,713,812)	(6,499,912)	54,588,717	(7,497,690)
Net loss attributable to non controlling interest	4,382	-	27,208	-

LOSS BEFORE INCOME TAXES	(2,709,430)	(6,499,912)	54,615,925	(7,497,690)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(2,709,430)	$(6,499,912)	$54,615,925	$(7,497,690)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.27)	$0.02	$(0.53)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	4,314,782,998	23,689,883	3,041,823,440	14,126,220

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$54,623,325	$(7,497,690)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) loss on derivative valuation	(55,068,497)	6,568,387
Loss on settlement of debt	-	13,172
Amortization of deferred financing costs	-	5,370
(Gain) loss on convertible debt redemptions	-	(71,070)
Stock issued for services	37,878	13,000
Depreciation and amortization	11,462	9,000
Amortization of debt discount	-	166,618
Changes in operating assets and liabilities:
Accounts receivable	(56,352)	(11,727)
Other current assets	23,795	1,002
Inventory	5,328	-
Accrued expenses-related parties	15,969	72,463
Accounts payable and accrued expenses	41,020	642,638

Net Cash Used in Operating Activities	(373,472)	(88,837)

INVESTING ACTIVITIES
Purchase of property and equipment	(366)	(1,371)

Net Cash Used in Investing Activities	(366)	(1,371)

FINANCING ACTIVITIES
Obligations collateralized by receivables	47,355	62,392
Proceeds from related party loans	-	-
Proceeds from convertible debentures	279,069	17,990
Proceeds from line of credit	1,959	(2,097)
Proceeds from non controlling interest	28,494	-
Proceeds from sale of preferred stock, Series E	-	10,000
Proceeds from notes payable	19,750	9,000
Repayment of notes payable	-	(1,500)
Repayment of related party loans	(5,543)	(3,172)

Net Cash Provided by Financing Activities	371,084	92,613

NET INCREASE (DECREASE) IN CASH	(2,754)	2,405
CASH AT BEGINNING OF PERIOD	2,754	522

CASH AT END OF PERIOD	$-	$2,927

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Cash Flows (Continued)
(unaudited)
	For the Nine Months Ended
	September 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$260,642	$278,705
Common stock issued for accrued liabilities	-	34,540
Common stock issued as contribution into joint venture	-	49,400

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

Non-controlling Interests

The Company accounts for non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

During the nine months ended September 30, 2013 the Company received proceeds of $28,494 from non-controlling interests (see Note 8).

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has net loss from operations for the nine months ended September 30, 2013 of $54,623,325.  Because of the current working capital deficit, and the projection of losses for the remainder of 2013, the Company will require additional working capital to develop its business operations.

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

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the outstanding balances of the convertible debt, net of debt discount:

$ 17,500 Asher financing (k)	18,750	3,547
$20,000 Asher financing (k)	37,500	18,775
$ 27,500 Asher financing (k)	33,750	18,900
$10,750 Barclay financing	10,750	10,750
$ 9,750 Tangiers (formerly Mackie) financing (i)		3,059
$170,562 Ratzker financing (b)	17,734	152,007
$ 67,042 Harvey financing	52,042	67,042
$ 89,383 Cariou financing (c)	22,465	54,838
$ 65,000 Panache financing (d)	24,253	41,860
$ 15,000 Panache financing	15,000	15,000
$567,200 Westmount financing (l)	534,055	537,318
$170,561 Redwood financing (e)	54,127	89,377
$21,962 Premier financing	21,962	21,962
$21,000 Tangiers financing (i)	-	11,424
$5,474 Tangiers financing (i)	-	2,500
$ 10,000 Magna financing (m)	-	10,000
$13,000 Kellburgh financing (n)	13,000	-
$54,060 Ridge Point financing (f)	27,465	9,117
$42,200 AGS financing (s)	17,192	-
$131,377 AGS financing (g)	116,474	-
$25,000 Yorkville financing (r)	7,717	-
$12,372.60 Tangiers financing (h)	-	-
$14,000 Tangiers financing (o)	14,000	-
$24,893.17 Tangiers financing (p)	24,897	-
$20,000 Tangiers financing (q)	20,000	-
$36,250 Ridge Point financing (j)	36,250	-
$3,000 Blackridge financing	-	-
	2,498,986	2,480,635
Less: Current portion of convertible debt	(2,277,181)	(2,258,830)
Long-term portion of convertible debt	$221,805	$221,805

(a) $2,825,000 Yorkville financing:

During the nine month period ending September 30, 2013, Yorkville converted $31,110 of principal from Tranche 3 into 304,037,255 shares of the Company’s common stock.

(b)  $170,562 Ratzker financing:

During the nine month period ending September 30, 2013, Ratzker converted $17,550 of interest into 220,000,000 shares of the Company’s common stock.

(c) $89,383 Cariou financing:

On May 1, Cariou sold a $20,000 portion of his convertible note plus 4,893.17 of interest to an unrelated third party (“Tangiers.”).

(d) $65,000 Panache financing:

During the nine month period ending September 30, 2013, Panache converted $17,607 of principal into 262,490,000 shares of the Company’s common stock.

(e) $170,561 Redwood financing:

During the nine month period ending September 30, 2013, Redwood converted $35,250 of principal into 279,048,581 shares of the Company’s common stock.

(f) $54,060 Ridge Point financing:

During the nine month period ending September 30, 2013, Ridge Point converted $27,925 of principal into 405,000,076 shares of the Company’s common stock. Ridge Point also reversed the conversion of $9,660 of principal, returning 102,000,000 shares of the Company’s common stock.

(g) $131,377 AGS financing:

During the nine month period ending September 30, 2013, AGS converted $11,987 of principal into 934,774,466 shares of the Company’s common stock.

(h) $12,372.60 Tangiers financing:

During the nine month period ending September 30, 2013, Tangiers converted $12,509 of principal and interest into 57,528,200 shares of the Company’s common stock extinguishing the debt.

(i) Tangiers financing:

During the nine month period ending September 30, 2013, Tangiers converted $55,966 of principal into 700,347,145 shares of the Company’s common stock.

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

(k) Asher $25,000, $22,500, $17,500 financings

As of September 30, 2013, we are in default on our Unsecured Convertible Debentures presently held by Asher Enterprises in the aggregate face amount of $90,000. The debenture accrues interest at 22% (the default rate) and is convertible at the option of the holder into shares of CoroWare, Inc. common stock. The default penalty increased the outstanding principal balance by 150%. During the nine months ended September 30, 2013 Asher converted $15,700 into 242,222,222 shares of the Company’s common stock.

(l) Westmount financing:

During the nine month period ending September 30, 2013, Westmount converted $3,263 of principal into 19,196,530 shares of the Company’s common stock.

(m) Magna financing:

During the nine month period ending September 30, 2013, Magna converted $10,000 of principal into 94,000,000 shares of the Company’s common stock extinguishing the debt.

(n) $13,000 Kellburgh financing

On May 14, 2013, CoroWare entered into a Convertible Note Agreement with an unrelated third party. The note calls for 10% interest through the maturity date of September 30, 2013.

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

(s) $42,000 AGS financing:

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

(t) $3,000 Blackridge financing:

On July 10, 2013, the Company entered into a $3,000 Convertible Note Agreement with an unrelated third party. The note calls for interest at 10% through the maturity date of January 2, 2014. Blackbridge converted $3,000 of principal into 85,714,285 shares of the Company’s common stock and extinguished the debt.

(u) Harvey financing:

On July 9, the company issued 172,500,000 shares of Common Stock to Harvey for a net decrease of principal of $15,000

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

At September 30, 2013 and 2012 the derivative liability balance associated with the convertible debenture financings was 22,362,392 and 77,655,809, respectively. During the nine months ended September 30, 2013 the Company recorded a gain on derivative valuation related to fair value adjustments of the derivative liability of 55,068,497. The Company estimated the fair value of the bifurcated derivative instruments using the Monte Carlo valuation model because this methodology provides for all of the assumptions necessary for fair value determination; including assumptions for credit risk, interest risk and conversion/redemption behavior. Significant assumptions underlying this methodology were: Effective Term (using the remaining term of the host instrument); Effective Volatility (492.09% - 527.94%); and Effective Risk Adjusted Yield (15.97% - 33.59%).

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2012	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2013	38,164	$2.97
Exercisable at September 30, 2013	38,164	$2.97

b)	Outstanding warrants:

The following table summarizes warrant activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2012	167	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Expired	(167)	-
Outstanding, September 30, 2013	-	$2.97
Exercisable at September 30, 2013	-	$2.97

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the nine month period ended September 30:

	2013		2012
	Shares	Value	Shares	Value
Stock issued for services	193,429,987	$37,878	468,000,000	$46,000
Legal services			400,000	8,000
	193,429,987	$37,878	400,000	$8,000

The following table summarizes other common stock issued during the nine month period ended September 30:

	2013		2012
	Shares	Value	Shares	Value
Satisfaction of payables			300,000	$6,000
Redemption of convertible debenture	3,997,058	260,642
Notes payable
			300,000	$6,000

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

At September 30, 2013 and December 31, 2012, there were cumulative undeclared dividends to Preferred Series B shareholders of $43,908 and $47,900, respectively, the obligation for which is contingent on declaration by the board of directors.

e)	Preferred Stock, Series E:

On March 9, 2013 the Board approved by unanimous written consent an amendment to the Corporation’s Certificate of Incorporation to designate the rights and preferences of Series E Preferred Stock.  There are 500,000 shares of Series E Preferred Stock authorized with a par value of $0.001.  Each share of Series E Preferred Stock has a stated value equal to $1.00 and shall be entitled to receive dividends at the rate of 5% per annum on the stated value before dividends are declared on any other outstanding shares of stock of the Company.  These preferred shares rank higher than the common shares and pari passu with all other classes of preferred stock.  Each outstanding share of Series E Preferred Stock shall be convertible into the number of shares of the Corporation’s common stock determined by dividing the Stated Value by the Conversion Price which is defined as $0.0001.  Mandatory conversion can be demanded by the Company prior to October 1, 2013.  The holders of the Series E Preferred Stock shall have no voting power.

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

Future non-cancelable minimum lease payments are as follows:

Years Ending December 31,
2013	40,836
2014	55,029
2015	33,117
$140,187

NOTE 8 – INVESTMENT IN JOINT VENTURE

On September 27, 2012, the Company partnered with a private investor to launch a joint venture – Aricon,LLC to develop and market mobile robot platforms, applications, and solutions for the construction industry.

The joint venture is currently comprised of CoroWare (51% ownership), who agreed to contribute 38,000,000 shares of restricted CoroWare common stock, (1) mobile robot for prototype development, $10,000 cash, and mobile robotics development expertise; and Lucas Snyder (49% ownership), a private investor who agreed to contribute $50,000 cash, construction industry expertise, and customer relationships. The Company received $28,494 from the private investor during the nine months ended September 30, 2013.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012:

During the three-month period ended September 30, 2013 (the "2013 Period") revenues were $274,821 compared to revenues of $224,136 during the three-month period ended September 30, 2012 (the "2012 Period").  Our revenues were higher compared to the previous year as customers renewed spending on software development services for IT consulting and software development projects as well as capital expenditures until later in the calendar year.

Cost of revenues was $188,755 for the 2013 Period compared to $179,098 for the 2012 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2013 revenues amounted to $86,066 (31% gross profit percentage) compared to $45,038 (20.1% gross profit percentage) for the 2012 Period.

General and administrative expense was $188,549 (69% of gross revenues) for the 2013 Period compared to $247,181 (110% of gross revenues) in the 2012 Period.  General and Administration expenses were reduced by 24% as the Company continued to reduce its executive compensation and public company expenses.
Operating expenses were $191,549 during the 2013 Period compared to $250,181 during the 2012 Period. Loss from operations was $105,483 during the 2013 Period compared to $205,143 in the 2012 Period. The decrease was primarily due to a decrease of General and Administration expenses which were reduced by 24% as the Company continued to reduce its executive compensation and public company expenses.

Total other expense was $2,608,329 during the 2013 Period compared to other expense of $6,294,769 in the 2012 Period.  Other income is comprised primarily of derivative revaluation gain and loss. Derivative valuation expense in the 2013 Period was $2,684,118 compared to derivative valuation expense of $6,228,894 in the 2012 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  Interest gain for the three month 2013 Period is $75,789 compared to expense of $157,303 for the three month 2012 Period.

Net loss for the 2013 Period was $2,709,430 compared to a net loss of $6,499,912 for the 2012 Period.

Basic weighted average shares outstanding were 4,283,881,899 during the 2013 Period compared 23,689,883 in the 2012 Period.  There is no fully diluted calculation for the 2013 Period or the 2012 Period as the effect would be anti-dilutive.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012:

During the nine-month period ended September 30, 2013 (the "2013 Period") revenues were $833,005compared to revenues of $910,655 during the nine-month period ended September 30, 2012 (the "2012 Period").  Our revenues were 8.53% lower compared to the previous year as customers delayed spending on software development services for IT consulting and software development projects as well as capital expenditures until later in the calendar year.

Cost of revenues was $ 565,575 for the 2013 Period compared to $595,459 for the 2012 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2013 revenues amounted to $ 267,430 (35% gross profit percentage) compared to $315,196 (34.6% gross profit percentage) for the 2012 Period.

Operating expenses were $ 754,724 during the 2013 Period compared to $ 775,375 during the 2012 Period.  General and Administration expenses were $ 750,662 in the 2013 Period compared to $ 766,375 for the 2012 Period.   Loss from operations was $ 494,694 during the 2013 Period compared to $ 460,179 in the 2012 Period.

Total other income was $55,083,411 during the 2013 Period compared to other expense of $ 7,037,511 in the 2012 Period.  Other income (expense) is comprised primarily of derivative income and amortization of debt discount and deferred finance costs.  Derivative revaluation gain in the 2013 Period was $ 55,068,497 compared to derivative revaluation loss of $ 6,568,388 in the 2012 Period.  Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.  Interest expense for the nine month 2013 Period is $ 332766 compared to $527,021 for the nine month 2012 Period.

Net income for the 2013 Period was $54,588,717 compared to a net loss of $ 7,497,690 for the 2012 Period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had current assets of $ 243,523, current liabilities of $ 32,144,623, negative working capital of ($31,901,100) and an accumulated deficit of $ 49,000,523.  For the nine months ending September 30, 2013, we had net cash flows used in operating activities of ($ 373,472 ), net cash flows used in investing activities of ($366), and net cash flows provided by financing activities of $ 371,084.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2012:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,498,986	$2,277,181	$221,805	$-	$-
Notes payable	252,082	252,082	-	-	-
Notes payable, related parties	197,069	197,069	-	-	-
Small Business Administration loan	980,450	980,450	-	-	-
Total	$3,928,587	$3,706,782	$221,805	$-	$-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

During the nine months ended September 30, 2013 the Company issued 4,048,748,227 shares of its common stock for an aggregate valued at $250,097 as described in Note 5 – Convertible Debt.

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

(c)
At September 30, 2013, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC. Yorkville currently holds $395,628 of the first tranche and $82,630 of the third tranche. The remainder of the first tranche was assigned to a third party (“Ratzker”) who amended the terms in March 2011 extending the maturity date to March 2013. During the second quarter of 2011, Ratzker assigned 50% of his note to another third party (“Redwood”). The second tranch was assigned to a third party who did not amend the terms. The note is still in default. The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum. The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of September 30, 2013, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000. The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of September 30, 2013, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000. The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(f)
As of September 30, 2013, we are in default on our Unsecured Convertible Debenture presently held by Barclay Lyons in the face amount of $10,750. The debenture accrued interest at 21% through the maturity date of July 28, 2011 with default interest at 35% thereafter. The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(g)
As of September 30, 2013, we are in default on our Unsecured Convertible Debenture presently held by Martin Harvey in the face amount of $67,042. The debenture accrued interest at 10% through the maturity date of May 2, 2011 with default interest at 15% thereafter. The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(h)
As of September 30, 2013, we are in default on our Unsecured Convertible Debenture presently held by Thomas Collins in the face amount of $39,170. The debenture accrues interest at 15% and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(i)
As of September 30, 2013, we are in default on two notes payable aggregating $100,000. The notes accrued interest at 8% through the maturity date of February 2003 with default interest at 15% thereafter. The notes are convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(j)
As of September 30, 2013, we are in default on our Unsecured Convertible Debentures presently held by Asher Enterprises in the aggregate face amount of $90,000. The debenture accrues interest at 22% (the default rate) and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

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

CoroWare, Inc.

	/s/	Lloyd T. Spencer
Dated: November 18, 2013	Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)