Form 10-Q/A
period 2013-09-30
CoroWare, Inc,
filed 2014-01-09
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A1

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

601 108th Avenue Northeast Suite 1900
Bellevue, WA 98044
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

Explanatory note
The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T

COROWARE, INC.
September 30, 2013 QUARTERLY REPORT ON FORM 10-Q

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

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$54,615,925	$(7,497,690)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) loss on derivative valuation	(55,068,497)	6,568,388
Loss on settlement of debt	-	13,172
Amortization of deferred financing costs	-	5,370
(Gain) loss on convertible debt redemptions	-	(71,070)
Stock issued for services	37,878	13,000
Depreciation and amortization	11,462	9,000
Amortization of debt discount	-	166,618
Changes in operating assets and liabilities:
Accounts receivable	(56,352)	(11,727)
Other current assets	23,795	1,002
Inventory	5,328	-
Accrued expenses-related parties	15,969	72,463
Accounts payable and accrued expenses	41,020	642,638

Net Cash Used in Operating Activities	(373,472)	(88,836)

INVESTING ACTIVITIES
Purchase of property and equipment	(366)	(1,371)

Net Cash Used in Investing Activities	(366)	(1,371)

FINANCING ACTIVITIES
Obligations collateralized by receivables	47,355	62,392
Proceeds from related party loans	-	-
Proceeds from convertible debentures	279,069	17,990
Proceeds from line of credit	1,959	(2,097)
Proceeds from non controlling interest	28,494	-
Proceeds from sale of preferred stock, Series E	-	10,000
Proceeds from notes payable	19,750	9,000
Repayment of notes payable	-	(1,500)
Repayment of related party loans	(5,543)	(3,172)

Net Cash Provided by Financing Activities	371,084	92,613

NET INCREASE (DECREASE) IN CASH	(2,754)	2,406
CASH AT BEGINNING OF PERIOD	2,754	522

CASH AT END OF PERIOD	$-	$2,928

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

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2012	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2013	38,164	$2.97
Exercisable at September 30, 2013	38,164	$2.97

b)	Outstanding warrants:

The following table summarizes warrant activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2012	167	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Expired	(167)	-
Outstanding, September 30, 2013	-	$2.97
Exercisable at September 30, 2013	-	$2.97

c)	Issuance of common stock:

The following table summarizes common stock issued for services during the nine month period ended September 30:

	2013		2012
	Shares	Value	Shares	Value
Stock issued for services	193,429,987	$37,878	14,258,949	$18,281
Legal services			400,000	$6,800
	193,429,987	$37,878	400,000	$8,000

The following table summarizes other common stock issued during the nine month period ended September 30:

	2013		2012
	Shares	Value	Shares	Value
Satisfaction of payables			300,000	$6,000
Redemption of convertible debenture	3,997,058	260,642
Notes payable
			300,000	$6,000

As a result of the issuances noted above, substantial dilution of existing stockholders’ interests has occurred.

d)	Dividends on preferred stock:

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
$128,982

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

CoroWare, Inc.

	/s/	Lloyd T. Spencer
Dated: January 8, 2014	Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)