Form 10-Q/A
period 2013-06-30
CoroWare, Inc,
filed 2014-03-31
CIK 1156784

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

601 108th Avenue NE, Suite 1900
Bellevue, WA 98004
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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of CoroWare, Inc. (the “Company”) on Form 10-Q, for the quarterly period ended June 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 19, 2013 (the “Original Filing Date”). The purpose of this Amendment is solely to correct certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits.

The following documents are included herein:

Exhibit No.	Document Description

31.1(1)	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoroWare, Inc.

	/s/	Lloyd T. Spencer
Dated: March 31, 2014	Lloyd T. Spencer, Chief Executive Officer and
Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

 3