Form 10-K
period 2013-12-31
CoroWare, Inc,
filed 2014-11-24
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

COROWARE, INC.
(EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

601 108th Avenue Northeast, Suite 1900
Bellevue, WA 98004

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

  (800) 641-2676
(ISSUER REGISTRANT TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $0.0001
(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and  will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of September 30, 2014, was $0.0001. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

Number of shares of common stock ($0.0001 par value) outstanding as of November 21, 2014: 8,414,279,084 shares.

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

Employees

As of December 31, 2013, we had eighteen (18) employees composed of one (1) full-time Officer and CEO, one (1) full-time Director of Sales, one (1) full-time Finance Administrator, two (2) full-time Business Unit Managers, eleven (11) full-time engineers, and two (2) part-time engineers.  Our employees are not represented by a union.  We consider relations with our employees to be positive and productive.

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

CoroWare Technologies comprises three separately managed lines of business:

●	CoroWare Business Solutions: IT and lab management; business intelligence; software architecture, design and development; content delivery; partner and program management.
●	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms.
●	Enhanced Collaboration Solution: Collaboration and conferencing products, solutions and subscription services.

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

Products and Solutions

In 2010, we announced two new products for the cloud service providers and enterprise customers:

●	CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems.
●
Billing Integration Framework™ for MetraTech and Vidyo, a software solution that integrates dynamic usage- and subscription-based billing from MetraTech Corp and high definition videoconferencing systems from Vidyo.

In early 2012, we announced CoroWare License Manager™, a software license management solution that offers Cloud Service Providers and on-premises software publishers the ability to remotely enable, monitor, and configure cloud-based applications using a centralized management server.

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

Software Development

CTI’s solutions development group has been instrumental in helping product development companies, including MetraTech, design, prototype, develop and test new products and solutions.  CoroWare’s consulting staff comprises a wide range of software architects with over 20 years’ experience, “user experience” application developers, web service software developers, database consultants, and project managers.

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

In 2010 and early 2012, we announced new features for the CoroBot Explorer II platform and support for Robot Operating System, which we believe will improve our sales into the research and education market segments.

In 2012, we reorganized our robotics division and moved the facility to Charlotte, North Carolina, to take better advantage of strategic partnerships with the University of North Carolina Charlotte.

In February 2013 we released the CoroBot Junior as a new lower cost research unmanned ground vehicle. In September 2013, we released the CoroBot Pro, a much more powerful unmanned ground vehicle. In November 2013, the High Capacity Robotic Arm was released, providing both a long reach and large payload.

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

Through our partnership with Vidyo (http://www.vidyo.com), we are deploying high definition video conferencing solutions, including collaboration room systems, and offering CoroCall TM Business Class HD Video Conferencing (http://www.corocall.com), an affordable high definition videoconferencing subscription service that is based on Vidyo’s technology.

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

In 2013, we solidified a presence in the area of tele-health with a focus on providing HIPAA compliant video conferencing, particularly for mental tele-health facilities.

CoroCall Product Line

In 2010, we announced our first enhanced collaboration product, CoroWare NameTag, a Windows-based application that lets desktop video conferencing users customize their webcam experience. We have had significant corporate adoption of NameTag.

In early 2012, we expanded our range of products when the Company announced the early adopter release of CoroCall Communications, an Internet telephony, conferencing, and communications system.  CoroCall Communications is a standalone appliance server with features that were previously available only to large enterprises at a much higher price, offering customers an integrated Internet telephony solution that includes phone communications, high definition (HD) audio and video conferencing, and advanced call management.  2102 and the beginning of 2013 have brought several enhancements and additions to our CoroCall service. Recording and streaming capabilities were added to the platform allowing users to record and or stream video conferences on the fly without administrative intervention or support. Additionally our service is now deployed in a secure manner utilizing HTTPS and AES encryption, insuring that our customers’ calls and data are secure from hackers and potential eavesdroppers of sensitive information. By providing these new capabilities and managing customized solutions with API management, we have developed customers in vertical markets to include Health care, Education and legal applications. Law firms are utilizing our platforms for remote depositions and more. Schools are conducting virtual field trips and extended care facilities are connecting patients with care providers via our CoroCall Videoconferencing platform.

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

Competitors in the collaboration market include:

●	Legacy videoconferencing vendors such as Polycom, Tandberg/Cisco and Lifesize/Logitech
●	Legacy videoconferencing service providers, such as AT&T, that deploy and support legacy equipment from Polycom, Tandberg/Cisco and Lifesize/Logitech
●	New entrants in affordable and modest quality videoconferencing services, such as oovoo and Nefsis
●	New entrants into cloud based bridging and multipoint services such as Blue Jeans, Vidtel and others
●	Upgrades to existing Data conferencing platforms to include multi party video within the collaboration tool. i.e. Go to Meeting, Webex.

Customers

All three divisions saw growth in their customer bases in 2013 as compared with 2012. CBS added additional contracts with existing customers and added additional large enterprise accounts as well. R&A engaged with a number of additional universities and research facilities. ECS added customers to its hosted solutions and additional resellers, as well as securing product and accessory sales to a number of customers.

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

Pursuant to the Joint Venture Agreement, on September 27, 2012, the Company contributed $10,000 cash and 38,000,000 shares of its common stock to ARiCON, LLC, at a price of $0.001 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act. The aggregate proceeds of the contribution into the formation of the joint venture were valued at $59,400.

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

Research and development expenses from continuing operations for the years ended December 31, 2013 and 2012 were $23,415 and $58,948, respectively.

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

CoroBot Junior:

Our CoroBot Junior mobile robot is an affordable smart UGV that includes a water resistant chassis with an integrated PC-class CPU, on-board infrared sensors, an HD 1080p camera, and a wireless controller for teleoperation. The CoroBot Junior is available with two chassis options: 3 wheeled (2 drive motor) chassis and 4 wheel (4 drive motor) chassis.

CoroBot Pro:

Our CoroBot Pro mobile robot is the most powerful member of the CoroBot family of smart unmanned ground vehicles (Smart UGV) and robotics development platforms for researchers and educators.  The CoroBot Pro expands CoroWare’s affordable and flexible robotics product line by offering a more powerful Intel i7 processor and supporting a wider range of sensor options, including the Point Grey Bumblebee® stereo vision camera, Microsoft Kinect sensor, and a wide variety of high definition webcams.

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

ITEM 2.  PROPERTIES

Corporate Headquarters

On August 1, 2011, the Company entered into a lease agreement on corporate offices located at 1410 Market Street, Kirkland, WA which terminated on December 23, 2013. Under this lease, the Company was obligated to pay an average monthly rent of $4,088 in 2012 and $4,233 in 2013. Since the termination of this lease, the Company is entered into a monthly lease agreement at a cost of $1,038.

Our corporate headquarters is located at 601 108th Avenue Northeast, Suite 1900, Bellevue, WA 98004.

Robotics Division

On January 1, 2013, the Company entered into a lease agreement on corporate offices located at 8701 Mallard Creed Rd., Charlotte, NC which terminated on December 31, 2013. Under this lease, the Company was obligated to pay monthly rent of $2,000 in 2013. As of August 14, 2013, the Company terminated this lease with no further obligations in order to sign a new lease at 1064 Van Buren Avenue, Indian Trail, NC. This lease continues through August 31, 2014 at a monthly cost of $1,247 per month. The Company signed a new lease as of April 1, 2014 through March 31, 2016 at an average monthly cost of $1,300 in 2014, $1,317 in 2015 and $1,350 in 2016.

ITEM 3.  LEGAL PROCEEDINGS

CoroWare is not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prices of Common Stock

Beginning in February 2002, CoroWare’s common stock was eligible for listing in the OTC Bulletin Board.  Our trading symbol was “SRMW” until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003 when our symbol became “HYTT”.  In November 2006, our name was changed to Innova Robotics & Automation, Inc. and the trading symbol was changed to INRA. In April 2008, we became CoroWare, Inc. and our trading symbol was changed to CROE.  In April 2009, in conjunction with a 1-for-300 reverse stock split, our trading symbol was changed to COWI. In January 2012, we revised the par value of our Common Stock from $0.001 to $0.0001. In July 2012, we effected a reverse split of 1-for-200. In January 2014, we effected a reverse split of 1-for-200.

Our common stock is quoted on the OTCQB exchange under the symbol, “COWI”.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended December 31, 2013 and December 31, 2012.

COMMON STOCK

Year Ended December 31, 2013	High	Low
First Quarter	$0.84	$0.02
Second Quarter	$0.04	$0.02
Third Quarter*	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

Year Ended December 31, 2012	High	Low
First Quarter	$8.00	$4.00
Second Quarter	$4.00	$4.00
Third Quarter*	$4.00	$0.20
Fourth Quarter	$0.60	$0.04

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of January 29, 2014, there were approximately 230 record holders of the Company's common stock. This reflects a reverse 200 for 1 reverse split of the stock on July 6, 2012 and on January 6, 2014.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2013 and 2012 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5 percent dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2013 and 2012, there were cumulative undeclared dividends to Preferred Series B shareholders of $71,852 and $63,868, respectively, the obligation for which is contingent on declaration by the board of directors.  At December 31, 2013 and 2012, there were accrued unpaid dividends of $15,969 and $15,969, respectively.  These balance have been recorded as part of accounts payable and accrued expenses.

Securities Authorized for Issuance under Equity Compensation Plans

The following tables set forth the information as of December 31, 2013 with respect to compensation plans under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2013
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

Stock Plans

As of December 31, 2013, CoroWare had four stock compensation plans which provided for the issuance of 505,503,333 shares to employees of CoroWare or our subsidiaries as follows:

Plan Description	Authorized Shares	Remaining Shares
2006 Employee Compensation Plan	3,333	-
2008 Incentive Stock Plan	200,000,000	-
2009 Incentive Stock Plan	500,000	-
2010 Incentive Stock Plan (333-165768)	5,000,000	-
2012 Incentive Stock Plan (333-171325)	200,000,000	-
2012 Incentive Stock Plan (333-183512)	50,000,000	-
2013 Incentive Stock Plan (333-186247)	50,000,000	1
Total	505,503,333	1

Stock Options

As of December 31, 2013, we had one active Stock Option Plan known as the 2005 Stock Option Plan. The Plan was approved by our stockholders on November 3, 2006 and authorized the issuance of 66,667 shares of common stock. The Board of Directors on December 31, 2007 cancelled options for 26,367 shares previously granted to current employees prior to that date which were exercisable at various prices and issued 26,367 options to these employees at the closing price as of December  31, 2007 or $3.00.  The number of options issued and outstanding under the 2005 plan on December 31, 2013 is 34,831.

In addition to the options issued under the 2005 Stock Option Plan, 26,560 options were issued outside of the Plan. For services rendered, 443 options were issued at a purchase price of $51 per share, 3,833 options were issued at $39 per share, 4,040 options were issued at $15 per share 14,909 options were issued at $33 per share and 3,333 options were issued at $1.86 per share.   The only non-plan options that remain outstanding are the 3,333 options that were issued at $1.86 per share.

The following table summarizes stock option activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2012	38,164	$2.97
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2013	38,164	$2.97
Exercisable at December 31, 2013	38,164	$2.97

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed by us in 2013 and any Current Reports on Form 8-K filed by us.

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

Our ECS revenue is comprised of both services and products.  ECS subscription service revenues are generated through the sale of CoroCall™, a managed video conferencing service and CoroCall Communications, a managed telephone service.  Our contracts provide for usage pricing or when paid for pre-paid service.  We recognize this revenue in the period that the services or minutes are used and prepaid.  Product revenues are realized partly through the sale of Vidyo’s product line, including room systems and back-end infrastructure, partly through the sale of CoroWare collaboration products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems, and partly through the sales of related accessories.  Revenues for these products are recognized upon delivery to the customer.

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

There were no options issued during the years ending December 31, 2013 and 2012.

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

PLAN OF OPERATION

CoroWare is well positioned for managed growth in Fiscal Year 2014 through continued growth of our CoroWare Business Solutions and Robotics & Automation business units, and rapid growth of our Enterprise Collaboration Solutions business unit.

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

The Enterprise Collaboration Solutions (ECS) business unit plans to rapidly grow its revenues by selling a combination of services and products.  Collaboration service revenues are generated through the sale of CoroCall™, a managed business class HD video conferencing service that small, medium and large sized businesses –particularly those in the area of tele-health – are considering as an alternative to purchasing and operating videoconferencing equipment and infrastructure.  Product revenues are being realized partly through the sale of Vidyo’s product line – including room systems and back-end infrastructure – partly through the sale of CoroWare collaboration products, partly through the sales of related accessories, and partly through the sales of VidyoCast products and services.

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

Recent Financing Transactions

As of December 31, 2013 and 2012 the Company had an aggregate total of $515,082 and $504,832, respectively, in notes payable.  These notes bear interest at rates ranging from five percent per annum to 21 percent per annum.  As of December 31, 2013 all notes payable were in default.  Accrued interest on notes payable totaled $617,509 and $532,050 at December 31, 2013 and 2012, respectively.

Notes Payable

(a)  Notes payable - Merger:

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005.  None of these warrants were exercised prior to their expiration.  During the fourth quarter of 2010, one of these notes with an outstanding balance of $75,000 was sold to a third party by the original investor.  The terms of the note were changed such that the note became a convertible debenture [see the $75,000 Collins financing in Note 12(f)].  During 2011, two additional merger notes with an aggregate total of $55,000 were sold to third parties by the original investors and simultaneously converted to convertible debentures [see the $25,000 Tangiers financing in Note 12(p) and the $65,000 Panache financing in Note 12(i)].

(b) Notes payable - Shareholders:

During September through December 2005, the Company entered into short-term debt obligations with shareholders of the Company totaling $257,000. These notes bore interest at rates ranging from 5 to 10 percent per annum and were due between ninety (90) and one hundred twenty (120) days. During the fourth quarter of 2010, the remaining $40,000 of these notes was sold to a third party by the original investor.  That third party subsequently converted those notes along with the accrued interest of $7,509 into 15,560,455 shares of common stock of the Company.

Additionally, during 2011 and 2010, the Company entered into various unsecured notes with shareholders with aggregate totals of $5,000 and $45,000, respectively.  The notes bear interest at 18% and matured at various dates through June 2011.  Repayments of $14,699 and $106,218 ($60,000 in stock) were made during 2011 and 2010, respectively.  During 2011, $74,200 of these notes were sold to third parties and simultaneously re-stated as convertible debentures.  See Notes 12(b) and 12(e).

(c)  Notes payable – Yorkville:

During August 2008, the Company entered into two (2) short-term notes with Yorkville that bear interest at 18% and matured in December 2008. This transaction was recorded as an inducement expense of $3,750 during the year ended December 31, 2008. These instruments are in default.

(d) Other notes payable

Other notes payable consist of two notes to third parties.  The note bear interest at rates ranging from 0.8 percent to 21 percent and matured through December 31, 2011.  Both of these notes are in default.

Convertible Notes Payable

(a)  AGS Capital Group, LLC:

On February 25, 2013 the Company borrowed $131,377 from AGS Capital Group, LLC (“AGS”).  On April 1, 2013 the Company borrowed an additional $42,000.  The notes accrued interest at a rate of 14 percent per annum and became due on February 25, 2014.  During the year ended December 31, 2013 the Company made cash payments on the note totaling $2,916.  Additionally, AGS converted $12,774 in note principal into 1,159,626,042 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 35 percent discount to the lowest closing price during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $15,877 and $-0- at December 31, 2013 and 2012, respectively.

(b)  Asher Enterprises, Inc.:

On February 1, 2011 the Company borrowed $27,500 from Asher Enterprises, Inc. (“Asher”).  On August 2, 2012, the Company borrowed an additional $20,000.  On August 9, 2012 the Company borrowed an additional $17,500.  On October 10, 2012 the Company borrowed an additional $25,000.  On January 15, 2013 the Company borrowed an additional $22,500.  The notes accrue interest at rates ranging from eight percent to ten percent per annum.  At December 31, 2013 each of the notes was past due.  During the year ended December 31, 2012 Asher converted $26,725 in note principal into 101,372,149 shares of the Company’s common stock.  During the year ended December 31, 2013 Asher converted $18,000 in note principal and $1,100 in accrued interest into 242,222,222 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company recognized $37,020 in penalties relating to unpaid principal past maturity dates.   Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 51 percent discount to the average of the three lowest closing price during the 10-day trading period prior to conversion.  Accrued interest on the notes totaled $16,974 and $6,026 at December 31, 2013 and 2012, respectively.

(c)  Barclay Lyons, LLC:

On January 28, 2011 the Company borrowed $10,750 from Barclay Lyons, LLC (“Barclay”).  The note accrues interest at a rate of eight percent per annum and is due on demand.  Pursuant to the terms of the note the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50 percent discount to the lesser of the closing price on the day prior to conversion and the volume-weighted-average closing price of the five day trading period prior to conversion.  Accrued interest on the note totaled $9,724 and $7,479 at December 31, 2013 and 2012, respectively.

(d)  Blackbridge Capital, LLC:

On July 10, 2013 the Company borrowed $3,000 from Blackbridge Capital, LLC (“Blackbridge”).  During the year ended December 31, 2013 Blackbridge purchased a $67,042 convertible note for which the Company is the borrower.  The notes accrue interest at a rate of ten percent per annum.  During the year ended December 31, 2013 Blackbridge converted $18,000 in note principal into 258,214,285 shares of the Company’s common stock.  The remaining unpaid principal is past due.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a price equal to the average closing price during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $27,108 and $17,868 at December 31, 2013 and 2012, respectively.

(e)  Cariou, Raphael:

On April 4, 2011 the Company borrowed $89,383 from Raphael Cariou (“Cariou”).  On August 3, 2012 the Company borrowed an additional $7,000 and made payments on the note totaling $28,239.  During the year ended During the year ended December 31, 2013 the Company made payments of $30,000 against note principal.  The notes accrue interest at a rate of ten percent per annum.  As of December 31, 2013 the unpaid principal is past due.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a price equal to the average closing price during the five-day trading period prior to conversion, multiplied by 115 percent.  Accrued interest on the notes totaled $23,375 and $21,216 at December 31, 2013 and 2012, respectively.

(f)  Collins, Thomas:

On December 6, 2010 the Company borrowed $84,168 from Thomas Collins (“Collins”).  The Company made payments on the note totaling $44,998.  The note accrues interest at a rate of eight percent per annum and is due on demand.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 70 percent discount to the average of the three lowest closing price during the ten-day trading period prior to conversion.  Accrued interest on the notes totaled $18,389 and $12,545 at December 31, 2013 and 2012, respectively.

(g)  Kellburgh, Ltd.:

On February 21, 2012 the Company borrowed $13,000 from Kellburgh, Ltd (“Kellburgh”).  The note accrues interest at a rate of ten percent per annum and became due on March 22, 2012.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 15 percent discount to the average of the three lowest closing price during the five-day trading period prior to conversion.  Accrued interest on the notes totaled $1,289 and $-0- at December 31, 2013 and 2012, respectively.

(h)  Magna Group, LLC:

On August 20, 2012 the Company borrowed $10,000 from Magna Group, LLC (“Magna”).  During the year ended December 31, 2013 the Company converted the entire principal balance into 94,000,000 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance was convertible at the option of the note holder into shares of the Company’s common stock at a 60 percent discount to the lowest closing price during the three-day trading period prior to conversion.  As of December 31, 2013 the note had been satisfied in full.

(i)  Panache Capital, LLC:

On June 2, 2011 the Company borrowed $65,000 from Panache Capital, LLC (“Panache”).  On June 29, 2011 the Company borrowed an additional $15,000.  The notes accrue interest at a rate of eight percent per annum and became due in June, 2012.  During the year ended December 31, 2012 the Company converted $16,719 of the principal into 28,275,000 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $22,197 of the principal into 298,600,000 shares of the Company’s common stock. Pursuant to the terms of the notes the principal balance was convertible at the option of the note holder into shares of the Company’s common stock at a 15 percent discount to the average of the three lowest closing prices during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $14,532 and $10,367, respectively.

(j)  Premier I.T. Solutions Corp.:

On October 5, 2011 the Company borrowed $21,962 from Premier I.T. Solutions Corp. (“Premier”).  The note accrues interest at a rate of 10 percent per annum and became due on March 5, 2012.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at the average of the closing prices during the five-day trading period prior to conversion, multiplied by 115 percent.  Accrued interest on the notes totaled $6,958 and $3,555, respectively.

(k)  Ratzker, David:

On July 20, 2009 the Company borrowed $568,263 from David Ratzker (“Ratzker”).  The note accrues interest at a rate of 14 percent per annum and became due on December 31, 2010.  During the year ended December 31, 2012 the Company made payments on the note totaling $128,224 and converted $3,900 of the principal balance into 60,000,000 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company made payments on the note totaling $112,823 and converted $17,550 of accrued interest into 220,000,000 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at the lowest volume-weighted-average closing price during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $124,554 and $125,021, respectively.

(l)  Redwood Management, LLC:

On March 21, 2011 the Company borrowed $284,132 from Redwood Management, LLC (“Redwood”).  The note accrues interest at a rate of 14 percent per annum and became due on March 18, 2013.  During the year ended December 31, 2012 the Company converted $44,935 of the principal balance into 608,596,847 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $35,250 of note principal into 279,048,581 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 35 percent discount to the lowest volume-weighted-average closing price during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $12,855 and $9,947, respectively.

(m)  Ridgepoint Capital:

On August 30, 2012 the Company borrowed $54,060 from Ridgepoint Capital (“Ridgepoint”).  The notes accrue interest at rates of 20 percent per annum and become due on June 7, 2014.  On June 7, 2013 the Company borrowed an additional $36,250.  This note accrues interest at a rate of ten percent per annum and became due on March 24, 2013.  During the year ended December 31, 2012 the Company converted $4,970 of the principal balance 25,000,000 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $21,625 of note principal into 425,000,000 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 65 percent discount to the average of the two lowest closing prices during the five-day trading period prior to conversion.  Accrued interest on the notes totaled $8,032 and $1,639, respectively.

(n)  Sobeck, Michael:

On October 9, 2012 the Company borrowed $35,000 from Michael Sobeck (“Sobeck”).  The note accrues interest at a rate of $500 per week and becomes due on November 30, 2012.  During the year ended December 31, 2012 the Company made cash payments totaling $6,500 against note principal.  During the year ended December 31, 2013 the Company converted $13,962 of note principal into 279,248,800 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50 percent discount to the lowest closing price during the ten-day trading period prior to conversion.  Accrued interest on the notes totaled $28,000 and $2,000, respectively.

(o)  Tangiers Investment Group, LLC:

On March 9, 2013 the Company borrowed $17,000 from Tangiers Investment Group, LLC (“Tangiers Investments”).  On March 11, 2013 the Company borrowed an additional $12,373.  On April 19, 2013 the Company borrowed an additional $14,000.  On May 1, 2013 the Company borrowed an additional $24,893 and on May 17, 2013 borrowed an additional $20,000.  The notes accrue interest at a rate of ten percent per annum and becomes due one year from the note date.  During the year ended December 31, 2013 the Company converted $25,375 of note principal into 510,234,000 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50 percent discount to the lowest closing price during the ten-day trading period prior to conversion.  Accrued interest on the notes totaled $4,442 and $-0- as of December 31, 2013 and 2012, respectively.

(p)  Tangiers Investors, LP:

On May 16, 2011 the Company borrowed $10,000 from Tangiers Investors, LP (“Tangiers Investors”).  On June 10, 2011 the Company borrowed an additional $15,000.  On March 7, 2012 the Company borrowed an additional $16,915.  On March 8, 2012 the Company borrowed an additional $21,000.  The notes accrue interest at rates from seven to ten percent per annum and became due one year from the note date.  At December 31, 2013 each of the notes was overdue.  During the year ended December 31, 2012 the Company converted $38,246 of note principal and $1,748 of accrued interest into 23,609,250 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $24,669 of note principal and $2,045 of accrued interest into 198,041,345 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50 percent discount to the lowest closing price during the ten-day trading period prior to conversion.  At December 31, 2013 each of the notes, including accrued interest, had been satisfied in full.

(q)  Westmount International Holdings:

On January 12, 2010 the Company borrowed $884,710 from Westmount International Holdings (“Westmount”).  The note accrues interest at a rate of 14 percent per annum and is due on demand.  During the year ended December 31, 2013 the Company converted $3,263 of note principal into 19,196,530 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 15 percent discount to the lower of $0.02 per share and the lowest volume-weighted-average closing price during the 30-day trading period prior to conversion.  Accrued interest on the notes totaled $541,236 and $469,275 as of December 31, 2013 and 2012, respectively.

(r)  Y.A. Global Investments, LP:

On December 7, 2006 the Company borrowed $1,000,000 from Y.A. Global Investments, LP (“Y.A. Global”). On November 2, 2007 the Company borrowed an additional $600,000.  Both of these notes became due in 2009. On March 7, 2013 the Company borrowed an additional $25,000, becoming due on March 7, 2014.  The notes accrue interest at a rate of 14 percent per annum.  During the year ended December 31, 2012 the Company converted $6,715 of note principal into 79,000,000 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $31,110 of note principal into 304,037,255 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 20 percent discount to the lowest volume-weighted-average closing price during the 30-day trading period prior to conversion.  Accrued interest on the notes totaled $1,073,806 and $962,533 as of December 31, 2013 and 2012, respectively.

(s)  Zoom Marketing Corporation:

On August 23, 2013 the Company borrowed $140,000 from Zoom Marketing Corporation (“Zoom”).  The note accrues interest at a rate of five percent per annum and became due on January 23, 2014.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 15 percent discount to the lowest closing price during the ten-day trading period prior to conversion.  Accrued interest on the notes totaled $2,436 and $-0- as of December 31, 2013 and 2012, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012:

During the year ended December 31, 2013 (the "2013 Period") revenues were $1,067,229 compared to revenues of $1,276,022 during the year ended December 31, 2012 (the "2012 Period”).  Revenues in the 2013 period were lower compared to the 2012 period as the Company reorganized its business management and sales teams in order to grow sales in the following fiscal year.

Cost of goods sold was $761,413 and $851,385 for the 2013 Period and the 2012 Period, respectively.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.  The increased cost of goods sold was principally due to product returns in the 4th quarter of the 2013 Period.  The Company began to reorganize its product development and business management teams at the end of the 2013 Period in order to improve sales and product quality in the following fiscal year

Gross Profits decreased to $305,816 during the 2013 Period compared to $424,637 during the 2012 Period. Gross profits decreased during the 2013 Period as a result of Gross revenues declining. The Gross profit percentage in the 2013 Period was 29% compared to 33% in the 2012 period.

Operating expenses were $1,678,207 for the 2013 period compared to $788,355 for the 2012 period. General and administrative expenses amounted to $1,439,421 during the 2013 Period compared to $425,446 for the 2012 period, and represented mostly labor and related compensation costs, legal and professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $212,371 for the 2013 period compared to $291,961 for the 2012 period. Research and developments costs totaled $23,415 for the 2013 period compared to $58,948 during the 2012 period. Depreciation and amortization costs were $3,000 for the 2013 period compared to $12,000 for the 2012 period.

Loss from operations was $1,372,391 for the 2013 period compared to $363,718 for the 2012 period. Loss from operations was lower in the 2013 Period due primarily to a significant decrease in general and administrative expenses and, a modest decrease in sales revenues throughout the 2013 period.

Other income (expense) was $923,580 during the 2013 period compared to other expense of $3,647,270 in the 2012 period. Other income (expense) is comprised primarily of gain/loss on derivative and amortization of debt discount and deferred finance costs. The gain on derivative for the 2013 period was $4,985,720 compared to a loss of $2,597,552 for the 2012 period. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. Interest expense for the 2013 period was $5,909,300 compared to $1,068,507 for the 2012 period. The Company also recognized a $71,069 gain on extinguishment of debt during the 2012 period. The increase in interest expense is principally a result of an increase in the amount of debt discount that was amortized and derivative valuations in excess of debt discount amounts. The debt discount is being amortized using the effective interest method. Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2013 period was $2,323,226 compared to net loss of $3,980,286 for the 2012 period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2013 (the "2013 period") we used $434,618 net cash from operating activities compared to $57,191 for the year ended December 31, 2012 (the "2012 period").

During the year ended December 31, 2013 (the "2013 period") we used $367 net cash from investing activities compared to $3,121 for the year ended December 31, 2012 (the "2012 period") for purchases of property and equipment.

In the 2013 period, the Company generated $432,231 in cash from financing activities.  This primarily reflects borrowings on convertible debentures.  The Company's financing activities generated $62,544 of cash during the 2012 period.

At December 31, 2013, we had current assets of $24,710, current liabilities of $14,434,511, negative working capital of $14,409,801 and an accumulated deficit of $41,373,974. At December 31, 2012, we had current assets of $129,766, current liabilities of $13,947,222, negative working capital of $13,817,456 and an accumulated deficit of $39,050,748.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2013:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years

Convertible debt	$2,452,430	$2,452,430	$-		$-		$-
Notes payable	515,082	515,082	-		-		-
Notes payable, related parties	218,275	218,275	-		-		-
Small Business Administration loan	980,450	980,450	-		-		-
	$3,896,029	$3,896,029	$-	$		$

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A-(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.)  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by an entity’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the entity’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based upon this assessment, as of December 31, 2013 the Company’s management concluded that there are material weaknesses affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and Commission rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2013 who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

Attestation Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited resources available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

The implementation of these and other initiatives will be largely contingent on our ability to expand our board of directors and create audit and compensation committees. As we build an independent board-majority, comprised of a number of financial professionals, we anticipate the planning and implementation of internal controls to be expedited and improved.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, principal executive officers and significant employees as of December 31, 2013 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	57	Chief Executive Officer, Interim Chief Financial Officer, Director, Treasurer, Secretary

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

On February 14, 2014, Ms. Shanna Gerrard resigned as Corporate Secretary of CoroWare, Inc. (the “Company”), effective immediately. There was no disagreement between the Company and Ms. Gerrard which led to her resignation.

On February 14, 2014, Mr. Lloyd Spencer,,Chairman of the Board of Directors, was appointed as Interim Corporate Secretary. Mr. Spencer continues to serve as President and Chief Executive Officer.

Our director will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) of the Securities and Exchange Act of 1934

Section 16 (a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filings of Form 3 (Initial Statement of Beneficial Ownership of Securities), and 4 (Statement of Changes of Beneficial Ownership of Securities) filings of Lloyd Spencer and Shanna Gerrard.

CODE OF ETHICS DISCLOSURE COMPLIANCE

CoroWare has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The Code of Ethics was revised and updated in 2007 and approved by the board on December 6, 2007. The Code of Ethics is in the investor section of our website at www.coroware.com .

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by CoroWare for years ended December 31, 2013 and 2012 to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2013 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All other Compensation	Totals
Lloyd Spencer (1)	2013	34,858	$-	$-	$-	$-	$-	$-	$34,858
	2012	$26,639							$26,639
David Hyams (2)	2013	$49,883		$3,417					$53,300
	2012	$62,374		$11,879					$74,253

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

(2)
David Hyams is Chief Technology Officer with a salary of $150,000. On May 16, 2006, Mr. Hyams entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Hyams was granted 1,667 options to purchase restricted shares of CoroWare common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of CoroWare common stock.  On September 12, 2007, Mr. Hyams was granted options to purchase restricted shares of the CoroWare common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of December 31, 2010, all 5,000 of these options have vested. In 2012, Mr. Hyams agreed to a modification of his employment contract which changed his salary to an hourly rate resulting in gross income of $126,000 per year of which a portion is paid in cash as noted in the table above and a portion is deferred.

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

Except as described above no other equity awards were made in 2013and 2012 to any of the Executive Officers.

Outstanding Equity Awards at Year End

The following table sets forth information for the named executive officers regarding the number of options and stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

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

Director's Compensation

CoroWare, Inc. has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  For 2012 and 2012 services, each director was awarded 4,500,000 restricted shares of our common stock.  In addition, the chairman was awarded 2,250,000 shares.  Neither director has received his shares for 2012, nor for 2012 services.  A liability has been established for $9,374 for the remaining board fees that have yet to be paid.

The directors received the following common stock issuances for their service in 2013 and 2012:

Director	Restricted Common Stock Issued in 2013 for services	Value	Restricted Common Stock Issued in 2012 for services	Value

Martin Nielson	-	$-	-	$-
John Kroon	-	-	-	-
Total	-	$-	-	$-

Employment Agreements with Executive Officers

Currently there is an employment agreement with Lloyd Spencer, CEO and interim CFO of CoroWare, Inc., and President and CEO of CoroWare Technologies, Inc.  We entered into a five year employment agreement with Mr. Spencer on May 16, 2006.  Under the terms of this agreement, Mr. Spencer is to serve as the President of CoroWare and to provide services as needed.  His salary is $150,000 per annum.  During 2012, Mr. Spencer reduced his annual salary to $59,541, of which $40,000 was deferred. During 2012, an additional $17,650 was deferred. An annual bonus may be awarded at the discretion of the board of directors.  At the inception of the agreement, Mr. Spencer was awarded 16,667 stock options to purchase CoroWare, Inc. common stock at $5.40 per share.  These options vest annually over three years and terminate on the tenth anniversary of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 21, 2014 by each person or entity known by us to be the beneficial owner of more than 5% of any class of our voting securities, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 13,149,707,329 shares of common stock outstanding and 100,000 shares of Series D Convertible Preferred Stock outstanding as of August 21, 2014. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from April 11, 2013 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficial Ownership	Percent of Class
Lloyd Spencer
18529 NE 184 th Street	60,606,335	< 1%
Woodinville, WA 98072
Directors and Officers as a Group (1 person)	60,606,335	< 1%

Name of Series D Stockholder	Number of Shares of Common Stock Held	Number of Shares of Series D Preferred held(1)	Number of Votes held by such Series D Stockholder	Number of Votes	Percentage of the Voting Equity
Lloyd Spencer	60,606,335	60,000	x 100,000	6,060,606,335	46.0%
Shanna Gerrard	25	20,000	x 100,000	2,000,000,025	15.0%
Jared Robert	86,501	20,000	x 100,000	2,000,086,501	15.0%

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

We also entered into short-term debt obligations other than in the ordinary course of business.  The following table sets forth the pertinent information relating to the obligations:

Lender	Interest Rate	Original Amount of Loan	Outstanding Balance at December 31, 2013	Date of Loan	Due Date
Rick Wynns	5%	$27,500	$-	Jul 22, 2005	Dec 31, 2007
Rick Wynns	21%	$25,000	$25,000	Jul 27, 2010	Jan 23, 2012
Amy Spencer	18%	$50,000	$50,000	Jul 3, 2008	Dec 20, 2008

Raphael Cariou	18%	$87,900	$-	Jul 3–Dec 19, 2008	Various dates thru April, 2012
John Kroon	18%	$10,000	$10,000	Mar 17, 2010	Sep 13, 2010
Lloyd Spencer	18%	$223,629	$123,275	Feb 2 – Aug 14, 2009	Various dates thru Mar 16, 2010

On July 22, 2005 CoroWare borrowed $30,000 from a beneficial shareholder and then-director, Rick Wynns, and entered into a short term note requiring interest at the annual rate of 5%, maturing in six months, and principal and accrued interest are convertible into CoroWare common stock at $0.15 per share. A payment of $2,500 was made during the 4th quarter of 2006.  The due date of the note was extended to December 31, 2008.  To date there have been no conversions.  In addition in October 2005 we entered into a second short-term obligation with Mr. Wynns for $30,000.  The note bears interest at 10% and matured in April 2006.  A $20,000 principal payment was made on this note in May 2006.  The due date of the note was extended to December 31, 2007.   In October 2005, we entered into a third short-term obligation with Mr. Wynns for $30,000.  This note bears interest at 10% and also matured in April 2006.  This note was also extended through December 31, 2007.  During the 4 th quarter of 2010, Mr. Wynns sold $40,000 of these notes to an outside third party and then made an additional loan to the Company of $25,000 bearing interest at 21% and maturing January 23, 2012.  That note is currently in default.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by Sadler, Gibb & Associates, LLC for the audit of the Registrant's annual consolidated financial statements and review of the interim financial information included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2013 and 2012, were $50,500 and $-0-, respectively.

The aggregate fees billed for professional services rendered by Lake & Associates CPAs LLC for the audit of the Registrant's annual consolidated financial statements and review of the interim financial information included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2013 and 2012, were $4,000 and $50,700, respectively.

(2) Tax Fees

The aggregate fees billed for professional services rendered for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2013 and 2012 were $-0- and $-0-, respectively.

(3) All Other Fees

No other fees were paid to Lake & Associates CPAs LLC or Sadler, Gibb & Associates for fiscal years 2013 and 2012.

(4) Audit Committee Policies and Procedures

The Registrant does have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Lake & Associates for fiscal years 2013 and 2012.

(5) Audit Work Attributed to Persons Other Lake & Associates CPAs LLC and Sadler, Gibb & Associates, LLC

Not applicable.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.1.1	Amendment to Articles of Incorporation as of January 3, 2012

3.2	Bylaws (2)

4.1	Certificate of Designation of Series D Convertible Preferred Stock dated November 10, 2012 ( )

4.2	Certificate of Designation of Series E Convertible Preferred Stock dated March 9, 2012 ( )

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between CoroWare Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., CoroWare Technologies Inc. and CoroWare, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25 t , 2007 (22)

10.46	Secured Convertible Debenture, dated October 25 th , 2007 (22)

10.47	Redemption Warrant, dated October 25 th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25 th , 2007 (22)

10.49	Security Agreement, dated October 25 th , 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25 th , 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20 th , 2008 (23)

10.57	Secured Convertible Debenture, dated March 20 th , 2008 (23)

10.58	Warrant, dated March 20 th , 2008 (23)

10.59	Registration Rights Agreement, dated March 20 th , 2008 (23)

10.60	Security Agreement, dated November 2 nd , 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29 th , 2007 (23)

10.62	Amendment Agreement, dated March 20 th , 2008 (23)

10.63	Amendment to Articles of Incorporation dated April 23, 2008

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

10.67	Joint Venture Agreement

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

* Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)	Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)	Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)	Incorporated by reference to the Form 10-Q filed on May 20, 2008.

(27)	Incorporated by reference to the Form S-8 filed on May 29, 2008.

(28)	Incorporated by reference to the Form S-8 filed on July 30, 2008.

(29)	Incorporated by reference to the Form 10-Q filed on August 19, 2008.

(30)	Incorporated by reference to the Form 8-K filed on November 19, 2008.

(31)	Incorporated by reference to the Form 10-Q filed on November 19, 2008.

(32)	Incorporated by reference to the Form 8-K filed on March 18, 2009.

(33)	Incorporated by reference to the Form 8-K filed on April 7, 2009.

(34)	Incorporated by reference to the Form 5 filed on May 12, 2009.

(35)	Incorporated by reference to the Form 10-K filed on May 18, 2009.

(36)	Incorporated by reference to the Form 10Q filed on May 20, 2009.

(37)	Incorporated by reference to the Form 8-K filed on August 7, 2009.

(38)	Incorporated by reference to the Form 10Q filed on August 19, 2009.

(39)	Incorporated by reference to the Form 8-K filed on August 28, 2009.

(40)	Incorporated by reference to the Form 8-K filed on October 22, 2009.

(41)	Incorporated by reference to the Form 10Q filed on November 23, 2009.

(42)	Incorporated by reference to the Form S-8 filed on December 16, 2009.

(43)	Incorporated by reference to the Form 8-K filed on January 10, 2010.

(44)	Incorporated by reference to the Form S-8 filed on March 29, 2010.

(45)	Incorporated by reference to the Form 10K filed on May 12, 2010.

(46)	Incorporated by reference to the Form 10Q filed on May 24, 2010.

(47)	Incorporated by reference to the Form 10Q filed on August 23, 2010.

(48)	Incorporated by reference to the Form 8K filed on September 17, 2010.

(49)	Incorporated by reference to the Form 10Q filed on November 22, 2010.

(50)	Incorporated by reference to the Form SC 13G filed on December 2, 2010.

(51)	Incorporated by reference to the Form S-8 filed on December 21, 2010.

(52)	Incorporated by reference to the Form 10K/A filed on January 5, 2012.

(53)	Incorporated by reference to the Form S-8 POS filed on February 22, 2012.

(54)	Incorporated by reference to the Form 8K filed on March 16, 2012.

(55)	Incorporated by reference to the Form NT 10-K filed on March 30, 2012.

(56)	Incorporated by reference to the Form 8K filed on April 14, 2012.

(57)	Incorporated by reference to the Form 10K filed on April 15, 2012.

(58)	Incorporated by reference to the Form NT 10-Q filed on May 16, 2012.

(59)	Incorporated by reference to the Form 10-Q filed on June 6, 2012.

(60)	Incorporated by reference to the Form Pre 14C filed on June 24, 2012.

(61)	Incorporated by reference to the Form Def 14A filed on July 29, 2012.

(62)	Incorporated by reference to the Form NT 10-Q filed on August 15, 2012.

(63)	Incorporated by reference to the Form Defr 14A filed on August 18, 2012.

(64)	Incorporated by reference to the Form 10-Q filed on August 19, 2012.

(65)	Incorporated by reference to the Form 10-Q/A filed on September 22, 2012.

(66)	Incorporated by reference to the Form 8K filed on September 23, 2012.

(67)	Incorporated by reference to the Form 3 filed on October 3, 2012.

(68)	Incorporated by reference to the Form 4 filed on October 3, 2012.

(69)	Incorporated by reference to the Form 8K filed on November 9, 2012.

(70)	Incorporated by reference to the Form 8KA filed on November 14, 2012.

(71)	Incorporated by reference to the Form NT 10-Q filed on November 14, 2012.

(72)	Incorporated by reference to the Form 8K filed on November 16, 2012.

(73)	Incorporated by reference to the Form Pre 14C filed on November 16, 2012.

(74)	Incorporated by reference to the Form 10-Q filed on November 21, 2012.

(78)	Incorporated by reference to the Form 8K/A filed December 12, 2012.

(79)	Incorporated by reference to the Form 8K/A filed on December 12, 2012.

(80)	Incorporated by reference to the Form Pre 14C filed on December 12, 2012.

(81)	Incorporated by reference to the Form Def 14C filed on December 12, 2012

(82)	Incorporated by reference to the Form 8K/A filed on December 13, 2012.

(83)	Incorporated by reference to the Form S-8 filed on March 7, 2012.

(84)	Incorporated by reference to the Form 8-K filed on March 7, 2012.

(85)	Incorporated by reference to the Form NT-10K filed on March 30, 2012.

(86)	Incorporated by reference to the Form 10K filed on April 16, 2012.

(87)	Incorporated by reference to the Form 10-K/A filed on April 18, 2012.

(88)	Incorporated by reference to the Form 10-K/A filed on April 25, 2012.

(89)	Incorporated by reference to the Form Pre 14C filed on May 4, 2012.

(90)	Incorporated by reference to the Form 10-Q filed on May 21, 2012.

(91)	Incorporated by reference to the Form Pre 14C filed on June 11, 2012.

(92)	Incorporated by reference to the Form Def 14C filed on June 15, 2012.

(93)	Incorporated by reference to the Form 8-K filed on July 11, 2012.

(94)	Incorporated by reference to the Form NT 10-Q filed on August 14, 2012.

(95)	Incorporated by reference to the Form 10-Q filed on August 20, 2012.

(96)	Incorporated by reference to the Form S-8 filed on August 23, 2012.

(97)	Incorporated by reference to the Form 3 filed on October 1, 2012.

(98)	Incorporated by reference to the Form 8-K filed on October 3, 2012.

(99)	Incorporated by reference to the Form S-8 filed on October 30, 2012.

(100)	Incorporated by reference to the Form NT 10-Q filed on November 13, 2012.

(101)	Incorporated by reference to the Form 10-Q filed on November 19, 2012.

(102)	Incorporated by reference to the Form S-8 filed on January 28, 2013.

(103)	Incorporated by reference to the Form 10-Q/A filed on January 31, 2013.

(104)	Incorporated by reference to the Form 10-Q/A filed on January 31, 2013.

(105)	Incorporated by reference to the Form 10-K/A filed on January 31, 2013.

(106)	Incorporated by reference to the Form Pre 14C filed on February 28, 2013

(107)	Incorporated by reference to the Form 5 filed on March 5, 2013.

(108)	Incorporated by reference to the Form 4 filed on March 5, 2013.

(109)	Incorporated by reference to the Form Def 14C filed on March 25, 2013.

(110)	Incorporated by reference to the Form 8-K filed on April 15, 2013.

(111)	Incorporated by reference to the Form 10K/A filed on May 23, 2013.

(112)	Incorporated by reference to the Form 10-Q filed on June 4, 2013.

(113)	Incorporated by reference to the Form 10-Q/As filed on June 18, 2013.

(114)	Incorporated by reference to the Form 10-Q/A filed on June 19, 2013.

(115)	Incorporated by reference to the Form 10-Q filed on August 19, 2013.

(116)	Incorporated by reference to the Form 8-K/A filed on August 20, 2013.

(117)	Incorporated by reference to the Form 8-K filed on August 22, 2013.

(118)	Incorporated by reference to the Form 8-K/A filed on August 28, 2013.

(119)	Incorporated by reference to the Form 8-K filed on October 10, 2013.

(120)	Incorporated by reference to the Form 10-Q filed on November 19, 2013.

(121)	Incorporated by reference to the Form Def 14C filed on November 25, 2013.

(122)	Incorporated by reference to the Form 8-K filed on December 13, 2013.

(123)	Incorporated by reference to the Form 8-K/A filed on December 24, 2013.

(124)	Incorporated by reference to the Form 10-Q/A filed on January 9, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 3, 2014

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer, Chairman of the Board of Directors (Principal Executive Officer and Principal Accounting and Financial Officer),	October 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CoroWare, Inc.

We have audited the accompanying consolidated balance sheets of CoroWare, Inc. (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoroWare, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses for the period from inception through December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
November 21, 2014

COROWARE, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
		(Restated)
ASSETS

CURRENT ASSETS

Cash	$-	$2,754
Accounts receivable, net	-	90,636
Inventory, net	23,601	15,267
Other current assets	1,109	21,109
Total Current Assets	24,710	129,766

PROPERTY AND EQUIPMENT, net	12,820	15,453

OTHER ASSETS
Other assets, net	10,356	12,874
Total Other Assets	10,356	12,874

TOTAL ASSETS	$47,886	$158,093

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Balance Sheets (Continued)

	December 31,	December 31,
	2013	2012
		(Restated)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,133,491	$5,194,477
Accrued expenses- related parties	183,929	183,929
Obligations collateralized by receivables	149,637	117,722
Bank overdraft	1,635	-
Notes payable	515,082	504,832
Notes payable-related parties	218,275	207,612
Derivative liability	4,780,032	5,473,163
Current maturities of convertible debt, net of discount	2,452,430	2,265,487
Total Current Liabilities	14,434,511	13,947,222

LONG-TERM LIABILITIES
Small business administration loan	980,450	980,450
Convertible debentures, net of current maturities	-	49,090
Total Long-Term Liabilities	980,450	1,029,540

Total Liabilities	15,414,961	14,976,762

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Convertible preferred stock, Series B, $0.001 par
value, 525,000 shares authorized, 159,666 shares
issued and outstanding	160	160
Convertible preferred stock, Series D, $0.001 par
value, 500,000 shares authorized, 100,000 shares
issued and outstanding	100	100
Convertible preferred stock, Series E, $0.001 par
value, 500,000 shares authorized, 339,559 and 40,000
shares issued and outstanding, respectively	340	40
Common stock; 13,000,000,000 shares authorized
at $0.0001 par value, 4,722,024,567 and 320,174,320
shares issued and outstanding, respectively	472,210	32,025
Additional paid-in capital	25,478,236	24,196,156
Non controlling interest	91,553	39,298
Treasury stock	(35,700)	(35,700)
Accumulated deficit	(41,373,974)	(39,050,748)
Total Stockholders' Deficit	(15,367,075)	(14,818,669)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,886	$158,093

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012
		(Restated)

REVENUES	$1,067,229	$1,276,022
COST OF SALES	761,413	851,385
GROSS PROFIT	305,816	424,637

OPERATNG EXPENSES
General and administrative	1,439,421	425,446
Sales and marketing	212,371	291,961
Research and Development	23,415	58,948
Depreciation and amortization	3,000	12,000
Total Operating Expenses	1,678,207	788,355

LOSS FROM OPERATIONS	(1,372,391)	(363,718)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	4,985,720	(2,597,552)
Gain (loss) on convertible debt redemptions	-	(52,280)
Interest expense	(5,909,300)	(1,068,507)
Gain on extinguishment of debt	-	71,069
Total Other Income (Expense)	(923,580)	(3,647,270)

INCOME (LOSS) BEFORE NON CONTROLLING INTEREST	(2,295,971)	(4,010,988)
Net income (loss) attributable to non controlling interest	(27,255)	30,702

INCOME (LOSS) BEFORE INCOME TAXES	(2,323,226)	(3,980,286)

PROVISION FOR INCOME TAXEES	-	-

NET INCOME (LOSS)	$(2,323,226)	$(3,980,286)

PREFERRED DIVIDENDS	-	-

NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$(2,323,226)	$(3,980,286)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	3,467,095,318	65,843,849

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statement of Stockholders' Deficit
(Restated)

							Additional	Non
	Preferred Stock				Common Stock		Paid-In	Controlling	Treasury	Accumulated
	Series B	Series D	Series E	Amount	Shares	Amount	Capital	Interest	Stock	Deficit	Total

Balance, December 31, 2011	159,666	100,000	-	$260	4,181,484	$418	$23,768,910	$-	$(35,700)	$(35,070,462)	$(11,336,574)

Common stock issued for
services and compensation	-	-	-	-	63,678,079	6,375	79,031	-	-	-	85,406

Common stock issued
for convertible debt	-	-	-	-	214,314,757	21,432	262,655	-	-	-	284,087

Investment in joint venture	-	-	-	-	38,000,000	3,800	45,600	70,000	-	-	119,400

Preferred shares issued for
services rendered	-	-	40,000	40	-	-	39,960	-	-	-	40,000

Non-controlling interest	-	-	-	-	-	-	-	(30,702)	-	-	(30,702)

Net loss for year ended
December 31, 2012	-	-	-	-	-	-	-	-	-	(3,980,286)	(3,980,286)

Balance, December 31, 2012	159,666	100,000	40,000	$300	320,174,320	$32,025	$24,196,156	$39,298	$(35,700)	$(39,050,748)	$(14,818,669)

Preferred shares issued for
services rendered	-	-	320,000	320	-	-	298,951	-	-	-	299,271

Common stock issued
for convertible debt	-	-	-	-	4,098,220,260	409,823	975,949	-	-	-	1,385,772

Common stock issued for
services and compensation	-	-	-	-	119,429,987	11,942	25,580	-	-	-	37,522

Cancellation of common shares	-	-	-	-	(102,000,000)	(10,200)	10,200	-	-	-	-

Common shares issued
in conversion of Series E
preferred stock	-	-	(20,441)	(20)	286,200,000	28,620	(28,600)	-	-	-	-

Non-controlling interest	-	-	-	-	-	-	-	52,255	-	-	52,255

Net loss for year ended
December 31, 2013	-	-	-	-	-	-	-	-	-	(2,323,226)	(2,323,226)

Balance, December 31, 2013	159,666	100,000	339,559	$600	4,722,024,567	$472,210	$25,478,236	$91,553	$(35,700)	$(41,373,974)	$(15,367,075)

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012
		(Restated)
OPERATING ACTIVITIES
Net loss	$(2,323,226)	$(3,980,286)
Net loss attributable to non-controlling interests	52,255	30,702
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,000	12,001
Debt discount amortization	454,329	172,555
Bad debt expense	-	30,000
Preferred stock issued for services	299,271	40,000
Common stock issued for services	37,522	86,968
Gain on settlement of debt	-	(52,280)
Excess derivative	4,710,125	453,605
(Gain) loss on remeasurement of derivative liability	(4,985,720)	2,597,552
Changes in operating assets and liabilities:
Bank overdraft	1,635	-
Accounts receivable	90,636	8,802
Other current assets	-	(13,591)
Deposits and other assets	20,000	-
Inventory	(8,334)	(11,484)
Accounts payable and accrued expenses	1,211,372	501,748
Accounts payable and accrued - related parties	-	72,463
Other assets	2,517	(5,946)
Net Cash Used in Operating Activities	(434,618)	(57,191)

INVESTING ACTIVITIES
Purchase of property and equipment	(367)	(3,121)
Net Cash Used in Investing Activities	(367)	(3,121)

FINANCING ACTIVITIES
Obligations collateralized by receivables	31,915	9,992
Proceeds from related party loans	13,793	10,900
Payments on related party loans	(3,130)	(12,201)
Proceeds from convertible debt financings	495,413	219,475
Payments on convertible debt	(116,010)	(168,222)
Payments on notes payable	-	(3,400)
Proceeds from notes payable	10,250	6,000
Net Cash Provided by Financing Activities	432,231	62,544

NET INCREASE (DECREASE) IN CASH	(2,754)	2,232
CASH AT BEGINNING OF PERIOD	2,754	522

CASH AT END OF PERIOD	$-	$2,754

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2013	2012
		(Restated)
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Debt discounts on derivative liability	$459,656	$209,287
Common stock issued upon conversion of debt	$1,395,972	$392,761
Conversion of Preferred E stock in to common stock	$28,620	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

CTI comprises three separately managed lines of business:

▪	CoroWare Business Solutions: IT and lab management; business intelligence, software architecture, design and development; content delivery; partner and program management.

▪	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.

▪	Enhanced Collaboration Solutions: Collaboration and conferencing products, solutions and subscription services.

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

NOTE 2 – GOING CONCERN

The Company incurred a net loss in the amount of $2,323,226 during the year ended December 31, 2013 and incurred a net loss of $3,980,286 for the year ended December 31, 2012. The Company has negative working capital of $14,409,801 and $13,817,456 as of December 31, 2013 and 2012, respectively. Additionally, the Company had negative cash flows from operating activities totaling $434,618 and $57,191 for the years ended December 31, 2013 and 2012, respectively. Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

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

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 2 – GOING CONCERN (CONTINUED)

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CoroWare Technologies, Inc. (“CTI”), Innova Robotics, Inc. (“IR”), Robotic Workspace Technologies, Inc. (“RWT”), and Robotics Software Services, Inc. (“RSS”) (herein are referred to as the “Subsidiaries”). The Company also consolidates its 51 percent interest in ARiCON, LLC. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. At December 31, 2012 the Company recorded an allowance for doubtful accounts in the amount of $30,000. The Company had an allowance balance of $27,873 at December 31, 2013.

Inventory

Inventories, which are comprised solely of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss, if any, is reflected in loss on disposal of assets in the consolidated statement of income and comprehensive income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-10 years
Equipment	3-7 years

Impairment of Long-lived Assets

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

Segment Reporting

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company reports according to one main segment.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered.  The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight line basis over the service period, which is the vesting period.  The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. There were no options granted during the years ending December 31, 2013 and 2012.

Revenue Recognition

The Company derives its software system integration services revenue from short-duration, time and material contracts. Generally, such contracts provide for an hourly-rate and a stipulated maximum fee. Revenue is recorded only on executed arrangements as time is incurred on the project and as materials, which are insignificant to the total contract value, are expended. Revenue is not recognized in cases where customer acceptance of the work product is necessary, unless sufficient work has been performed to ascertain that the performance specifications are being met and the customer acknowledges that such performance specifications are being met. The Company periodically review contractual performance and estimate future performance requirements. Losses on contracts are recorded when estimable. No contractual losses were identified during the periods presented.

The Company recognizes revenue for its software and software professional services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Product sales are recognized by us generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

The Company accounts for arrangements that contain multiple elements in accordance with FASB ASC 605-25, Revenue Recognition, Multiple Element Arrangements. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the underlying elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

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

The Company’s collaboration revenue is comprised of both services and products.  Collaboration service revenues are generated through the sale of CoroCall™, a managed collaboration service.  Our contracts provide for usage pricing or when paid for pre-paid service.  The Company recognizes this revenue in the period that the services or minutes are used and prepaid.    Product revenues are realized partly through the sale of Vidyo’s product line, including room systems and back-end infrastructure, and partly through the sale of CoroWare collaboration products, including CoroWare Usage Reporter for Vidyo, a software package that provides usage statistics for Vidyo brand high-definition video conferencing systems, and partly through sales of accessories.  Revenues for these products are recognized when the product is delivered to the customer.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the years ended December 31, 2013 and 2012 were $23,415 and $58,948, respectively.

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2013 and 2012 were $21,184 and $33,969, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At December 31, 2012 and 2011, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2013		2012
	Percent of Revenues	Percent of Receivables	Percent of Revenues	Percent of Receivables
Customer 1	64.41%	88.89%	56.75%	18.44%

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity instruments. As of December 31, 2013 and 2012, there were 220,505,673 and 63,831,589 common stock equivalents outstanding, respectively, which were excluded from the calculation of diluted loss per unit as their effect would have been anti-dilutive.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2013 and 2012 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5 percent dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2013 and 2012, there were cumulative undeclared dividends to Preferred Series B shareholders of $71,852 and $63,868, respectively, the obligation for which is contingent on declaration by the board of directors.  At December 31, 2013 and 2012, there were accrued unpaid dividends of $15,969 and $15,969, respectively.  These balance have been recorded as part of accounts payable and accrued expenses.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined net balance due to Capefirst as of December 31, 2013 and 2012 was $149,638 and $117,722, respectively.  Factor expense charged to operations for the years ended December 31, 2013 and 2012 amounted to $64,568 and $48,689, respectively.

The Company has adopted the FASB’s amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings.  Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale.  As a result, affected accounts receivable are reported under Current Assets within the Company’s balance sheet as “Trade receivables” subject to reserves for doubtful accounts, returns and other allowances.  Similarly, the net liability owing to Capefirst appears as “obligations collateralized by receivables” within the current liabilities section of the Company’s balance sheet.  Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company’s consolidated statements of cash flows. Early adoption of this amended guidance was not permitted.  Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

NOTE 5 – INVENTORY

As of December 31, 2013 and 2012, inventories consist of the following:

	December 31, 2013	December 31, 2012
Raw materials	$-	$-
Work in process	-	-
Finished goods	23,601	15,267
Subtotal	23,601	15,267
Less: inventory reserve	-	-
Inventory, net	$23,601	$15,267

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Computer equipment	$85,748	$85,381
Furniture and fixtures	7,862	7,862
Subtotal	96,610	93,243
Less: accumulated depreciation	(80,790)	(77,790)
Property and equipment, net	$12,820	$15,453

Depreciation expense for the years ended December 31, 2013 and 2012 was $3,000 and $12,000, respectively.

NOTE 7 – INVESTMENT IN JOINT VENTURE

On September 27, 2012, the Company partnered with a private investor to launch a joint venture – ARiCON, LLC to develop and market mobile robot platforms, applications, and solutions for the construction industry.

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

NOTE 8 – LINES OF CREDIT

The Company has numerous unsecured lines of credit with various financial institutions bearing annual interest at rates ranging from 4.75% to 36.00%.   At December 31, 2013 and 2012 the company had aggregate outstanding balances on these lines of $122,305 and $125,435, respectively.  These lines of credit have no collateral and are payable monthly.

NOTE 9 – NOTES PAYABLE

As of December 31, 2013 and 2012 the Company had an aggregate total of $515,082 and $504,832, respectively, in notes payable.  These notes bear interest at rates ranging from five percent per annum to 21 percent per annum.  As of December 31, 2013 all notes payable were in default.  Accrued interest on notes payable totaled $617,509 and $532,050 at December 31, 2013 and 2012, respectively.

Notes payable consist of the following at December 31, 2013 and 2012:

		December 31, 2013		December 31, 2012
		Related Parties	Other	Related Parties	Other
Notes payable – Merger	9(a)	$-	$100,000	$-	$100,000
Notes payable – Shareholders	9(b), 10	218,275	-	207,612	-
Note payable – Third parties	9(c)	-	45,000	-	45,000
Notes payable – Yorkville	9(d)	-	337,500	-	337,500
Other notes payable	9(e)	-	32,582	-	22,332
Total		$218,275	$515,082	$207,612	$504,832

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 9 – NOTES PAYABLE (CONTINUED)

(a)  Notes payable - Merger:

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn interest at 8% per annum unless they are in default, in which case they earn default interest at a rate of 15%; the notes are currently in default. Additionally, the notes had warrants attached to purchase 11,500 shares of common stock at $15.00 per share and were exercisable through February 12, 2005.  None of these warrants were exercised prior to their expiration.  During the fourth quarter of 2010, one of these notes with an outstanding balance of $75,000 was sold to a third party by the original investor.  The terms of the note were changed such that the note became a convertible debenture [see the $75,000 Collins financing in Note 12(f)].  During 2011, two additional merger notes with an aggregate total of $55,000 were sold to third parties by the original investors and simultaneously converted to convertible debentures [see the $25,000 Tangiers financing in Note 12(p) and the $65,000 Panache financing in Note 12(i)].

(b) Notes payable - Shareholders:

During September through December 2005, the Company entered into short-term debt obligations with shareholders of the Company totaling $257,000. These notes bore interest at rates ranging from 5 to 10 percent per annum and were due between ninety (90) and one hundred twenty (120) days. During the fourth quarter of 2010, the remaining $40,000 of these notes was sold to a third party by the original investor.  That third party subsequently converted those notes along with the accrued interest of $7,509 into 15,560,455 shares of common stock of the Company.

Additionally, during 2011 and 2010, the Company entered into various unsecured notes with shareholders with aggregate totals of $5,000 and $45,000, respectively.  The notes bear interest at 18% and matured at various dates through June 2011.  Repayments of $14,699 and $106,218 ($60,000 in stock) were made during 2011 and 2010, respectively.  During 2011, $74,200 of these notes were sold to third parties and simultaneously re-stated as convertible debentures.  See Notes 12(b) and 12(e).

(c)  Notes payable – Yorkville:

During August 2008, the Company entered into two (2) short-term notes with Yorkville that bear interest at 18% and matured in December 2008. This transaction was recorded as an inducement expense of $3,750 during the year ended December 31, 2008. These instruments are in default.

(d) Other notes payable

Other notes payable consist of two notes to third parties.  The note bear interest at rates ranging from 0.8 percent to 21 percent and matured through December 31, 2011.  Both of these notes are in default.

NOTE 10 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2013 and 2012 the Company had an aggregate total of $218,275 and $207,612, respectively, in notes payable.  These notes bear interest at rates ranging from zero percent per annum to 18 percent per annum.  As of December 31, 2013 all notes payable to related parties were in default.  Accrued interest on notes payable totaled $154,869 and $118,123 at December 31, 2013 and 2012, respectively.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 11 – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at December 31, 2013 and 2012 was $980,450. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010 whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011.  The Company only made four payments under the modification agreement.  The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default.  Accrued interest payable on the note totaled $227,860 and $188,320 as of December 31, 2013 and 2012, respectively.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

The following table illustrates the carrying value of convertible debt at December 31, 2013 and 2012:

		Note Principal Balance
		December 31,
Lender Name	Reference	2013	2012
AGS Capital Group, LLC	12(a)	$157,687	$-
Asher Enterprises, Inc.	12(b)	102,795	61,275
Barclay Lyons, LLC	12(c)	10,750	10,750
Blackbridge Capital, LLC	12(d)	52,042	67,042
Cariou, Raphael	12(e)	31,838	61,838
Collins, Thomas	12(f)	39,170	39,170
Kellburgh, Ltd.	12(g)	13,000	13,000
Magna Group, LLC	12(h)	-	10,000
Panache Capital, LLC	12(i)	32,685	54,881
Premier I.T. Solutions Corp.	12(j)	21,962	21,962
Ratzker, David	12(k)	39,184	152,007
Redwood Management, LLC	12(l)	169,647	204,897
Ridgepoint Capital	12(m)	63,715	49,090
Sobeck, Michael	12(n)	14,538	28,500
Tangiers Investment Group, LLC	12(o)	62,891	-
Tangiers Investors, L.P.	12(p)	-	24,669
Westmount International Holdings	12(q)	537,318	540,581
Y.A. Global Investments, L.P	12(r)	1,065,433	1,071,543
Zoom Marketing Corporation	12(s)	140,000	-
Total Convertible Notes Payable		$2,554,656	$2,411,206

Less: Current Portion		2,554,656	2,362,116
Long-Term Convertible Notes Payable		$-	$49,090

In the Company’s evaluation of each convertible debt instrument in accordance with FASB ASC 815, Derivatives and Hedging (pre-codification FAS 133 “Accounting for Derivative Financial Instruments and Hedging Activities”), based on the variable conversion price, it was determined that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value (see Note 13).

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(a)  AGS Capital Group, LLC:

On February 25, 2013 the Company borrowed $131,377 from AGS Capital Group, LLC (“AGS”).  On April 1, 2013 the Company borrowed an additional $42,000.  The notes accrued interest at a rate of 14 percent per annum and became due on February 25, 2014.  During the year ended December 31, 2013 the Company made cash payments on the note totaling $2,916.  Additionally, AGS converted $12,774 in note principal into 1,159,626,042 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 35 percent discount to the lowest closing price during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $15,877 and $-0- at December 31, 2013 and 2012, respectively.

(b)  Asher Enterprises, Inc.:

On February 1, 2011 the Company borrowed $27,500 from Asher Enterprises, Inc. (“Asher”).  On August 2, 2012, the Company borrowed an additional $20,000.  On August 9, 2012 the Company borrowed an additional $17,500.  On October 10, 2012 the Company borrowed an additional $25,000.  On January 15, 2013 the Company borrowed an additional $22,500.  The notes accrue interest at rates ranging from eight percent to ten percent per annum.  At December 31, 2013 each of the notes was past due.  During the year ended December 31, 2012 Asher converted $26,725 in note principal into 101,372,149 shares of the Company’s common stock.  During the year ended December 31, 2013 Asher converted $18,000 in note principal and $1,100 in accrued interest into 242,222,222 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company recognized $37,020 in penalties relating to unpaid principal past maturity dates.   Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 51 percent discount to the average of the three lowest closing price during the 10-day trading period prior to conversion.  Accrued interest on the notes totaled $16,974 and $6,026 at December 31, 2013 and 2012, respectively.

(c)  Barclay Lyons, LLC:

On January 28, 2011 the Company borrowed $10,750 from Barclay Lyons, LLC (“Barclay”).  The note accrues interest at a rate of eight percent per annum and is due on demand.  Pursuant to the terms of the note the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50 percent discount to the lesser of the closing price on the day prior to conversion and the volume-weighted-average closing price of the five day trading period prior to conversion.  Accrued interest on the note totaled $9,724 and $7,479 at December 31, 2013 and 2012, respectively.

(d)  Blackbridge Capital, LLC:

On July 10, 2013 the Company borrowed $3,000 from Blackbridge Capital, LLC (“Blackbridge”).  During the year ended December 31, 2013 Blackbridge purchased a $67,042 convertible note for which the Company is the borrower.  The notes accrue interest at a rate of ten percent per annum.  During the year ended December 31, 2013 Blackbridge converted $18,000 in note principal into 258,214,285 shares of the Company’s common stock.  The remaining unpaid principal is past due.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a price equal to the average closing price during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $27,108 and $17,868 at December 31, 2013 and 2012, respectively.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(e)  Cariou, Raphael:

On April 4, 2011 the Company borrowed $89,383 from Raphael Cariou (“Cariou”).  On August 3, 2012 the Company borrowed an additional $7,000 and made payments on the note totaling $28,239.  During the year ended During the year ended December 31, 2013 the Company made payments of $30,000 against note principal.  The notes accrue interest at a rate of ten percent per annum.  As of December 31, 2013 the unpaid principal is past due.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a price equal to the average closing price during the five-day trading period prior to conversion, multiplied by 115 percent.  Accrued interest on the notes totaled $23,375 and $21,216 at December 31, 2013 and 2012, respectively.

(f)  Collins, Thomas:

On December 6, 2010 the Company borrowed $84,168 from Thomas Collins (“Collins”).  The Company made payments on the note totaling $44,998.  The note accrues interest at a rate of eight percent per annum and is due on demand.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 70 percent discount to the average of the three lowest closing price during the ten-day trading period prior to conversion.  Accrued interest on the notes totaled $18,389 and $12,545 at December 31, 2013 and 2012, respectively.

(g)  Kellburgh, Ltd.:

On February 21, 2012 the Company borrowed $13,000 from Kellburgh, Ltd (“Kellburgh”).  The note accrues interest at a rate of ten percent per annum and became due on March 22, 2012.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 15 percent discount to the average of the three lowest closing price during the five-day trading period prior to conversion.  Accrued interest on the notes totaled $1,289 and $-0- at December 31, 2013 and 2012, respectively.

(h)  Magna Group, LLC:

On August 20, 2012 the Company borrowed $10,000 from Magna Group, LLC (“Magna”).  During the year ended December 31, 2013 the Company converted the entire principal balance into 94,000,000 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance was convertible at the option of the note holder into shares of the Company’s common stock at a 60 percent discount to the lowest closing price during the three-day trading period prior to conversion.  As of December 31, 2013 the note had been satisfied in full.

(i)  Panache Capital, LLC:

On June 2, 2011 the Company borrowed $65,000 from Panache Capital, LLC (“Panache”).  On June 29, 2011 the Company borrowed an additional $15,000.  The notes accrue interest at a rate of eight percent per annum and became due in June, 2012.  During the year ended December 31, 2012 the Company converted $16,719 of the principal into 28,275,000 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $22,197 of the principal into 298,600,000 shares of the Company’s common stock. Pursuant to the terms of the notes the principal balance was convertible at the option of the note holder into shares of the Company’s common stock at a 15 percent discount to the average of the three lowest closing prices during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $14,532 and $10,367, respectively.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(j)  Premier I.T. Solutions Corp.:

On October 5, 2011 the Company borrowed $21,962 from Premier I.T. Solutions Corp. (“Premier”).  The note accrues interest at a rate of 10 percent per annum and became due on March 5, 2012.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at the average of the closing prices during the five-day trading period prior to conversion, multiplied by 115 percent.  Accrued interest on the notes totaled $6,958 and $3,555, respectively.

(k)  Ratzker, David:

On July 20, 2009 the Company borrowed $568,263 from David Ratzker (“Ratzker”).  The note accrues interest at a rate of 14 percent per annum and became due on December 31, 2010.  During the year ended December 31, 2012 the Company made payments on the note totaling $128,224 and converted $3,900 of the principal balance into 60,000,000 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company made payments on the note totaling $112,823 and converted $17,550 of accrued interest into 220,000,000 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at the lowest volume-weighted-average closing price during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $124,554 and $125,021, respectively.

(l)  Redwood Management, LLC:

On March 21, 2011 the Company borrowed $284,132 from Redwood Management, LLC (“Redwood”).  The note accrues interest at a rate of 14 percent per annum and became due on March 18, 2013.  During the year ended December 31, 2012 the Company converted $44,935 of the principal balance into 608,596,847 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $35,250 of note principal into 279,048,581 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 35 percent discount to the lowest volume-weighted-average closing price during the 20-day trading period prior to conversion.  Accrued interest on the notes totaled $12,855 and $9,947, respectively.

(m)  Ridgepoint Capital:

On August 30, 2012 the Company borrowed $54,060 from Ridgepoint Capital (“Ridgepoint”).  The notes accrue interest at rates of 20 percent per annum and become due on June 7, 2014.  On June 7, 2013 the Company borrowed an additional $36,250.  This note accrues interest at a rate of ten percent per annum and became due on March 24, 2013.  During the year ended December 31, 2012 the Company converted $4,970 of the principal balance 25,000,000 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $21,625 of note principal into 425,000,000 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 65 percent discount to the average of the two lowest closing prices during the five-day trading period prior to conversion.  Accrued interest on the notes totaled $8,032 and $1,639, respectively.

(n)  Sobeck, Michael:

On October 9, 2012 the Company borrowed $35,000 from Michael Sobeck (“Sobeck”).  The note accrues interest at a rate of $500 per week and becomes due on November 30, 2012.  During the year ended December 31, 2012 the Company made cash payments totaling $6,500 against note principal.  During the year ended December 31, 2013 the Company converted $13,962 of note principal into 279,248,800 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50 percent discount to the lowest closing price during the ten-day trading period prior to conversion.  Accrued interest on the notes totaled $28,000 and $2,000, respectively.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(o)  Tangiers Investment Group, LLC:

On March 9, 2013 the Company borrowed $17,000 from Tangiers Investment Group, LLC (“Tangiers Investments”).  On March 11, 2013 the Company borrowed an additional $12,373.  On April 19, 2013 the Company borrowed an additional $14,000.  On May 1, 2013 the Company borrowed an additional $24,893 and on May 17, 2013 borrowed an additional $20,000.  The notes accrue interest at a rate of ten percent per annum and becomes due one year from the note date.  During the year ended December 31, 2013 the Company converted $25,375 of note principal into 510,234,000 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50 percent discount to the lowest closing price during the ten-day trading period prior to conversion.  Accrued interest on the notes totaled $4,442 and $-0- as of December 31, 2013 and 2012, respectively.

(p)  Tangiers Investors, LP:

On May 16, 2011 the Company borrowed $10,000 from Tangiers Investors, LP (“Tangiers Investors”).  On June 10, 2011 the Company borrowed an additional $15,000.  On March 7, 2012 the Company borrowed an additional $16,915.  On March 8, 2012 the Company borrowed an additional $21,000.  The notes accrue interest at rates from seven to ten percent per annum and became due one year from the note date.  At December 31, 2013 each of the notes was overdue.  During the year ended December 31, 2012 the Company converted $38,246 of note principal and $1,748 of accrued interest into 23,609,250 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $24,669 of note principal and $2,045 of accrued interest into 198,041,345 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50 percent discount to the lowest closing price during the ten-day trading period prior to conversion.  At December 31, 2013 each of the notes, including accrued interest, had been satisfied in full.

(q)  Westmount International Holdings:

On January 12, 2010 the Company borrowed $884,710 from Westmount International Holdings (“Westmount”).  The note accrues interest at a rate of 14 percent per annum and is due on demand.  During the year ended December 31, 2013 the Company converted $3,263 of note principal into 19,196,530 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 15 percent discount to the lower of $0.02 per share and the lowest volume-weighted-average closing price during the 30-day trading period prior to conversion.  Accrued interest on the notes totaled $541,236 and $469,275 as of December 31, 2013 and 2012, respectively.

(r)  Y.A. Global Investments, LP:

On December 7, 2006 the Company borrowed $1,000,000 from Y.A. Global Investments, LP (“Y.A. Global”). On November 2, 2007 the Company borrowed an additional $600,000.  Both of these notes became due in 2009. On March 7, 2013 the Company borrowed an additional $25,000, becoming due on March 7, 2014.  The notes accrue interest at a rate of 14 percent per annum.  During the year ended December 31, 2012 the Company converted $6,715 of note principal into 79,000,000 shares of the Company’s common stock.  During the year ended December 31, 2013 the Company converted $31,110 of note principal into 304,037,255 shares of the Company’s common stock.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 20 percent discount to the lowest volume-weighted-average closing price during the 30-day trading period prior to conversion.  Accrued interest on the notes totaled $1,073,806 and $962,533 as of December 31, 2013 and 2012, respectively.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(s)  Zoom Marketing Corporation:

On August 23, 2013 the Company borrowed $140,000 from Zoom Marketing Corporation (“Zoom”).  The note accrues interest at a rate of five percent per annum and became due on January 23, 2014.  Pursuant to the terms of the notes the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 15 percent discount to the lowest closing price during the ten-day trading period prior to conversion.  Accrued interest on the notes totaled $2,436 and $-0- as of December 31, 2013 and 2012, respectively.

NOTE 13 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion price of certain convertible notes and exercise price of certain warrants are variable and subject to the fair value of the Company’s units on the date of conversion or exercise. As a result, the Company has determined that the conversion and exercise features are not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion and exercise features of the instruments to be recorded as a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as items of other income or expense. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable and warrants.

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions:

	2013	2012

Risk-free interest rate	1.37% - 1.75%	0.02% - 0.79%
Expected options life	3.55 - 5.00	0.33 - 5.00
Expected dividend yield	-	-
Expected price volatility	136.6% - 205.3%	102.3% - 173.8%

During the year ended December 31, 2012, the Company’s derivative liability increased from $2,463,271 to $5,473,163 and recognized a loss on derivative liability of$2,597,592 in conjunction with settlement of convertible notes payable, additions of new derivative liabilities andsubsequent revaluations of existing derivative liabilities.

During the year ended December 31, 2013, the Company’s derivative liability decreased from $5,473,163 to $4,780,032 and recognized a gain on derivative liability of $4,985,720 in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

NOTE 14 – PREFERRED STOCK

a) Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock.   Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v)  has no voting rights except when mandated by Delaware law. There were no shares of Series A Preferred Shares outstanding at any time during the years ended December 31, 2013 and 2012.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 14 – PREFERRED STOCK (CONTINUED)

b)  Series B Preferred Stock

The Company has authorized 525,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock (i) pays a dividend of 5 percent, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $15 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, and (iv) may be redeemed by the Company at any time up to five years.

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the embedded conversion feature related to the preferred stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $233,333 and $250,980 as of December 31, 2013 and 2012, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(37,647) and $113,346 were charged to derivative income (expense) for the years ended December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012 the Company has 159,666 shares of series B preferred stock issued and outstanding.

c) Series C Preferred Stock

The Company has authorized 500,000 shares of Series C Preferred Stock.  During 2007, the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock at the lesser of eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or $0.04 and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $0.06 per share and which expire five (5) years from the conversion date.

d)  Series D Preferred Stock

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

There were no issuances, conversions or redemptions of Series D stock during the years ended December 31, 2013 and 2012.  At December 31, 2013 and 2012 there were 100,000 shares of series D preferred stock issued and outstanding.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 14 – PREFERRED STOCK (CONTINUED)

d)  Series D Preferred Stock (Continued)

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the embedded conversion feature related to the preferred stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D preferred stock of $89,295 and $105,053 as of December 31, 2013 and 2012, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(15,758) and $47,443 were charged to derivative income (expense) for the year ended December 31, 2013 and 2012, respectively.

e)  Series E Preferred Stock

On March 9, 2012, the Corporation filed the Certificate of Designation of the Rights and Preferences of Series E Convertible Preferred Stock of the Company with the Delaware Secretary of the State pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 1,000,000 authorized shares of Series E Convertible Preferred Stock, par value $0.001 per share.  The Series E preferred shares are convertible into common shares at 50% of the lowest closing bid price of the common stock over the twenty days immediately prior the date of conversion, but no less than the par value of the common stock ($0.0001).

In November 2012, the Company entered into an agreement to sell 40,000 shares of Series E preferred stock for services valued of $40,000. The value of the preferred stock was based on the value of common stock into which the Series E preferred stock was convertible on the date of issuance.

In May 2013, the Company issued 75,000 shares of Series E preferred stock for services valued at $15,000. In September, 2013 the Company issued 145,000 shares of Series E preferred stock for services valued at $29,000. The value of the preferred stock was based on the value of common stock into which the Series E preferred stock was convertible on the date of issuance. In addition, 20,441 shares of series E preferred stock were converted into 286,200,000 shares of common stock pursuant to the terms of the Series E preferred stock. At December 31, 2013 and 2012, the Company had 339,559 and 40,000 shares of Series E preferred stock issued and outstanding, respectively.

There were no conversions or redemptions of Series E stock during the years ended December 31, 2012.

f)  Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Convertible Preferred Stock, par value $0.001 per share.

The shares of preferred stock have a stated value of $1.00, have no voting rights, are entitled to no dividends due or payable and are convertible into the number of shares of the Corporation’s common stock determined by dividing the stated value by the conversion price which is defined as eighty five percent (85%) of the average closing bid price of the common stock over the five (5) trading days immediately preceding the date of conversion, but no less than par value of the common stock.  At any time after the issuance date through the fifth (5th) anniversary of the issuance of the preferred stock, the Company shall have the option to redeem any unconverted shares at an amount equal to one hundred thirty percent (130%) of the stated value of the stock plus accrued and unpaid dividends, if any. Redemption shall be established by the Company in its sole and absolute discretion and no holder of Series F Preferred Stock may demand that the Series F Preferred Stock be redeemed.

No shares of Series F Preferred Stock were issued or outstanding as of December 31, 2013 and 2012.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 15 – COMMON STOCK

The Company is authorized to issue up to 13,000,000,000 shares of $0.0001 par value common stock, of which 4,722,113,672 and 320,263,425 shares were issued and outstanding as of December 31, 2013 and 2012, respectively.

On July 6, 2012, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s common stock.  All common share amounts within this document have been adjusted to reflect this change.

During the year ended December 31, 2012, the Company issued 63,768,079 shares of common stock for services and compensation, resulting in a total value of $85,406. Additionally, the Company issued 214,314,757 shares of common stock pursuant to conversions of various notes payable and other debts. The shares were valued at an aggregate of $284,087. The Company issued an additional 38,000,000 shares as an investment in the ARiCON, LLC joint venture (see Note 7).

During the year ended December 31, 2013, the Company issued 119,429,987 shares of common stock for services and compensation, resulting in a total value of $37,522.  Additionally, the Company issued 4,098,260 shares of common stock pursuant to conversions of various notes payable and other debts.  The shares were valued at an aggregate of $1,385,772.  The Company cancelled 102,000,000 shares of common stock and issued an additional 286,200,000 shares of common stock pursuant to the conversion of Series E preferred stock.

NOTE 16 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company has a 2005 Stock Option Plan which is authorized to issue 66,667 options.   There are currently 38,164 options outstanding under this plan.  Compensation cost of $20,134 was recognized during the years prior to December 31, 2012, for grants under the 2005 Stock Option Plan.  During 2013 and 2012, -0- and -0- unvested options were forfeited by employees upon termination.  No options were issued during 2013 or 2012.

Non-employee Stock Options

During 2008 there were 3,333 options granted to nonemployees to purchase shares of the Company’s common stock at $3.  These options expire in ten years and vested immediately.

Stock Purchase Warrants

During the year ended December 31, 2010, the Company granted 5,000 warrants to acquire shares of common stock at $70.00 per share, 5,000 warrants to acquire shares of common stock at $90.00 per share and 5,000 warrants to acquire shares of common stock at $120.00 per share. All tranches of stock purchase warrants were issued to a single note holder in connection with the issuance of convertible debt.

During the year ended December 31, 2008, the Company granted 33,333 warrants to acquire shares of common stock at $1,200.00 per share to a note holder in connection with the issuance of convertible debt. At December 31, 2013 and 2012 there were 167 and -0- warrants outstanding. The options expired without exercise on March 19, 2013.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 16 – STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the Company’s options and warrants as of December 31, 2013 and 2012 as well as the changes during the years ended December 31, 2013 and 2012 is presented below:

Number of Options and Warrants

Outstanding at December 31, 2011	53,331

Options and warrants granted	-
Options and warrants exercised	-
Options and warrants forfeited or expired	-
Outstanding at December 31, 2012	53,331
Exercisable at December 31, 2012	53,331

Options and warrants granted	-
Options and warrants exercised	-
Options and warrants forfeited or expired	(167)
Outstanding at December 31, 2013	53,164
Exercisable at December 31, 2013	53,164

In applying the Black-Scholes options pricing model to the option and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

Risk-free interest rate	0.10%
Expected options life	4.00
Expected dividend yield	-
Expected price volatility	455.48%

The following table summarizes information about stock options and warrants as of December 31, 2013:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	2.37	$3.60	38,164	$3.60
$70 to $120	15,000	0.48	$93.33	15,000	$93.33
$121 to $1,200	-	-	-	-	-
	53,164	1.84	$28.92	53,164	$28.92

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 16 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about stock options and warrants as of December 31, 2012:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	3.37	$3.60	38,164	$3.60
$70 to $120	15,000	1.48	$93.33	15,000	$93.33
$121 to $1,200	167	1.25	$1,200.00	167	$1,200.00
	53,331	2.83	$32.58	53,331	$32.58

NOTE 17 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	For the Years Ended
	December 31,
	2013	2012
Current operations	$789,877	$1,353,297
Change in valuation allowance	(789,877)	(1,353,297)
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2013 and 2012 due to the following:

	December 31, 2013	December 31, 2012

Loss carryforwards (expire through 2033)	$14,067,151	$13,277,254
Valuation allowance	(14,067,151)	(13,277,254)
Net deferred taxes	$-	$-

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 17 – INCOME TAXES (CONTINUED)

At December 31, 2013, the Company had net operating loss carry forwards of approximately $6,303,512 through 2033.  No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax returns for the previous five years remain subject to examination. The Company’s income tax returns in state income tax jurisdictions also remain subject to examination for the previous five years. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations.

NOTE 18 – COMMITMENTS

Lease Agreements

On August 1, 2011, the Company entered into a lease agreement on corporate offices located at 1410 Market Street, Kirkland, WA which terminated on December 23, 2013. Under this lease, the Company was obligated to pay an average monthly rent of $4,088 in 2012 and $4,233 in 2013. Since the termination of this lease, the Company has not signed a new lease for its corporate headquarters.

ARiCON, LLC Headquarters

On January 1, 2013, the Company entered into a lease agreement on corporate offices located at 8701 Mallard Creed Rd., Charlotte, NC which terminated on December 31, 2013. Under this lease, the Company was obligated to pay monthly rent of $2,000 in 2013. As of August 14, 2013, the Company terminated this lease with no further obligations in order to sign a new lease at 1064 Van Buren Avenue, Indian Trail, NC. This lease continues through August 31, 2014 at a monthly cost of $1,247 per month. The Company signed a new lease as of April 1, 2014 through March 31, 2016 at an average monthly cost of $1,300 in 2014, $1,317 in 2015 and $1,350 in 2016.

Future minimum rentals on non-cancelable leases for the year ending December 31, 2013 are as follows:

2014	$21,676
2015	16,050
2016	4,050
Thereafter	-
Total	$41,776

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 19 – FAIR VALUE MEASUREMENTS

The company uses the Black-Sholes model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2013 consisted of the following

		Fair Value Measurements Using
Description	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$4,780,032	$-	$4,780,032	-

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2012 consisted of the following:

		Fair Value Measurements Using
Description	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$5,473,163	$-	$5,473,163	-

NOTE 20 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed, other than those listed below:

Share Issuances on Convertible Debt

Subsequent to December 31, 2013, Company note holders elected to convert an aggregate of $1,327,831 in note principal and $395,854 in accrued interest into 3,700,150,043 shares of the Company’s common stock, pursuant to the respective conversion terms of the notes.

Subsequent to December 31, 2013, shareholders returned 102,000,000 shares to the treasury for cancellation.

Convertible Notes Payable

On February 21, 2014 the Company entered into a convertible note with an unrelated third party entity whereby the Company borrowed $40,000. The note accrues interest at a rate of five percent per annum, and is due on August 21, 2014. The note is convertible into the Company’s common stock at 60 percent of the lowest closing price during the 30-day period prior to conversion.

On February 21, 2014 the Company entered into a convertible note with an unrelated third party entity whereby the Company borrowed $5,000.  The note accrues interest at a rate of eight percent per annum and is due on September 21, 2014.  The note is convertible into shares of the Company's common stock at 60 percent of the lowest trading price during the 30-day period prior to conversion.

On March 27, 2014, 2014 the Company entered into a convertible note with an unrelated third party entity whereby the Company agreed to borrow $500,000.  The note includes an original issue discount of $100,000; therefore, the note stipulates a total principal balance of $600,000.  To date the Company has received $15,000 pursuant to the terms of the note. The note accrues no interest and is due on March 27, 2015.  The note is convertible into shares of the Company's common stock at the lower of $0.001 or 50percent of the lowest trading price during the 20-day period prior to conversion.

On April 2, 2014 the Company entered into a convertible note with an unrelated third party entity whereby the Company borrowed $25,000.  The note accrues interest at a rate of ten percent per annum and is due on October 1, 2014.  The note is convertible into shares of the Company's common stock at the lesser of $0.01 and 60 percent of the lowest trading price during the 20-day period prior to conversion.

On April 2, 2014 the Company entered into a convertible note with an unrelated third party entity whereby the Company borrowed $25,000.  The note accrues interest at a rate of ten percent per annum, and is due on October 1, 2014.  The note is convertible into the Company’s common stock at the lesser of $0.01 per share and 60 percent of the lowest closing price during the 20-day period prior to conversion.

Preferred Stock

Series E Preferred Stock

Subsequent to December 31, 2013, the Company entered into a subscription agreements to sell 645,061 shares of Series E preferred stock for services. Also, 112,360 shares of Series E preferred stock were converted into 94,104,474 shares of common stock.

Series F Preferred Stock

Subsequent to December 31, 2013, the Company entered into a subscription agreements to sell 80,000 shares of Series F preferred stock for proceeds of $80,000 ($1.00 per share) to two company officers of 40,000 shares each.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 20 – SUBSEQUENT EVENTS (CONTINUED)

Preferred Stock (Continued)

Series G Preferred Stock

On April 17, 2014, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 100,000 authorized shares of Series G Convertible Preferred Stock, par value $0.001 per share.

The shares of preferred stock have a stated value of $1.00, have voting rights equal to 5,000,000 votes of common stock, are entitled to no dividends due or payable, are non-redeemable and are convertible into the number of shares of the Corporation’s common stock determined by dividing the stated value by the conversion price which is defined as eighty five percent (85%) of the average closing bid price of the common stock over the twenty (20) trading days immediately preceding the date of conversion, but no less than par value of the common stock.

Subsequent to December 31, 2013, the Company issued 25,000 shares of Series G preferred stock to the Company’s chief executive officer in exchange for $25,000 of deferred salary ($1.00 per share).

NOTE 21 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the 2012 consolidated financial statements as originally presented in its amended Form 10-K filed on May 23, 2013.  The changes and explanation of such are as follows:

As of December 31, 2012:

Consolidated Balance Sheet	Originally Reported	Restatement Adjustment		As Restated

Assets
Accounts receivable, net of allowance	$176,123	$(85,487)	(a)	$90,636

Liabilities
Accounts payable and accrued expenses	5,277,229	(82,752)	(b)	5,194,477
Obligations collateralized by receivables	177,455	(59,733)	(b)	117,722
Notes payable	232,332	272,500	(c)	504,832
Notes payable – related parties	202,612	5,000	(c)	207,612
Derivative liability	77,655,809	(72,182,646)	(c)	5,473,163
Convertible debentures	2,480,635	(166,058)	(c)	2,314,577
Redeemable preferred stock, Series B	70,961	(70,961)	(d)	-
Redeemable preferred stock, Series D	34,602	(34,602)	(d)	-
Redeemable preferred stock, Series E	50	(50)	(d)	-

Stockholders’ Deficit
Redeemable preferred stock, Series B	-	160	(d)	160
Redeemable preferred stock, Series D	-	100	(d)	100
Redeemable preferred stock, Series E	-	40	(d)	40
Common stock	30,654	1,371	(c)	32,025
Additional paid-in capital	16,537,112	7,659,044	(c)	24,196,156
Accumulated deficit	$103,623,848	$64,573,100	(e)	$(39,050,748)

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012 (Restated)

NOTE 21 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Year Ended December 31, 2012:

Consolidated Statement of Operations	Originally Reported	Restatement Adjustment		As Restated

Revenues	$1,309,251	$(33,229)	(f)	$1,276,022
Cost of goods sold	846,885	4,500	(f)	851,385
Gross profit	462,366	(37,729)	(f)	424,637

Operating expenses	780,731	7,624	(g)	788,355

Gain (loss) on derivative valuation	(74,941,525)	72,343,973	(c)	(2,597,552)
Interest expense	(623,084)	(445,423)	(c)	(1,068,507)

Net loss before noncontrolling interest	(76,187,986)	(72,176,998)	(e)	(4,010,988)
Net loss	(76,157,284)	(72,176,998)	(e)	(3,980,286)

Net loss per common share	$(0.49)	$0.43	(e)	$(0.06)

Notes:
(a)	Reflects restatement due to adjustment to accounts receivable and allowance for doubtful accounts based on substantive testing performed in re-audit of 2012 consolidated financial statements.
(b)	Reflects restatement due to adjustment to accounts payable and accrued liabilities based on substantive testing performed in re-audit of 2012 consolidated financial statements.
(c)	Reflects restatement due to adjustment to notes payable, derivative liabilities and equity accounts based on substantive testing performed in re-audit of 2012 consolidated financial statements.
(d)	Reflects restatement due to adjustment to presentation and valuation of preferred stock based on substantive testing performed during the re-audit of 2012 consolidated financial statements.
(e)	Reflects effects of restatement adjustments that affected 2012 net income.
(f)	Reflects cumulative effect of restatements on items of revenue and cost of goods sold.
(g)	Reflects cumulative effect of restatements on items of general and administrative expenses.