Form 10-Q
period 2014-03-31
CoroWare, Inc,
filed 2015-01-06
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    March 31, 2014

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

 (800) 641-2676
(ISSUER REGISTRANT TELEPHONE NUMBER)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2014 there were 8,414,279,084 shares of the issuer's $0.0001 par value common stock outstanding.

COROWARE, INC.
March 31, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
     ITEM 1.    CONSOLIDATED FINANCIAL STQATEMENTS

COROWARE, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$1,963	$-
Accounts receivable, net	50,759	-
Inventory, net	11,358	23,601
Other current assets	1,109	1,109

Total Current Assets	65,189	24,710

PROPERTY AND EQUIPMENT, net	10,737	12,820

OTHER ASSETS
Other assets, net	10,356	10,356

Total Other Assets	10,356	10,356

TOTAL ASSETS	$86,282	$47,886

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$6,294,889	$6,133,491
Accrued expenses- related parties	171,090	183,929
Obligations collateralized by receivables	190,013	149,637
Bank overdraft	-	1,635
Notes payable	515,082	515,082
Notes payable-related parties	226,309	218,275
Dividend payable	15,969	-
Derivative liability	6,267,852	4,780,032
Current maturities of convertible debt, net of discount	2,372,928	2,452,430

Total Current Liabilities	16,054,132	14,434,511

LONG-TERM LIABILITIES

Small business administration loan	980,450	980,450

Total Long-Term Liabilities	980,450	980,450

Total Liabilities	17,034,582	15,414,961

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Redeemable preferred stock, Series B, $0.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series D, $0.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $0.001 par value, 500,000 shares authorized, 932,003 and 339,559 shares issued
and outstanding, respectively	932	340
Redeemable preferred stock, Series F, $0.001 par value, 500,000 shares authorized, 350,000 and 0 shares issued and outstanding,
respectively	350	-
Common stock; 13,000,000,000 shares authorized
at $0.0001 par value, 1,663,235,311 and 23,842,311
shares issued and outstanding, respectively	166,325	2,383
Additional paid-in capital	26,978,172	25,948,063
Non controlling interest	92,207	91,553
Treasury stock	(35,700)	(35,700)
Accumulated deficit	(44,150,846)	(41,373,974)

Total Stockholders' Deficit	(16,948,300)	(15,367,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$86,282	$47,886

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES	$291,538	$318,588
COST OF SALES	232,556	198,628
GROSS PROFIT	58,982	119,960

OPERATNG EXPENSES
General and administrative	156,744	345,379
Sales and marketing	7,389	-
Research and Development	16,569	-
Depreciation and amortization	2,083	4,231

Total Operating Expenses	182,785	349,610

LOSS FROM OPERATIONS	(123,803)	(229,650)

OTHER INCOME (EXPENSE)
Derivative Income (Expense)	(1,771,818)	741,568
Interest expense	(888,744)	(54,506)
Gain on extinguishment of debt	4,700	-

TOTAL OTHER INCOME (EXPENSE)	(2,655,862)	687,062

INCOME (LOSS) BEFORE NON CONTROLLING INTEREST	(2,779,665)	457,412
Net income (loss) attributable to non controlling interest	2,793	12,633

INCOME (LOSS) BEFORE INCOME TAXES	(2,776,872)	470,045

INCOME TAX EXPENSE	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,776,872)	470,045

NET INCOME (LOSS)	$(2,776,872)	$470,045

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	330,631,438	6,572,775

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(2,779,665)	$457,412
Net income (loss) attributable to non controlling interest	2,793	12,633
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,083	4,231
(Gain) loss on derivative valuation	2,190,919	(741,568)
Amortization of debt discount	33,366	5,542
Preferred Stock issued for services and compensation	217,012	-
Common Stock issued for services and compensation	-	28,659
Changes in operating assets and liabilities:
Accounts receivable	(50,759)	(80,452)
Other current assets	-	20,000
Inventory	12,243	(789)
Dividends payable	15,969	-
Accounts payable and accrued expenses	148,559	(77,536)

Net Cash Used in Operating Activities	(207,480)	(371,868)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Net proceeds from obligations collateralized by receivables	40,376	47,651
Proceeds from related party loans		1,532
Payments on related party loans	12,669	-
Proceeds from convertible debt financings	162,014	350,142
Net payments on line of credit	-	11,608
Proceeds from non controlling interest	654	12,000
Payments on notes payable	(4,635)	(47,232)

Net Cash Provided by Financing Activities	211,078	375,701

NET INCREASE IN CASH	3,598	3,833
CASH AT BEGINNING OF PERIOD	(1,635)	2,754

CASH AT END OF PERIOD	$1,963	$6,587

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Debt discounts on derivative liability	$(772)	$-
Common stock issued upon conversion of debt	$977,982	$169,506
Conversion of Preferred E stock in to common stock	$18,063	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CoroWare, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2013.  The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc.  Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc., Robotic Workspace Technologies, Inc., and Robotics Software Service, Inc. (herein referred to as the “Subsidiaries”).  The Company also consolidates its 51% interest in Aricon, LLC. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2013 as reported in Form 10-K have been omitted.

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

Reclassifications

None

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity instruments. As of March 31, 2014 and December 31, 2013, there were 9,473,713,338 and 1,102,528  common stock equivalents outstanding, respectively, which were excluded from the calculation of diluted loss per unit as their effect would have been anti-dilutive.

Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$-	$-
Work in process	-	-
Finished goods	11,358	23,601
Subtotal	11,358	23,601
Less: Inventory reserve	-	-
Inventory, net	$11,358	$23,601

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the three months ended March 31, 2014 of $2,776,872.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2014, the Company will require additional working capital to develop its business operations.

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

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:
Lender Name	Reference	March 31, 2014	December 31, 2013
AGS Capital Group, LLC	5(a)	$116,262	$157,687
Asher Enterprises, Inc.	5(b)	42,245	102,795
Barclay Lyons, LLC	5(c)	10,750	10,750
Blackbridge Capital, LLC	5(d)	62,672	52,042
Cariou, Raphael	5(e)	31,838	31,838
Collins, Thomas	5(f)	39,170	39,170
Kellburgh, Ltd.	5(g)	13,000	13,000
LG Capital Funding, LLC	5(h)	56,000	-
Magna Group, LLC	5(i)	17,000	-
Panache Capital, LLC	5(j)	32,685	32,685
Premier IT Solutions Corp.	5(k)	21,962	21,962
Ratzker, David	5(l)	35,834	39,184
Redwood Management, LLC	5(m)	152,895	169,647
Ridgepoint Capital	5(n)	30,470	63,715
Sobeck, Michael	5(o)	-	14,538
Tangiers Investment Group, LLC	5(p)	119,565	62,891
Westmount International Holdings	5(q)	537,318	537,318
YA Global Investments, LP	5(r))	1,021,628	1,065,433
Zoom Marketing Corporation	5(s)	65,000	140,000

		2,406,294	2,554,655
Discount		(33,366)	(102,225)
Less: Current portion of convertible debt		(2,372,928)	(2,452,430)
Long term portion of convertible debt		$-	$-

(a)	AGS Capital financing:

During the three month period ending March 31, 2014, AGS converted $41,425 of principal into 165,005,683 (33,001,136,600 pre-split) shares of the Company’s common stock.

(b)	Asher financing:

During the quarter ending March 31, 2014, Asher converted $60,550 of principal and $1,700 of interest into 172,264,834 (34,452,966,800 pre-split) share of the Company’s common stock extinguishing the debt.

(i)  Magna financing:

On February 7, 2014, a note holder, Cariou, sold their note in the amount of $36,514 to an unrelated third party (“Magna”). CoroWare then entered into a Convertible Note Agreement with Magna for that debt. The note calls for 10% interest through the maturity date of February 7, 2015. On February 7, 2014 the Company entered into an $8,500 Convertible Note Agreement with Magna. The note calls for 1% interest through the maturity date of February 7, 2015. During the quarter ending March 31, 2014, Magna converted $28,014 of principal into 72,681,767 (14,536,353,400 pre-split) shares of the Company’s common stock.

(d)	Blackbridge financing:

On February 21, 2014 the Company entered into a $40,000 Convertible Note Agreement with Blackbridge Capital. The note calls for 5% interest through the maturity date of August 21, 2014. On February 21, 2014 the Company entered into a $5,000 Convertible Note Agreement with Blackbridge Capital. The note calls for 8% interest through the maturity date of September 21, 2014. During the quarter ending March 31, 2014, Blackbridge converted $34,370 of principal into 84,387,324 (16,877,464,800 pre-split) shares of the Company’s common stock.

 (h)  LG Capital financing:

On March 11, 2014 the Company entered into a $40,000 Convertible Note Agreement with LG Capital. The note calls for 12% interest through the maturity date of March 11, 2015. On March 11, 2014 the Company entered into a $32,000 Convertible Note Agreement with LG Capital. The note calls for 12% interest through the maturity date of March 11, 2015. During the quarter ending March 31, 2014, LG converted $16,000 of principal and $160 of interest into 46,171,428 (9,234,285,600 pre-split) shares of the Company’s common stock.

 (l) Ratzker financing:

During the quarter ending March 31, 2014, Ratzker converted $3,350 of principal and $19,185 of interest into 31,524,412 (6,304,882,400 pre-split) shares of the Company’s common stock.

(m) Redwood financing:

During the quarter ending March 31, 2014, Redwood converted $16,752 of principal into 28,624,084 (5,724,816,800 pre-split) shares of the Company’s common stock.

 (n) Ridge Point financing:

During the quarter ending March 31, 2014, Ridge Point converted $33,245 of principal and interest into 87,905,000 (17,581,000,000 pre-split) shares of the Company’s common stock.

 (o) Sobeck financing:

During the quarter ending March 31, 2014, Sobeck converted $14,538 of principal and $17,921 of interest into 44,934,636 (8,986,927,200 pre-split) shares of the Company’s common stock.

 (p) Tangiers financing:

On March 27, 2014, a note holder, Zoom Marketing, sold their note in the amount of $75,000 to an unrelated third party (“Tangiers”). CoroWare then entered into a Convertible Note Agreement with Tangiers for that debt. The note calls for 5% interest through the maturity date of March 27, 2015. During the quarter ending March 31, 2014, Tangiers converted $54,326 of principal $1,357 of interest into 196,971,909 (39,394,381,800 pre-split) shares of the Company’s common stock.`

 (q) Westmount financing:

During the quarter ending March 31, 2014, Westmount converted $88,299 of interest into 160,265,406 (32,053,081,800 pre-split) shares of the Company’s common stock.

r) YA Global Investments Global, LP financing:

During the quarter ending March 31, 2014, YA Global converted $43,805 of principal and $62,151 of interest into 366,853,334 (73,370,666,800 pre-split) shares of the Company’s common stock.

 During the three months ended March 31, 2014, conversions were as follows:
Financing or other contractual arrangement:	Principal converted	Interest Converted	Shares Issued

AGS Capital Group convertible note financing	$41,425	0	165,005,683
Asher convertible note financing	60,550	1,700	172,264,834
Blackbridge convertible note financing	34,370	0	84,387,324
LC Capital convertible note financing	16,000	160	46,171,428
Magna convertible note financing	28,014	0	72,681,767
Ratzker convertible note financing	3,350	19,185	31,524,412
Redwood convertible note financing	16,752	0	28,624,084
Ridge Point convertible note financing	33,245	0	87,905,000
Sobeck convertible note financing	14,538	17,921	44,934,636
Tangiers convertible note financing	54,326	1,357	196,971,909
Westmount convertible note financing	-	88,299	160,265,406
YA Global convertible note financing	43,805	62,151	366,853,334

Several of the convertible notes are in default, however, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of six months to one year from the period-end date for purposes of the derivative liability calculations. During the three months ended March 31, 2014 the Company realized a derivative expense of $1,771,818.

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)	Stock Options:

The following table summarizes stock option activity:
	Total Options	Weighted Average Price
Outstanding, December 31, 2013	38,164	$3.60
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2014	38,164	$3.60
Exercisable at March 31, 2014	38,164	$3.60

b)	Issuance of common stock:

The following table summarizes common stock issued for services during the three month period ended March 31:

	2014		2013
	Shares	Value	Shares	Value
Employee compensation	-	$-	119,429,987	$28,659

The following table summarizes other common stock issued during the three month period ended March 31:

	2013		2012
	Shares	Value	Shares	Value
Satisfaction of payables	-	-	934,882	$17,985
Redemption of convertible debenture	1,776,865,164	169,506	5,851,154	207,859
Notes payable	-	-	-	-
	1,776,865,164	169,506	6,786,036	$225,844
d)	Dividends on preferred stock:

At March 31, 2014 and December 31, 2013, there were cumulative undeclared dividends to Preferred Series B shareholders of $49,896 and $47,900, respectively, the obligation for which is contingent on declaration by the board of directors.

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

On January 7, 2014 the Company issued 150,000 shares of preferred series E for $30,000 worth of services.

On January 31, 2014 the Company issued 230,061 shares of preferred series E for $46,012 worth of services.

On February 7, 2014 the Company issued 110,000 shares of preferred series E for $22,000 worth of services.

On February 12, 2014 the Company issued 245,000 shares of preferred series E for $49,000 worth of services.

There were 932,003 Preferred, Series E shares issued as of March 31, 2014.

f)	Preferred Stock, Series F:

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

On January 7, 2014 the Company issued 80,000 shares of preferred series F for $16,000 worth of services.

On February 7, 2014 the Company issued 160,000 shares of preferred series F for $32,000 worth of services.

On February 12, 2014 the Company issued 110,000 shares of preferred series F for $22,000 worth of services.

There were 350,000 Preferred, Series F shares issued as of March 31, 2014.

g)	Common Stock:

In addition to the common stock issued for convertible debt, the Company had the following issuances of common stock during the period.

On January 14, 2014, a nonrelated party shareholder converted 1,040 shares of preferred E stock into 1,155,556 shares of common stock.

On January 23, 2014, a related party shareholder converted 100,000 shares of preferred E stock into 60,606,061 shares of common stock.

On March 7, 2014, a nonrelated party shareholder converted 5,820 shares of preferred E stock into 16,628,571 shares of common stock.

On March 13, 2014, a nonrelated party shareholder converted 5,000 shares of preferred E stock into 14,285,714 shares of common stock.

On March 14, 2014, a nonrelated party shareholder converted 5,500 shares of preferred E stock into 15,784,216 shares of common stock.

On March 18, 2014, a nonrelated party shareholder converted 10,000 shares of preferred E stock into 28,571,429 shares of common stock.

h)	Reverse split:

On January 3, 2014, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed, other than those listed below:

Share Issuances on Convertible Debt

Subsequent to March 31, 2014, Company note holders elected to convert and aggregate of $967,559 in note principle and accrued interest to 6,602,572,536 shares of the Company’s common stock, pursuant to the respective conversion terms of the notes.

Subsequent to March 31, 2014, shareholders returned 223,405,826 shares to the treasury for cancellation.

Convertible Notes Payable

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

Preferred Stock
Series E Preferred Stock

Subsequent to March 31, 2014, the Company entered into a subscription agreements to sell 645,061 shares of Series E preferred stock for services. Also, 112,360 shares of Series E preferred stock were converted into 94,104,474 shares of common stock.
Series F Preferred Stock

Subsequent to March 31, 2014, the Company entered into a subscription agreements to sell 80,000 shares of Series F preferred stock for proceeds of $80,000 ($1.00 per share) to two company officers of 40,000 shares each.

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

Subsequent to March 31, 2014, the Company issued 25,000 shares of Series G preferred stock to the Company’s chief executive officer in exchange for $25,000 of deferred salary ($1.00 per share).

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

CoroWare Technologies comprises three separately managed lines of business:
·	CoroWare Business Solutions: IT and lab management; business intelligence; software architecture, design and development; content delivery; partner and program management.
·	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms.
·	Enhanced Collaboration Solution: Collaboration and conferencing products, solutions and subscription services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013:

During the three-month period ended March 31, 2014 (the "2014 Period") revenues were $291,538 compared to revenues of $318,588 during the three-month period ended March 31, 2013 (the "2013 Period").  Our revenues decreased minimally compared to the previous year as customers continued to moderate spending on software development services for IT consulting and software development projects; and continued to purchase CoroCall hosted services instead of videoconferencing infrastructure.

Cost of revenues was $232,556 for the 2014 Period compared to $198,628 for the 2013 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2014 revenues amounted to $58,982 (20%) gross profit percentage) compared to $119,960 (37% gross profit percentage) for the 2013 Period.  The decreased gross profit percentage resulted from increased labor costs and retaining key service delivery personnel for anticipated service engagements in the upcoming 2014 Period.

Research and development was $16,569 (5% of gross revenues) for the 2014 Period compared to $0 (0%) of gross revenues) in the 2013 Period.  The increased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $182,785 during the 2014 Period compared to $349,610 during the 2013 Period.  General and Administration expenses decreased by 54.6% to $156,744 in the 2014 Period compared to $345,379 for the 2013 Period as the Company reduced its executive compensation and public company expenses.  Sales and marketing expenses increased to $7,389 in the 2014 Period compared to $0 for the 2013 Period as the Company refocused its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $123,803 during the 2014 Period compared to $229,650 in the 2013 Period.

Total other expense was $2,655,862 during the 2014 Period compared to other income of $687,062 in the 2013 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative expense in the 2014 Period is primarily due to expense recognized in connection with redemptions on various debentures during the quarter.  Interest expense for the three month 2014 Period is $888,744 compared to $54,506 for the three month 2013 Period.  The debt discount amortized using the effective interest method was $50,789 during 2014 compared to $100,794 during 2013.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2014 Period was $2,776,872 compared to net income of $470,045 for the 2013 Period.

Basic weighted average shares outstanding were 330,631,438 during the 2014 Period compared to 6,572,775 in the 2013 Period.  There is no fully diluted calculation for the 2014 Period as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had current assets of $65,189, current liabilities of $16,054,132, negative working capital of $15,967,657 and an accumulated deficit of $44,150,846.  For the three months ending March 31, 2014, we had net cash flows used in operating activities of ($207,480), net cash flows used in investing activities of $-0- and net cash flows provided by financing activities of $211,078.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2013:
	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,372,928	$2,372,928	$-	$-	$-
Notes payable	515,082	515,082	-	-	-
Notes payable, related parties	226,309	226,309	-	-	-
Long –term debt	980,450	980,450	-	-	-
Total	$4,094,769	$4,094,769	$-	$-	$-

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-K for the year ended December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

During the quarter ending March 31, 2014, the Company made issuances of 75,000,000 shares of its common stock, at a price equal to $0.0001 per share, to AGS as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2014, the Company made issuances of 240,000,000 shares of its common stock, at a price equal to $0.0001 per share, to Asher as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2014, the Company made issuances of 94,000,000 shares of its common stock, at a price equal to $0.00011 per share, to Magna as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2014, the Company made issuances of 212,090,000 shares of its common stock, at a price equal to $0.00012 per share, to Panache as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2014, the Company made issuances of 50,000,000 shares of its common stock, at a price equal to $0.00013 per share, to Ratzker as described in NOTE 5 - CONVERTIBLE DEBT

During the quarter ending March 31, 2014, the Company made issuances of 209,817,812 shares of its common stock, at a price equal to $0.00014 per share, to Redwood as described in NOTE 5 - CONVERTIBLE DEBT

During the quarter ending March 31, 2014, the Company made issuances of 405,000,000 shares of its common stock, at a price equal to $0.0001 per share, to RidgePoint as described in NOTE 5 - CONVERTIBLE DEBT

During the quarter ending March 31, 2014, the Company made issuances of 198,041,345 shares of its common stock, at a price equal to $0.00016 per share, to Tangiers as described in NOTE 5 - CONVERTIBLE DEBT.

During the quarter ending March 31, 2014, the Company made issuances of 19,196,530 shares of its common stock, at a price equal to $0.00017 per share, to Westmount as described in NOTE 5 - CONVERTIBLE DEBT

During the quarter ending March 31, 2014, the Company made issuances of 176,049,020 shares of its common stock, at a price equal to $0.00015 per share, to Yorkville as described in NOTE 5 - CONVERTIBLE DEBT

The shares were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	No material default in the payment of principal, interest, a sinking fund or purchase fund installment, or any other material default not cured within 30 days exists as of the balance sheet date.
(b)	As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.
(c)
At March 31, 2013, we are in default on the remaining of the original $2,825,000 Secured Convertible Debenture presently held by Yorkville Advisors, LLC.  Yorkville currently holds $395,628 of the first tranche and $82,630 of the third tranche.  The remainder of the first tranche was assigned to a third party (“Ratzker”) who amended the terms in March 2011 extending the maturity date to March 2013.  During the second quarter of 2011, Ratzker assigned 50% of his note to another third party (“Redwood”).  The second trance was assigned to a third party who did not amend the terms.  The note is still in default.  The debenture accrued interest at 10% per annum thru March 25, 2008 at which time the interest rate was increased to 14% per annum.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(d)
As of March 31, 2013, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $600,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(e)
As of March 31, 2013, we are in default on our Secured Convertible Debenture presently held by Yorkville Advisors, LLC in the face amount of $300,000.  The debenture accrued interest at 14% per annum and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(f)
As of March 31, 2013, we are in default on our Unsecured Convertible Debenture presently held by Barclay Lyons in the face amount of $10,750.  The debenture accrued interest at 21% through the maturity date of July 28, 2011 with default interest at 35% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(g)
As of March 31, 2013, we are in default on our Unsecured Convertible Debenture presently held by Martin Harvey in the face amount of $67,042.  The debenture accrued interest at 10% through the maturity date of May 2, 2011 with default interest at 15% thereafter.  The debenture is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(h)
As of March 31, 2013, we are in default on our Unsecured Convertible Debenture presently held by Thomas Collins in the face amount of $39,170.  The debenture accrues interest at 15% and is convertible at the option of the holder into shares of CoroWare, Inc. common stock.

(i)
As of March 31, 2013, we are in default on two notes payable aggregating $100,000.  The notes accrued interest at 8% through the maturity date of February 2003 with default interest at 15% thereafter.  The notes are convertible at the option of the holder into shares of CoroWare, Inc. common stock.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

CoroWare, Inc.

Dated: December 31, 2014	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)