Form 10-Q
period 2014-06-30
CoroWare, Inc,
filed 2015-04-20
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    June 30, 2014

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

As of April 14, 2015 there were 8,414,279,084 shares of the issuer's $0.0001 par value common stock outstanding.

COROWARE, INC.
June 30, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STQATEMENTS

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$208	$-
Accounts receivable, net	69,082	-
Inventory, net	18,718	23,601
Other current assets	1,109	1,109

Total Current Assets	89,117	24,710

PROPERTY AND EQUIPMENT, net	10,408	12,820

OTHER ASSETS
Other assets, net	10,356	10,356

Total Other Assets	10,356	10,356

TOTAL ASSETS	$109,881	$47,886

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,627,990	$6,133,491
Accrued expenses- related parties	171,090	183,929
Obligations collateralized by receivables	193,133	149,637
Bank overdraft	-	1,635
Notes payable	540,082	515,082
Notes payable-related parties	222,214	218,275
Dividend payable	15,969	-
Derivative liability	5,181,237	4,780,032
Current maturities of convertible debt, net of discount	1,977,761	2,452,430

Total Current Liabilities	13,929,476	14,434,511

LONG-TERM LIABILITIES

Small business administration loan	980,450	980,450

Total Long-Term Liabilities	980,450	980,450

Total Liabilities	14,909,926	15,414,961

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Redeemable preferred stock, Series A, $.001 par value, 125,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series C, $.001 par value, 500,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $.001 par value, 500,000 shares authorized, 777,856 and 339,559 shares issued
and outstanding, respectively	788	340
Redeemable preferred stock, Series F, $.001 par value, 500,000 shares authorized, 190,000 and 0 shares issued and outstanding,
respectively	190	-
Redeemable preferred stock, Series G, $.001 par value, 500,000 shares authorized, 25,000 and 0 shares issued and outstanding,
respectively	25	-
Common stock; 73,000,000,000 shares authorized
at $0.0001 par value, 8,042,402,021 and 23,842,518
shares issued and outstanding, respectively	804,242	2,383
Additional paid-in capital	28,258,257	25,948,063
Non controlling interest	92,244	91,553
Treasury stock	(35,700)	(35,700)
Accumulated deficit	(43,920,351)	(41,373,974)

Total Stockholders' Deficit	(14,800,045)	(15,367,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$109,881	$47,886

 The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$391,213	$239,596	$682,751	$558,184
COST OF SALES	360,745	178,192	593,301	376,820
GROSS PROFIT	30,468	61,404	89,450	181,364

OPERATNG EXPENSES
General and administrative	271,872	209,334	428,616	554,713
Sales and marketing	24,620	-	32,009	-
Research and Development	38,291	-	54,860	-
Depreciation and amortization	1,748	4,231	3,831	8,462

Total Operating Expenses	336,531	213,565	519,316	563,175

LOSS FROM OPERATIONS	(306,063)	(152,161)	(429,866)	(381,811)

OTHER INCOME (EXPENSE)
Derivative Income (Expense)	616,292	57,011,047	(1,155,526)	57,752,615
Interest expense	(120,510)	(354,049)	(1,009,254)	(408,555)
Gain on extinguishment of debt	40,813	-	45,513	-

TOTAL OTHER INCOME (EXPENSE)	536,595	56,656,998	(2,119,267)	57,344,060

INCOME (LOSS) BEFORE NON CONTROLLING INTEREST	230,532	56,504,837	(2,549,133)	56,962,249
Net income (loss) attributable to non controlling interest	(37)	10,193	2,756	22,826

INCOME (LOSS) BEFORE INCOME TAXES	230,495	56,515,030	(2,546,377)	56,985,075

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$230,495	$56,515,030	$(2,546,377)	$56,985,075

BASIC INCOME (LOSS) PER SHARE	$0.00	$0.02	$(0.00)	$0.02

DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.02	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	5,962,079,900	2,935,326,681	3,161,912,157	2,401,827,198

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	15,753,270,261	2,935,326,681	3,161,912,157	2,401,827,198

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(2,549,133)	$56,962,249
Net income (loss) attributable to non controlling interest	2,756	22,826
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	3,831	9,693
(Gain) loss on derivative valuation	1,871,607	(57,752,615)
Amortization of debt discount	35,764	-
Preferred Stock issued for services and compensation	848,066	-
Common Stock issued for services and compensation	-	30,478
Changes in operating assets and liabilities:
Accounts receivable	(69,082)	(39,594)
Other current assets	-	20,000
Inventory	4,883	(19,503)
Dividends payable	15,969	-
Accounts payable and accrued expenses	(518,339)	341,551

Net Cash Used in Operating Activities	(353,678)	(424,915)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,419)	-

Net Cash Used in Investing Activities	(1,419)	-

FINANCING ACTIVITIES
Net proceeds from obligations collateralized by receivables	43,496	62,802
Proceeds from related party loans	3,939	18,757
Proceeds from convertible debt financings	283,814	261,477
Net proceeds from line of credit	-	10,912
Proceeds from non controlling interest	691	10,000
Proceeds from notes payable	25,000	62,250

Net Cash Provided by Financing Activities	356,940	426,198

NET INCREASE (DECREASE) IN CASH	1,843	1,283
CASH AT BEGINNING OF PERIOD	(1,635)	2,754

CASH AT END OF PERIOD	$208	$4,037

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Debt discounts on derivative liability	$2,398	$-
Common stock issued upon conversion of debt	$2,308,344	$249,656
Conversion of Preferred E stock in to common stock	$29,205	$-
Cancellation of common stock	$22,341	$-

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

Reclassifications

None

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity instruments. As of June 30 2014 there were 7,710,868,240 common stock equivalents outstanding which were excluded from the calculation of diluted loss per unit as their effect would have been anti-dilutive.

Inventories

Inventories consist of the following:
	June 30, 2014	December 31, 2013
Raw materials	$-	$-
Work in process	-	-
Finished goods	18,718	23,601
Subtotal	18,718	23,601
Less: Inventory reserve	-	-
Inventory, net	$18,718	$23,601

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the six months ended June 30, 2014 of $2,546,377.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2014, the Company will require additional working capital to develop its business operations.

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

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  Obligations collateralized by receivables under the Capefirst agreement were $193,133 and $149,637 as of June 30, 2014 and December 31, 2014, respectively.

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

Lender Name	Reference	June 30, 2014	December 31, 2013
AGS Capital Group, LLC	5(a)	$105,929	$157,687
Asher Enterprises, Inc.	5(b)	-	102,795
Barclay Lyons, LLC		10,750	10,750
Blackbridge Capital, LLC	5(d)	28,937	52,042
Burrington Capital, LLC	5(e)	-	-
Cariou		31,838	31,838
Collins, Thomas		39,170	39,170
Dakota Capital	5(h)	200,000	-
Ferro, Patrick	5(i)	50,000	-
IBC Funds	5(j)	5,550	-
Kellburgh, Ltd.		13,000	13,000
LG Capital Funding, LLC	5(l)	56,000	-
Liben, Barry	5(m)	-	-
Magna Group, LLC	5(n)	8,500	-
Panache Capital, LLC		32,685	32,685
Premier IT Solutions Corp.		21,962	21,962
Ratzker, David	5(q)	-	39,184
Redwood Management, LLC	5(r)	122,611	169,647
Reserve Capital	5(s)
Ridgepoint Capital	5(t)	5,852	63,715
Sobeck, Michael	5(u)	-	14,538
Tangiers Investment Group, LLC	5(v)	31,795	62,891
Tuohy	5(w)	-	-
Westmount International Holdings	5(x)	537,318	537,318
YA Global Investments, LP	5(y)	646,628	1,065,433
Zoom Marketing Corporation	5(z)	65,000	140,000

Total		2,013,525	2,554,655
Discount		(35,764)	(102,225)
Less: Current portion of convertible debt		(1,977,761)	(2,452,430)
Long term portion of convertible debt		$-	$-

(a)      AGS Capital financing:

During the six month period ending June 30, 2014, AGS converted $51,758 of principal into 460,235,631 shares of the Company’s common stock.

(b)      Asher financing:

During the six month period June 30, 2014, Asher converted $102,795 of principal and $4,480 of interest into 343,639,834 shares of the Company’s common.

(d)      Blackbridge financing:

On February 21, 2014 the Company entered into a $40,000 Convertible Note Agreement with Blackbridge Capital. The note calls for 5% interest through the maturity date of August 21, 2014. On February 21, 2014 the Company entered into a $5,000 Convertible Note Agreement with Blackbridge Capital. The note calls for 8% interest through the maturity date of September 21, 2014. During the six month period ended June 30, 2014, Blackbridge converted $68,105 of principal into 521,790,033 shares of the Company’s common stock.

(e)  Burrington financing:

On April 8, 2014, a note holder, YA Global, sold a portion of their note in the amount of $93,250 to an unrelated third party (“Burrington”). CoroWare then entered into a Convertible Note Agreement with Burrington for that debt. The note calls for 14% interest through the maturity date and is due upon demand. During the six month period ended June 30, 2014, Burrington converted $93,250 of principle into 625,000,000 shares of the Company’s common stock.

(h)  Dakota Capital financing:

On April 8, 2014, a note holder, YA Global, sold a portion of their note in the amount of $200,000 to an unrelated third party (“Dakota Capital”). CoroWare then entered into a Convertible Note Agreement with Dakota Capital for that debt. The note calls for 14% interest through the maturity date December 31, 2014.

(i)  Ferro financing:

On April 8, 2014, a note holder, YA Global, sold a portion of their note in the amount of $50,000 to an unrelated third party (“Ferro”). CoroWare then entered into a Convertible Note Agreement with Dakota Capital for that debt. The note calls for 14% interest through the maturity date December 31, 2014.

(j)	IBC financing:

On April 2, 2014 the Company entered into a $96,800 Settlement Agreement with IBC Capital. The amount is due upon demand and the discount is increased 5% for each delinquency up to a maximum of 90%. During the six month period June 30, 2014, IBC converted $91,250 of principal into 800,000,000 share of the Company’s common stock.

(l)  LG Capital financing:

On March 11, 2014 the Company entered into a $40,000 Convertible Note Agreement with LG Capital. The note calls for 12% interest through the maturity date of March 11, 2015. On March 11, 2014 the Company entered into a $32,000 Convertible Note Agreement with LG Capital. The note calls for 12% interest through the maturity date of March 11, 2015. During the six month period ended June 30, 2014, LG converted $16,000 of principal and $160 of interest into 46,171,428 shares of the Company’s common stock.

(m)  Liben financing:

On April 1, 2014 the Company entered into a $25,000 Convertible Note Agreement with Barry Liben. The note calls for 10% interest through the maturity date of March 11, 2015. On March 11, 2014 the Company entered into a $32,000 Convertible Note Agreement with LG Capital. The note calls for 12% interest through the maturity date of October 1, 2014. During the six month period ended June 30, 2014, Liben converted $25,000 of principal and $160 of interest into 147,058,823 shares of the Company’s common stock.

 (n)  Magna financing:
On February 7, 2014, a note holder, Cariou, sold their note in the amount of $36,514 to an unrelated third party (“Magna”). CoroWare then entered into a Convertible Note Agreement with Magna for that debt. The note calls for 10% interest through the maturity date of February 7, 2015. On February 7, 2014 the Company entered into an $8,500 Convertible Note Agreement with Magna. The note calls for 1% interest through the maturity date of February 7, 2015. During the six month period ended June 30, 2014, Magna converted $36,514 of principal and $164 of interest into 97,436,053 shares of the Company’s common stock.

 (q) Ratzker financing :

During the six month period ended June 30, 2014, Ratzker converted $3,350 of principal and $19,185 of interest into 31,524,412, shares of the Company’s common stock.

(r) Redwood financing:

During the six month period ending June 30, 2014, Redwood converted $47,036 of principal into 210,147,424 shares of the Company’s common stock.

 (s) Reserve Capital financing:

During the six month period ending June 30, 2014, Reserve Capital converted $10,000 of principal into 100,000,000 shares of the Company’s common stock.

 (t) Ridge Point financing:

During the six month period ended June 30, 2014, Ridge Point converted $60,503 of principal into 650,085,000 shares of the Company’s common stock.

 (u) Sobeck financing:

During the six month period ended June 30, 2014, Sobeck converted $14,538 of principal and $17,921 of interest into 44,934,636 shares of the Company’s common stock.

 (v) Tangiers financing:

On March 27, 2014, a note holder, Zoom Marketing, sold their note in the amount of $75,000 to an unrelated third party (“Tangiers”). CoroWare then entered into a Convertible Note Agreement with Tangiers for that debt. The note calls for 5% interest through the maturity date of March 27, 2015. During the six month period ended June 30, 2014, Tangiers converted $185,686 of principal and $1,357 of interest into 1,561,412,909 shares of the Company’s common stock.

(w) Tuohy financing:

On April 1, 2014, a note holder, YA Global, sold a $40,000 of their original note of in the amount $1,250,000 to an unrelated third party (“Tuohy”). CoroWare then entered into a Convertible Note Agreement with Tangiers for that debt. The note calls for 14% interest through the maturity date of December 31, 2014. During the six month period ended June 30, 2014, Tuohy converted $40,000 of principal into 171,117,647 shares of the Company’s common stock.`

 (x) Westmount financing:

During the six month period ended June 30, 2014, Westmount converted $261,259 of interest into 571,291,829 shares of the Company’s common stock.

(y) YA Global Investments Global, LP financing:

During the six month period ended June 30, 2014, YA Global converted $43,805 of principal and $269,223 of interest into 1,264,167,158 shares of the Company’s common stock.

(z) Zoom Marketing financing:

See Tangiers financing note above.

 During the six month period ended June 30, 2014, conversions were as follows:

Financing or other contractual arrangement:	Principal converted	Interest Converted	Shares Issued

AGS Capital Group convertible note financing	$51,758	0	460,235,631
Asher convertible note financing	102,795	4,480	343,639,834
Blackbridge convertible note financing	68,105	0	521,790,033
Burrington convertible note financing	93,250	0	698,671,428
IBC Funds convertible note financing	91,250	0	800,000,000
LC Capital convertible note financing	16,000	160	46,171,428
Liben convertible note financing	25,000	0	147,058,823
Magna convertible note financing	36,514	164	97,436,053
Ratzker convertible note financing	3,350	19,185	31,524,412
Redwood convertible note financing	47,036	0	210,147,424
Reserve Capital convertible note financing	10,000	0	100,000,000
Ridge Point convertible note financing	60,503	0	525,905,000
Sobeck convertible note financing	14,538	17,921	44,934,636
Tangiers convertible note financing	185,686	1,357	1,561,412,909
Tuohy, Patrick convertible note financing	40,000	0	171,117,647
Westmount convertible note financing	0	261,259	571,291,829
YA Global convertible note financing	43,805	269,223	1,264,167,158

Several of the convertible notes are in default, however, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of six months to one year from the period-end date for purposes of the derivative liability calculations. During the six month period ended June 30, 2014 the Company realized a derivative expense of $1,155,526 and derivative income for the three months ended June 30, 2014 of $616,292.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, the Company had notes payable related party of $222,214 and $218,275. The Company is currently accruing interest on these loans at a rate of 1.5% per annum. Total accrued interest related to related party loans was $155,621 and $183,929 as of June 30, 2014 and December 31, 2013, respectively. Related party interest amounts are included in accrued expenses related party on the balance sheet. The June 30, 2014 balance also includes Board of Director fees payable in the amount $15,469.

NOTE 7 - OTHER STOCKHOLDERS’ EQUITY

    a) Stock Options:

The following table summarizes stock option activity:

Number of Options and Warrants
Outstanding, December 31, 2013	53,164
Options and warrants, granted	-
Options and warrants, exercised	-
Options and warrants, forfeited or expired	(15,000)
Outstanding, June 30, 2014	38,164
Exercisable at June 30, 2014	38,164

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	1.87	$3.60	38,164	$3.60
$70 to $120	-	-	$-	-	$-
$121 to $1,200	-	-	$-	-	$-
	53,164	1.84	$3.60	38,164	$3.60

The following table summarizes common stock issued for services during the comparable periods:
	2014		2013
	Shares	Value	Shares	Value
Employee compensation	-	$-	119,429,987	$37,522

The following table summarizes other common stock issued during the comparable periods:

	2014		2013
	Shares	Value	Shares	Value
Satisfaction of payables	-	$-	-	$-
Redemption of convertible debenture	7,726,512,817	$2,264,650	3,996,220,260	$1,421,852
Notes payable	-	$-	-	$-
	7,726,512,817	$2,264,650	3,996,220,260	$$1,421,852

    d) Dividends on preferred stock:

At June 30, 2014 and December 31, 2013, there were cumulative undeclared dividends to Preferred Series B shareholders of $49,896 and $47,900, respectively, the obligation for which is contingent on declaration by the board of directors.

    e) Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v) has no voting rights except when mandated by Delaware law. There were no shares of Series A Preferred Shares outstanding at any time during the periods ended June 30, 2014 and 2013.

    f) Series B Preferred Stock

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

There were 159,666 and 159,666 shares of Series D Preferred Stock issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

    g) Series D Preferred Stock

The Company has authorized 500,000 shares of Series D Preferred Stock. During 2007, the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series D Convertible Preferred Stock at the lesser of eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or $0.04 and stock purchase warrants equal to the number of shares of common stock converted from the Series D Convertible Preferred Stock, exercisable at $0.06 per share and which expire five (5) years from the conversion date.

There were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

    h) Preferred Stock, Series E:

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

During the six-month period ended June 30, 2014 the Company issued 607,856 shares of preferred series E for $212,248 worth of deferred salary, $60,608 worth of accrued salary, and $335,000 worth of bonuses. The fair value of the preferred series E shares was based on the trading price of common stock equivalents into which the preferred shares were convertible on the date of issuance and was $658,707, which resulted in additional charges to professional fees of $113,386.

There were 788,084 and 339,559 shares of Series E Preferred Stock issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

    i) Preferred Stock, Series F:

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

During the six-month period ended June 30, 2014 the Company issued 190,000 shares of preferred series F for $60,000 worth of deferred salary, $80,000 worth of accrued salary, and $50,000 worth of accounts payable.  The fair value of the preferred series F shares was based on the trading price of common stock equivalents into which the preferred shares were convertible on the date of issuance and was $101,824, which resulted in a gain on settlement of accrued liabilities, recorded as a decrease in charges to professional fees, of $88,176.

There were 190,000 and -0- shares of Series F Preferred Stock issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

    j) Preferred Stock, Series G:

On April 17, 2014, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series G Convertible Preferred Stock, par value $0.001 per share.

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

During the six-month period ended June 30, 2014 the Company issued 25,000 shares of preferred series G to a related party for $25,000 worth of deferred salary.  The fair value of the preferred series G shares was based on the trading price of common stock equivalents into which the preferred shares were convertible on the date of issuance and was $8,780, which, as the recipient is a related party resulted in an increase to additional paid-in capital of $16,220.

There were 25,000 and -0- shares of Series G preferred stock issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

    k) Common Stock:

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

On March 24, 2014, a nonrelated party shareholder converted 15,257 shares of preferred E stock into 43,591,429 shares of common stock.

On April 14, 2014, a nonrelated party shareholder converted 16,714 shares of preferred E stock into 111,423,710 shares of common stock.

   l)           Reverse split:

On January 3, 2014, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed, other than those listed below:

Share Issuances on Convertible Debt

Subsequent to June 30, 2014, Company note holders elected to convert an aggregate of $14,024 in note principal into 371,877,063 shares of the Company’s common stock, pursuant to the respective conversion terms of the notes.

Preferred Stock
Series E Preferred Stock

Subsequent to June 30, 2014, the Company entered into a subscription agreements to sell 30,000 shares of Series E preferred stock for services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013:

During the three-month period ended June 30, 2014 (the "2014 Period") revenues were $391,213 compared to revenues of $239,596 during the three-month period ended June 30, 2013 (the "2013 Period").  Our revenues increased compared to the previous year as customers continued to increase spending on software development services for IT consulting and software development projects.

Cost of revenues was $360,745 for the 2014 Period compared to $178,192 for the 2013 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2014 revenues amounted to $30,468 (8%) gross profit percentage) compared to $178,192 (26% gross profit percentage) for the 2013 Period.  The decreased gross profit percentage resulted from increased labor costs and retaining key service delivery personnel for anticipated service engagements in the upcoming 2014 Period.

Research and development was $38,291 (5% of gross revenues) for the 2014 Period compared to $0 (0%) of gross revenues) in the 2013 Period.  The increased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $336,531 during the 2014 Period compared to $213,565 during the 2013 Period.  General and Administration expenses increased to $271,872 in the 2014 Period compared to $209,334 for the 2013. This increase was due to an increase in stock issued for professional services.   Sales and marketing expenses increased to $24,260 in the 2014 Period compared to $0 for the 2013 Period as the Company refocused its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $651,367 during the 2014 Period compared to $152,161 in the 2013 Period.

Total other income was $536,595 during the 2014 Period compared to $56,656,998 in the 2013 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative expense in the 2014 Period is primarily due to expense recognized in connection with redemptions on various debentures during the quarter.  Interest expense for the three month 2014 Period is $125,510 compared to $354,049 for the three month 2013 Period.  The debt discount amortized using the effective interest method was $2,398 during 2014 compared to $0 during 2013.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net income for the 2014 Period was $230,495 compared to net income of $56,515,030 for the 2013 Period.

Basic weighted average shares outstanding were 5,962,079,900 during the 2014 Period compared to 2,935,326,681 in the 2013 Period.

 Diluted weighted average shares outstanding were 15,753,270,261 during the 2014 Period compared to 2,935,326,681 in the 2013 Period.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013:

During the six-month period ended June 30, 2014 (the "2014 Period") revenues were $682,751 compared to revenues of $558,184 during the six-month period ended June 30, 2013 (the "2013 Period").  Our revenues increased compared to the previous year as customers continued increased spending on software development services for IT consulting and software development projects.

Cost of revenues was $593,301 for the 2014 Period compared to $376,820 for the 2013 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2014 revenues amounted to $89,450 (13% gross profit percentage) compared to $181,364 (32% gross profit percentage) for the 2013 Period.  The decreased gross profit percentage resulted from increased labor costs and retaining key service delivery personnel for anticipated service engagements in the upcoming 2014 Period.

Research and development was $54,860 (8% of gross revenues) for the 2014 Period compared to $0 (0%) of gross revenues) in the 2013 Period.  The increased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $519,316 during the 2014 Period compared to $563,175 during the 2013 Period.  General and Administration expenses decreased to $428,616 in the 2014 Period compared to $554,713 for the 2013 Period as the Company.  .  Sales and marketing expenses increased to $54,860 in the 2014 Period compared to $0 for the 2013 Period as the Company refocused its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $429,866 during the 2014 Period compared to $381,811 in the 2013 Period.

Total other expense was $2,119,267 during the 2014 Period compared to other income of $57,344,060 in the 2013 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative expense in the 2014 Period is primarily due to expense recognized in connection with redemptions on various debentures during the quarter.  Interest expense for the six month 2014 Period is $1,009,254 compared to $408,555 for the six month 2013 Period.  The debt discount amortized using the effective interest method was $35,764 during 2014 compared to $0 during 2013.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2014 Period was $2,546,377 compared to net income of $56,985,075 for the 2013 Period.

Basic and Diluted weighted average shares outstanding were 3,161,912,157 during the 2014 Period compared to 2,401,827,198 in the 2013 Period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had current assets of $89,117, current liabilities of $13,929,476, negative working capital of $13,840,359 and an accumulated deficit of $43,920,351.  For the six months ending June 30, 2014, we had net cash flows used in operating activities of ($353,678), net cash flows used in investing activities of $1,419 and net cash flows provided by financing activities of $356,940.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of June 30, 2014:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$1,977,761	$1,977,761	$-	$-	$-
Notes payable	540,082	540,082	-	-	-
Notes payable, related parties	222,214	222,214	-	-	-
Long –term debt	980,450	-	980,450	-	-
Total	$3,720,507	$2,740,057	$980,450	$-	$-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

During the six months ended June 30, 2014, the Company made issuances of 460,235,631 shares of its common stock, at a price equal to $0.0001 per share, to AGS as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 343,639,834 shares of its common stock, at a price equal to $0.0001 per share, to Asher as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 521,790,033 shares of its common stock, at a price equal to $0.0001 per share, to Blackbridge as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 698,671,428 shares of its common stock, at a price equal to $0.0001 per share, to Burrington as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 800,000,000 shares of its common stock, at a price equal to $0.0001 per share, to IBC as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 46,171,428 shares of its common stock, at a price equal to $0.0001 per share, to LC Capital as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 147,058,823 shares of its common stock, at a price equal to $0.00011per share, to Liben as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 97,436,053 shares of its common stock, at a price equal to $0.0001 per share, to Magna as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 31,524,412 shares of its common stock, at a price equal to $0.0001 per share, to Ratzker as described in NOTE 5 - CONVERTIBLE DEBT

During the six months ended June 30, 2014, the Company made issuances of 210,147,424 shares of its common stock, at a price equal to $0.0001 per share, to Redwood as described in NOTE 5 - CONVERTIBLE DEBT

During the six months ended June 30, 2014, the Company made issuances of 100,000,000 shares of its common stock, at a price equal to $0.0001 per share, to Reserve Capital as described in NOTE 5 - CONVERTIBLE DEBT

During the six months ended June 30, 2014, the Company made issuances of 525,905,000 shares of its common stock, at a price equal to $0.0001 per share, to RidgePoint as described in NOTE 5 - CONVERTIBLE DEBT

During the six months ended June 30, 2014, the Company made issuances of 44,934,636 shares of its common stock, at a price equal to $0.0001 per share, to Sobeck as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 1,561,412,909 shares of its common stock, at a price equal to $0.0001 per share, to Tangiers as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 1,561,412,909 shares of its common stock, at a price equal to $0.0001 per share, to Tangiers as described in NOTE 5 - CONVERTIBLE DEBT.

During the six months ended June 30, 2014, the Company made issuances of 171,117,647 shares of its common stock, at a price equal to $0.0001 per share, to Tuohy as described in NOTE 5 - CONVERTIBLE DEBT

During the six months ended June 30, 2014, the Company made issuances of 571,921,829 shares of its common stock, at a price equal to $0.0001 per share, to Westmount as described in NOTE 5 - CONVERTIBLE DEBT

During the six months ended June 30, 2014, the Company made issuances of 1,264,167,158 shares of its common stock, at a price equal to $0.0001 per share, to Yorkville as described in NOTE 5 - CONVERTIBLE DEBT

The shares were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	No material default in the payment of principal, interest, a sinking fund or purchase fund installment, or any other material default not cured within 30 days exists as of the balance sheet date.
(b)	As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.
(c)	At June 30, 2014, we are in default on all of our secured and unsecured debt except for the small business administration loan.

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

CoroWare, Inc.

Dated: April 14, 2015	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)