Form 10-Q
period 2014-09-30
CoroWare, Inc,
filed 2015-05-11
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    September 30, 2014

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

 (800) 641-2676
(ISSUER REGISTRANT TELEPHONE NUMBER)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒
As of May 8, 2015 there were 8,414,279,084 shares of the issuer's $0.0001 par value common stock outstanding.

COROWARE, INC.
September 30, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
     ITEM 1.    CONSOLIDATED FINANCIAL STQATEMENTS

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Accounts receivable, net	$67,095	$-
Inventory, net	19,802	23,601
Other current assets	1,109	1,109

Total Current Assets	88,006	24,710

PROPERTY AND EQUIPMENT, net	10,421	12,820

OTHER ASSETS
Other assets, net	11,934	10,356

Total Other Assets	11,934	10,356

TOTAL ASSETS	$110,361	$47,886

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,851,824	$6,133,491
Accrued expenses- related parties	171,090	183,929
Obligations collateralized by receivables	149,124	149,637
Bank overdraft	2,164	1,635
Notes payable	540,082	515,082
Notes payable-related parties	221,534	218,275
Dividend payable	15,969	-
Derivative liability	4,484,991	4,780,032
Current maturities of convertible debt, net of discount	1,977,038	2,452,430

Total Current Liabilities	13,413,816	14,434,511

LONG-TERM LIABILITIES

Small business administration loan	980,450	980,450

Total Long-Term Liabilities	980,450	980,450

Total Liabilities	14,394,266	15,414,961

Commitments and contingencies
	-	-
STOCKHOLDERS' DEFICIT

Redeemable preferred stock, Series A, $.001 par value, 125,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series C, $.001 par value, 500,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $.001 par value, 1,000,000 shares authorized, 788,084 and 339,559 shares issued
and outstanding, respectively	788	340
Redeemable preferred stock, Series F, $.001 par value, 500,000 shares authorized, 190,000 and 0 shares issued and outstanding,
respectively	190	-
Redeemable preferred stock, Series G, $.001 par value, 500,000 shares authorized, 250,000 and 0 shares issued and outstanding,
respectively	25	-
Common stock; 13,000,000,000 shares authorized
at $0.0001 par value, 8,443,081,976 and 23,842,518
shares issued and outstanding, respectively	844,310	2,383
Additional paid-in capital	28,260,425	25,948,063
Non controlling interest	92,281	91,553
Treasury stock	(35,700)	(35,700)
Accumulated deficit	(43,446,484)	(41,373,974)

Total Stockholders' Deficit	(14,283,905)	(15,367,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$110,361	$47,886

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$603,063	$274,821	$1,285,814	$833,005
COST OF SALES	367,527	188,755	960,828	565,575
GROSS PROFIT	235,536	86,066	324,986	267,430

OPERATNG EXPENSES
General and administrative	247,442	188,549	676,058	750,662
Sales and marketing	40,530	-	72,539	-
Research and Development	22,452	-	77,312	-
Depreciation and amortization	1,604	3,000	5,435	11,462

Total Operating Expenses	312,028	191,549	831,344	762,124

INCOME (LOSS) FROM OPERATIONS	(76,492)	(105,483)	(506,358)	(494,694)

OTHER INCOME (EXPENSE)
Derivative Income (Expense)	668,033	(2,684,118)	(487,493)	55,068,497
Interest Income (Expense)	(117,637)	75,789	(1,126,891)	(332,766)
Gain (loss) on extinguishment of debt	-	-	45,513	347,680

TOTAL OTHER INCOME (EXPENSE)	550,396	(2,608,329)	(1,568,871)	55,083,411

INCOME (LOSS) BEFORE NON CONTROLLING INTEREST	473,904	(2,713,812)	(2,075,229)	54,588,717
Net income (loss) attributable to non controlling interest	(37)	4,382	2,719	27,208

INCOME (LOSS) BEFORE INCOME TAXES	473,867	(2,709,430)	(2,072,510)	54,615,925

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$473,867	$(2,709,430)	$(2,072,510)	$54,615,925

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$0.02

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	8,146,927,227	4,314,782,998	7,302,897,741	3,041,823,440

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	16,083,835,216	4,314,782,998	7,302,897,741	3,041,823,440

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income (loss)	$(2,075,229)	$54,615,925
Net income (loss) attributable to non controlling interest	2,719	27,208
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,435	11,462
(Gain) loss on derivative valuation	1,193,060	(55,068,497)
(Gain) loss on forgiveness of debt	(45,513)	-
Amortization of debt discount	39,065	-
Preferred Stock issued for services and compensation	924,832	-
Common Stock issued for services and compensation	-	37,878
Changes in operating assets and liabilities:
Accounts receivable	(67,095)	(56,352)
Other current assets	-	23,795
Other assets	(1,578)	-
Inventory	3,799	5,328
Dividends payable	15,969	-
Accounts payable and accrued expenses	(294,506)	56,989

Net Cash Used in Operating Activities	(299,042)	(346,264)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,036)	(366)

Net Cash Used in Investing Activities	(3,036)	(366)

FINANCING ACTIVITIES
Net proceeds from obligations collateralized by receivables	(513)	47,355
Bank overdraft	529
Proceeds from related party loans	1,250	-
Payments on related party loans	(8,730)	(5,543)
Proceeds from convertible debt financings	283,814	279,069
Net payments on line of credit	-	1,959
Proceeds from non controlling interest	728	28,494
Proceeds from notes payable	25,000	19,750

Net Cash Provided by Financing Activities	302,078	371,084

NET INCREASE (DECREASE) IN CASH	-	24,454
CASH AT BEGINNING OF PERIOD	-	2,754

CASH AT END OF PERIOD	$-	$27,208

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Unaudited)
	For the Nine Months Ended
	September 30
	2014	2013
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Debt discounts on derivative liability	$5,699	$-
Common stock issued upon conversion of debt	$1,527,193	$260,642
Conversion of Preferred E stock in to common stock	$29,205	$-
Cancellation of common stock	$22,341	$-

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

Reclassifications

None

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity instruments. As of September 30, 2014 there were 7,710,868,240 common stock equivalents outstanding which were excluded from the calculation of diluted loss per unit as their effect would have been anti-dilutive.

Inventories

Inventories consist of the following:
	September 30, 2014	December 31, 2013
Raw materials	$-	$-
Work in process	-	-
Finished goods	19,802	23,601
Subtotal	19,802	23,601
Less: Inventory reserve	-	-
Inventory, net	$19,802	$23,601

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The Company had a net loss for the nine months ended September 30, 2014 of $2,072,510.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2014, the Company will require additional working capital to develop its business operations.

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

NOTE 5 - CONVERTIBLE DEBT

The following table illustrates the carrying value of convertible debt:

Lender Name	Reference		September 30, 2014	December 31, 2013
AGS Capital Group, LLC	5	(a)	$91,906	$157,687
Asher Enterprises, Inc.	5	(b)	-	102,795
Barclay Lyons, LLC			10,750	10,750
Blackbridge Capital, LLC	5	(d)	28,937	52,042
Burrington Capital, LLC	5	(e)	-	-
Cariou			31,838	31,838
Collins, Thomas			39,170	39,170
Dakota Capital	5	(h)	200,000	-
Ferro, Patrick	5	(i)	50,000	-
IBC Funds	5	(j)	5,550	-
Kellburgh, Ltd.			13,000	13,000
LG Capital Funding, LLC	5	(l)	56,000	-
Liben, Barry	5	(m)	-	-
Magna Group, LLC	5	(n)	8,500	-
Panache Capital, LLC			32,685	32,685
Premier IT Solutions Corp.			21,962	21,962
Ratzker, David	5	(q)	-	39,184
Redwood Management, LLC	5	(r)	122,611	169,647
Reserve Capital	5	(s)	-	-
Ridgepoint Capital	5	(t)	5,852	63,715
Sobeck, Michael	5	(u)	-	14,538
Tangiers Investment Group, LLC	5	(v)	31,795	62,891
Tuohy	5	(w)	-	-
Westmount International Holdings	5	(x)	537,318	537,318
YA Global Investments, LP	5	(y)	646,628	1,065,433
Zoom Marketing Corporation	5	(z)	65,000	140,000

			1,999,502	2,554,655
Discount			(22,464)	(102,225)
Less: Current portion of convertible debt			(1,977,038)	(2,452,430)
Long term portion of convertible debt			$-	$-

(a)  AGS Capital financing:

During the nine month period ending September 30, 2014, AGS converted $66,160 of principal into 860,915,586 shares of the Company’s common stock.

(b)  Asher financing:

During the nine month period September 30, 2014, Asher converted $102,795 of principal and $4,480 of interest into 343,639,834 shares of the Company’s common.
(d)  Blackbridge financing:

On February 21, 2014 the Company entered into a $40,000 Convertible Note Agreement with Blackbridge Capital. The note calls for 5% interest through the maturity date of August 21, 2014. On February 21, 2014 the Company entered into a $5,000 Convertible Note Agreement with Blackbridge Capital. The note calls for 8% interest through the maturity date of September 21, 2014. During the nine month period ended September 30, 2014, Blackbridge converted $68,105 of principal into 521,790,033 shares of the Company’s common stock.

(e)  Burrington financing:

On April 8, 2014, a note holder, YA Global, sold a portion of their note in the amount of $93,250 to an unrelated third party (“Burrington”). CoroWare then entered into a Convertible Note Agreement with Burrington for that debt. The note calls for 14% interest through the maturity date and is due upon demand. During the nine month period ended September 30, 2014, Burrington converted $93,250 of principle into 625,000,000 shares of the Company’s common stock.

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

(j)  IBC financing:

On April 2, 2014 the Company entered into a $96,800 Settlement Agreement with IBC Capital. The amount is due upon demand and the discount is increased 5% for each delinquency up to a maximum of 90%. During the nine month period September 30, 2014, IBC converted $91,250 of principal into 800,000,000 share of the Company’s common stock.

(l)  LG Capital financing:

On March 11, 2014 the Company entered into a $40,000 Convertible Note Agreement with LG Capital. The note calls for 12% interest through the maturity date of March 11, 2015. On March 11, 2014 the Company entered into a $32,000 Convertible Note Agreement with LG Capital. The note calls for 12% interest through the maturity date of March 11, 2015. During the nine month period ended September 30, 2014, LG converted $16,000 of principal and $160 of interest into 46,171,428 shares of the Company’s common stock.

(m) Liben financing:

On April 1, 2014 the Company entered into a $25,000 Convertible Note Agreement with Barry Liben. The note calls for 10% interest through the maturity date of March 11, 2015. On March 11, 2014 the Company entered into a $32,000 Convertible Note Agreement with LG Capital. The note calls for 12% interest through the maturity date of October 1, 2014. During the nine month period ended September 30, 2014, Liben converted $25,000 of principal and $160 of interest into 147,058,823 shares of the Company’s common stock.

(n) Magna financing:
On February 7, 2014, a note holder, Cariou, sold their note in the amount of $36,514 to an unrelated third party (“Magna”). CoroWare then entered into a Convertible Note Agreement with Magna for that debt. The note calls for 10% interest through the maturity date of February 7, 2015. On February 7, 2014 the Company entered into an $8,500 Convertible Note Agreement with Magna. The note calls for 1% interest through the maturity date of February 7, 2015. During the nine month period ended September 30, 2014, Magna converted $36,514 of principal and $164 of interest into 97,436,053 shares of the Company’s common stock.

 (q) Ratzker financing :

During the nine month period ended September 30, 2014, Ratzker converted $3,350 of principal and $19,185 of interest into 31,524,412, shares of the Company’s common stock.

(r) Redwood financing:

During the nine month period ending September 30, 2014, Redwood converted $47,036 of principal into 210,147,424 shares of the Company’s common stock.

 (s) Reserve Capital financing:

During the nine month period ending September 30, 2014, Reserve Capital converted $10,000 of principal into 100,000,000 shares of the Company’s common stock.

 (t) Ridge Point financing:

During the nine month period ended September 30, 2014, Ridge Point converted $60,503 of principal into 650,085,000 shares of the Company’s common stock.

 (u) Sobeck financing:

During the nine month period ended September 30, 2014, Sobeck converted $14,538 of principal and $17,921 of interest into 44,934,636 shares of the Company’s common stock.

 (v) Tangiers financing:

On March 27, 2014, a note holder, Zoom Marketing, sold their note in the amount of $75,000 to an unrelated third party (“Tangiers”). CoroWare then entered into a Convertible Note Agreement with Tangiers for that debt. The note calls for 5% interest through the maturity date of March 27, 2015. During the nine month period ended September 30, 2014, Tangiers converted $185,686 of principal and $1,357 of interest into 1,561,412,909 shares of the Company’s common stock.

(w) Tuohy financing:

On April 1, 2014, a note holder, YA Global, sold a $40,000 of their original note of in the amount $1,250,000 to an unrelated third party (“Tuohy”). CoroWare then entered into a Convertible Note Agreement with Tangiers for that debt. The note calls for 14% interest through the maturity date of December 31, 2014. During the nine month period ended September 30, 2014, Tuohy converted $40,000 of principal into 171,117,647 shares of the Company’s common stock.`

 (x) Westmount financing:

During the nine month period ended September 30, 2014, Westmount converted $261,259 of interest into 571,291,829 shares of the Company’s common stock.

(y) YA Global Investments Global, LP financing:

During the nine month period ended September 30, 2014, YA Global converted $43,805 of principal and $269,223 of interest into 1,264,167,158 shares of the Company’s common stock.

(z) Zoom Marketing financing:

See Tangiers financing note above.

 During the nine month period ended September 30, 2014, conversions were as follows:

	Principal converted	Interest Converted	Shares Issued
Financing or other contractual arrangement:

AGS Capital Group convertible note financing	$66,160	0	860,915,586
Asher convertible note financing	102,795	4,480	343,639,834
Blackbridge convertible note financing	68,105	0	521,790,033
Burrington convertible note financing	93,250	0	652,500,000
IBC Funds convertible note financing	91,250	0	850,000,000
LC Capital convertible note financing	16,000	160	46,171,428
Liben convertible note financing	25,000	0	147,058,823
Magna convertible note financing	36,514	164	97,436,053
Ratzker convertible note financing	3,350	19,185	31,524,412
Redwood convertible note financing	47,036	0	210,147,424
Reserve Capital convertible note financing	10,000	0	100,000,000
Ridge Point convertible note financing	60,503	0	650,085,000
Sobeck convertible note financing	14,538	17,921	44,934,636
Tangiers convertible note financing	185,686	1,357	1,561,412,909
Tuohy, Patrick convertible note financing	40,000	0	174,117,647
Westmount convertible note financing	0	261,259	571,291,829
YA Global convertible note financing	43,805	269,223	1,264,167,158

Several of the convertible notes are in default, however, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of six months to one year from the period-end date for purposes of the derivative liability calculations. During the nine month period ended September 30, 2014 the Company realized a derivative expense of $487,493 and derivative income for the three months ended September 30, 2014 of $668,033.

NOTE 6 - OTHER STOCKHOLDERS’ EQUITY

a)         Stock Options:

The following table summarizes stock option activity:

Number of Options and Warrants
Outstanding, December 31, 2013	38,164
Options and warrants, granted	-
Options and warrants, exercised	-
Options and warrants, forfeited or expired	-
Outstanding, September 30, 2014	38,164
Exercisable at September 30, 2014	38,164

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	2.12	$3.60	38,164	$3.60
$70 to $120	15,000	0.23	$93.33	15,000	$93.33
$121 to $1,200	-	-	$-	-	$-
	53,164	1.84	$28.92	53,164	$28.92

The following table summarizes common stock issued for services during the comparable periods:
	2014		2013
	Shares	Value	Shares	Value
Employee compensation	-	$-	193,429,987	$378,878

The following table summarizes other common stock issued during the comparable periods:

	2014		2013
	Shares	Value	Shares	Value
Satisfaction of payables	-	$-	-	$-
Redemption of convertible debenture	8,350,598,598	$1,527,193	3,997,058	$260,642
Notes payable	-	$-	-	$-
	8,350,598,598	$1,527,193	3,997,058	$$260,642

d)     Dividends on preferred stock:

At September 30, 2014 and December 31, 2013, there were cumulative undeclared dividends to Preferred Series B shareholders of $49,896 and $47,900, respectively, the obligation for which is contingent on declaration by the board of directors.

e)      Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v) has no voting rights except when mandated by Delaware law. There were no shares of Series A Preferred Shares outstanding at any time during the periods ended September 30, 2014 and 2013.

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

There were 159,666 and 159,666 shares of Series D Preferred Stock issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

There were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

During the nine-month period ended September 30, 2014 the Company issued 607,856 shares of preferred series E for $212,248 worth of deferred salary, $60,608 worth of accrued salary, and $335,000 worth of bonuses. The fair value of the preferred series E shares was based on the trading price of common stock equivalents into which the preferred shares were convertible on the date of issuance and was $658,707, which resulted in additional charges to professional fees of $113,386.

There were 788,084 and 339,559 shares of Series E Preferred Stock issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

During the nine-month period ended September 30, 2014 the Company issued 190,000 shares of preferred series F for $60,000 worth of deferred salary, $80,000 worth of accrued salary, and $50,000 worth of accounts payable.  The fair value of the preferred series F shares was based on the trading price of common stock equivalents into which the preferred shares were convertible on the date of issuance and was $101,824, which resulted in a gain on settlement of accrued liabilities, recorded as a decrease in charges to professional fees, of $88,176.

There were 190,000 and -0- shares of Series F Preferred Stock issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

During the nine-month period ended September 30, 2014 the Company issued 25,000 shares of preferred series G to a related party for $25,000 worth of deferred salary.  The fair value of the preferred series G shares was based on the trading price of common stock equivalents into which the preferred shares were convertible on the date of issuance and was $8,780, which, as the recipient is a related party resulted in an increase to additional paid-in capital of $16,220.

There were 25,000 and -0- shares of Series G preferred stock issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed.

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

BACKGROUND

CoroWare, Inc. is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. (“CTI”), has expertise in information technology consulting, mobile robotics, and affordable collaboration.  Through our subsidiary, CoroWare delivers custom engineering services, hardware and software products, and subscription services that benefit customers in North America, Europe, Australia, Asia and the Middle East.  Our customers span multiple industry sectors and comprise universities, large enterprises and small businesses, software and hardware product development companies, and non-profit organizations. The Company also maintains a Near Shore practice which is comprised of multiple subcontracting companies with whom the Company maintains close working relationships.  Through these relationships, the Company is able to provide services in South America.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013:

During the three-month period ended September 30, 2014 (the "2014 Period") revenues were $603,063 compared to revenues of $274,821 during the three-month period ended September 30, 2013 (the "2013 Period").  Our revenues increased compared to the previous year as customers continued to increase spending on software development services for IT consulting and software development projects.

Cost of revenues was $367,527 for the 2014 Period compared to $188,755 for the 2013 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2014 revenues amounted to $235,536 (39%) gross profit percentage) compared to $86,066 (31% gross profit percentage) for the 2013 Period.  The increased gross profit percentage resulted from increased service engagements in the 2014 Period.

Research and development was $22,452 (4% of gross revenues) for the 2014 Period compared to $0 (0%) of gross revenues) in the 2013 Period.  The increased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $312,028 during the 2014 Period compared to $191,549 during the 2013 Period.  General and Administration expenses increased by 31% to $247,442 in the 2014 Period compared to $188,549 for the 2013. This increase was due to the Company’s increased overhead due to the increasing sales and personnel.   Sales and marketing expenses increased to $40,530 in the 2014 Period compared to $0 for the 2013 Period as the Company refocused its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $76,492 during the 2014 Period compared to a loss of $105,483 in the 2013 Period.

Total other income was $550,396 during the 2014 Period compared to $2,608,329 in the 2013 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative expense in the 2014 Period is primarily due to expense recognized in connection with redemptions on various debentures during the quarter.  Interest expense for the three month 2014 Period is $117,637 compared to interest income ofv$75,789 for the three month 2013 Period.  The debt discount amortized using the effective interest method was $5,699 during 2014 compared to $0 during 2013.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net income for the 2014 Period was $473,867 compared to net loss of $2,709,430 for the 2013 Period.

Basic weighted average shares outstanding were 8,146,927,227 during the 2014 Period compared to 4,314,782,998 in the 2013 Period.

 Diluted weighted average shares outstanding were 16,083,835,216 during the 2014 Period compared to 4,314,782,998 in the 2013 Period.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013:

During the nine-month period ended September 30, 2014 (the "2014 Period") revenues were $1,285,814 compared to revenues of $833,005 during the nine-month period ended September 30, 2013 (the "2013 Period").  Our revenues increased compared to the previous year as customers continued increased spending on software development services for IT consulting and software development projects.

Cost of revenues was $960,828 for the 2014 Period compared to $565,575 for the 2013 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2014 revenues amounted to $324,986 (25% gross profit percentage) compared to $267,430 (32% gross profit percentage) for the 2013 Period.  The decreased gross profit percentage resulted from increased labor costs and retaining key service delivery personnel for anticipated service engagements in the upcoming 2014 Period.

Research and development was $77,312 (6% of gross revenues) for the 2014 Period compared to $0 (0%) of gross revenues) in the 2013 Period.  The increased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $831,344 during the 2014 Period compared to $762,124 during the 2013 Period.  General and Administration expenses decreased by 10% to $676,058 in the 2014 Period compared to $750,662 for the 2013 Period as the Company reduced its executive compensation and streamline operations.  Sales and marketing expenses increased to $72,539 in the 2014 Period compared to $0 for the 2013 Period as the Company refocused its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $506,358 during the 2014 Period compared to $494,694 in the 2013 Period.

Total other expense was $1,568,871 during the 2014 Period compared to $55,083,411 in the 2013 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative expense in the 2014 Period is primarily due to expense recognized in connection with redemptions on various debentures during the quarter.  Interest expense for the nine month 2014 Period is $1,126,891 compared to $527,021 for the nine month 2013 Period.  The debt discount amortized using the effective interest method was $39,065 during 2014 compared to $0 during 2013.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2014 Period was $2,072,510 compared to net income of $54,615,925 for the 2013 Period.

Basic and Diluted weighted average shares outstanding were 7,302.897,7415 during the 2014 Period compared to 3,041,823,440 in the 2013 Period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had current assets of $88,006, current liabilities of $13,413,816, negative working capital of $13,325,810 and an accumulated deficit of $43,446,484.  For the nine months ending September 30, 2014, we had net cash flows used in operating activities of $299,042, net cash flows used in investing activities of $3,036 and net cash flows provided by financing activities of $302,078.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of September 30, 2014:
Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$1,977,038	$1,977,038	$-	$-	$-
Notes payable	540,082	540,082	-	-	-
Notes payable, related parties	221,534	221,534	-	-	-
Long –term debt	980,450	-	980,450	-	-
Total	$3,719,104	$2,738,654	$980,450	$-	$-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

During the nine months ended September 30, 2014, the Company made issuances of 860,915,586 shares of its common stock, at a price equal to $0.0001 per share, to AGS as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 343,639,834 shares of its common stock, at a price equal to $0.0001 per share, to Asher as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 521,790,033 shares of its common stock, at a price equal to $0.0001 per share, to Blackbridge as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 698,671,428 shares of its common stock, at a price equal to $0.0001 per share, to Burrington as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 800,000,000 shares of its common stock, at a price equal to $0.0001 per share, to IBC as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 46,171,428 shares of its common stock, at a price equal to $0.0001 per share, to LC Capital as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 147,058,823 shares of its common stock, at a price equal to $0.00011per share, to Liben as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 97,436,053 shares of its common stock, at a price equal to $0.0001 per share, to Magna as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 31,524,412 shares of its common stock, at a price equal to $0.0001 per share, to Ratzker as described in NOTE 5 - CONVERTIBLE DEBT

During the nine months ended September 30, 2014, the Company made issuances of 210,147,424 shares of its common stock, at a price equal to $0.0001 per share, to Redwood as described in NOTE 5 - CONVERTIBLE DEBT

During the nine months ended September 30, 2014, the Company made issuances of 100,000,000 shares of its common stock, at a price equal to $0.0001 per share, to Reserve Capital as described in NOTE 5 - CONVERTIBLE DEBT

During the nine months ended September 30, 2014, the Company made issuances of 525,905,000 shares of its common stock, at a price equal to $0.0001 per share, to RidgePoint as described in NOTE 5 - CONVERTIBLE DEBT

During the nine months ended September 30, 2014, the Company made issuances of 44,934,636 shares of its common stock, at a price equal to $0.0001 per share, to Sobeck as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 1,561,412,909 shares of its common stock, at a price equal to $0.0001 per share, to Tangiers as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 1,561,412,909 shares of its common stock, at a price equal to $0.0001 per share, to Tangiers as described in NOTE 5 - CONVERTIBLE DEBT.

During the nine months ended September 30, 2014, the Company made issuances of 171,117,647 shares of its common stock, at a price equal to $0.0001 per share, to Tuohy as described in NOTE 5 - CONVERTIBLE DEBT

During the nine months ended September 30, 2014, the Company made issuances of 571,921,829 shares of its common stock, at a price equal to $0.0001 per share, to Westmount as described in NOTE 5 - CONVERTIBLE DEBT

During the nine months ended September 30, 2014, the Company made issuances of 1,264,167,158 shares of its common stock, at a price equal to $0.0001 per share, to Yorkville as described in NOTE 5 - CONVERTIBLE DEBT

The shares were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	At September 30, 2014, we are in default on all of our secured and unsecured debt except for the small business administration loan.
(b)	As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

CoroWare, Inc.

Dated: May 8, 2015	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)