Form 10-K
period 2014-12-31
CoroWare, Inc,
filed 2015-08-24
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

COROWARE, INC.
(EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

601 108 th Avenue Northeast, Suite 1900
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and  will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2015, was $0.0001. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

Number of shares of common stock ($0.0001 par value) outstanding as of August 21, 2015: 8,414,278,152 shares.

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

Employees

As of December 31, 2014, we had thirty (30) employees composed of one (1) full-time Officer and CEO, two (2) full-time finance administration persons, twenty one (21) full-time engineers, and six (6) part-time engineers.  Our employees are not represented by a union.  We consider relations with our employees to be positive and productive.

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

CoroWare Technologies comprises three separately managed lines of business:

●
Business Consulting Services:  R&D engineering services; business process workflow; software architecture, design and development; content management; console, PC and online game production; marketing coordination and management.

●	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms.
●	Enhanced Collaboration: Collaboration and conferencing subscription services.

The Company’s revenues are principally derived from standing contracts that include Microsoft and other customers whose product development groups require custom software development and consulting companies. Existing contract revenues vary month by month based on the demands of the clients. The Company’s collaboration effort is in the early stages of growth and will require additional working capital to compete effectively against new entrants in this rapidly growing market.

Business Consulting Services

CoroWare’s Business Consulting Services (BCS) group offers R&D Engineering, Business Process Management, Marketing Coordination, and Game Production consulting services that help our customers deliver high quality products, solutions and services.

CoroWare’s consulting staff members uses their experience to develop product specifications, project plans, marketing plans, workflow checklists, and perform their work with the objective of helping enterprise customers - such as Microsoft - deliver their solutions and products efficiently, affordably and on schedule.

Robotics and Automation (R&A)

CoroWare is a mobile robotics solutions integrator in the research community and have expertise in robotics simulation and software development.  Our CoroBot and Explorer product lines are being used by over 50 corporate and academic researchers today.

Custom Engineering

We offer custom engineering expertise to customers who are looking for product realization, robotics simulation, systems architecture and design, and robotic applications development services. We believe CTI is uniquely positioned with its knowledge of robotics simulation; Player-Stage and Robotic Operating System (ROS) running on Ubuntu Linux systems; embedded systems software development; and hardware and software integration services to help customers deliver innovative product and solutions.

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

In mid-2014, we reorganized our robotics division and moved the facility to Austin, Texas, to take better advantage of strategic partnerships with the University of Texas in Austin, Texas A&M in College Station, and TechShop in Round Rock.

In late 2014, we announced the CoroBot Spark platform, which also includes support for Robot Operating System, and which we believe will further improve our sales into the research and education market segments.

Enterprise Collaboration Solutions (ECS)

As CoroWare began selling the Vidyo product line, many customers expressed a desire to mitigate capital expenditures and purchase cloud-based communication services instead.  In response to this customer demand, CoroWare announced its CoroCall Business Class HD Video Conferencing subscription service in 2009, and subsequently upgraded to support improved audio and video conferencing capabilities which are superior to many of our competitors today.

In 2014, we maintained a presence in the area of tele-health with a focus on providing HIPAA compliant video conferencing, particularly for mental tele-health facilities.

Regulation

Our services and products are not uniquely subject to governmental or industry regulations.

Research & Development

Our research and development activities have primarily been focused on the development of software components, mobile robot platforms such as the CoroBot Explorer and CoroBot Spark.  We intend to continue developing hardware and software products that we believe will potentially grow CoroWare's mobile robotics products, solutions and services.

Research and development expenses from continuing operations for the years ended December 31, 2014 and 2013 were $106,842 and $23,415, respectively.

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

CoroBot Spark:

CoroBot Spark is an open and state-of-the-art mobile robotics platform that is based on the Raspberry Pi™ 2 Model B embedded computer and the CoroBot Pi Hat™ embedded controller card, and will support the development of mobile applications that run on both Linux and Windows 10 operating systems. The CoroBot Spark platform will include open and cross-platform application programming interfaces (APIs) that support the development of mobile robot applications.

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

ITEM 2.  PROPERTIES

Corporate Headquarters

On August 1, 2011, the Company entered into a lease agreement on corporate offices located at 1410 Market Street, Kirkland, WA which terminated on December 23, 2013. Under this lease, the Company was obligated to pay an average monthly rent of $4,088 in 2012 and $4,233 in 2013. Since the termination of this lease, the Company has entered into a monthly lease agreement for it’s corporate headquarters at 601 108th Avenue NE, Suite 1900, Bellevue, WA 89004, at an average cost of $1,700 per month.

Robotics Division

On January 1, 2013, the Company entered into a lease agreement on corporate offices located at 8701 Mallard Creed Rd., Charlotte, NC which terminated on December 31, 2013. Under this lease, the Company was obligated to pay monthly rent of $2,000 in 2013. As of August 14, 2013, the Company terminated this lease with no further obligations in order to sign a new lease at 1064 Van Buren Avenue, Indian Trail, NC. This lease continues through August 31, 2014 at a monthly cost of $1,247 per month but was terminated in February of 2014. The Company signed a new lease at 4616 Potters Road, Matthews, NC 28104, commencing on March 15, 2014 and terminating on March 15, 2015, at an average monthly cost of $1,300.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prices of Common Stock

Beginning in February 2002, CoroWare’s common stock was eligible for listing in the OTC Bulletin Board.  Our trading symbol was “SRMW” until such time as our acquisition of Hy-Tech Technology Group, Inc. on January 31, 2003, when our symbol became “HYTT”.  In November 2006, our name was changed to Innova Robotics & Automation, Inc., and the trading symbol was changed to INRA. In April 2008, we became CoroWare, Inc. and our trading symbol was changed to CROE.  In April 2009, in conjunction with a 1-for-300 reverse stock split, our trading symbol was changed to COWI. In January 2012, we revised the par value of our Common Stock from $0.001 to $0.0001. In July 2013, we effected a reverse split of 1-for-200. In January 2014, we effected a reverse split of 1-for-200.

Our common stock is quoted on the OTCQB exchange under the symbol “COWI”.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended December 31, 2014, and December 31, 2013.

COMMON STOCK

Year Ended December 31, 2014	High	Low
First Quarter	$0.0065	$0.0007
Second Quarter	$0.0012	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

Year Ended December 31, 2013	High	Low
First Quarter	$0.84	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of August 15, 2015, there were approximately 226 record holders of the Company's common stock. This reflects a reverse 200 for 1 reverse split of the stock on July 6, 2013, and on January 3, 2014.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2014 and 2013 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5 percent dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2014 and 2013, there were cumulative undeclared dividends to Preferred Series B shareholders of $15,969 and $71,852, respectively, the obligation for which is contingent on declaration by the board of directors.  At December 31, 2014 and 2013, there were accrued unpaid dividends of $15,969 and $15,969, respectively.  These balances have been recorded as part of accounts payable and accrued expenses.

Securities Authorized for Issuance under Equity Compensation Plans

The following tables set forth the information as of December 31, 2014, with respect to compensation plans under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2014
Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	-	n/a	-
2004 Stock Option Plan	-	n/a	-
2005 Stock Option Plan	38,164	$3.60	38,164
Equity Stock Compensation plan not approved by security holders:
2006 Employee Compensation Plan	n/a	n/a	-
2008 Amended Incentive Stock Plan	n/a	n/a	2,890
2008 SIP – SEC File #333-151258	n/a	n/a	-
2009 Incentive Stock Plan	n/a	n/a	374,900
Total	38,164		415,954

 Stock Plans

As of December 31, 2014, CoroWare had four stock compensation plans which provided for the issuance of 505,503,333 shares to employees of CoroWare or our subsidiaries as follows:

Plan Description	Authorized Shares	Remaining Shares
2006 Employee Compensation Plan	3,333	-
2008 Incentive Stock Plan	200,000,000	-
2009 Incentive Stock Plan	500,000	-
2010 Incentive Stock Plan (333-165768)	5,000,000	-
2012 Incentive Stock Plan (333-171325)	200,000,000	-
2012 Incentive Stock Plan (333-183512)	50,000,000	-
2013 Incentive Stock Plan (333-186247)	50,000,000	1
Total	505,503,333	1

Stock Options

As of December 31, 2014, we had one active Stock Option Plan known as the 2005 Stock Option Plan. The Plan was approved by our stockholders on November 3, 2006 and authorized the issuance of 66,667 shares of common stock. The Board of Directors on December 31, 2007, cancelled options for 26,367 shares previously granted to current employees prior to that date which were exercisable at various prices and issued 26,367 options to these employees at the closing price as of December 31, 2007, or $3.00.  The number of options issued and outstanding under the 2005 plan on December 31, 2014, is 38,164.

The following table summarizes stock option activity:

	Total Options	Weighted Average Price
Outstanding, December 31, 2013	38,164	$3.60
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2014	38,164	$3.60
Exercisable at December 31, 2014	38,164	$3.60

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed by us in 2014 and any Current Reports on Form 8-K filed by us.

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

Our ECS revenue is comprised subscription service revenues are generated through the sale of CoroCall™, a managed video conferencing service and CoroCall Communications, a managed telephone service.  Our contracts provide for usage pricing or when paid for pre-paid service.  We recognize this revenue in the period that the services or minutes are used and prepaid.

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

There were no options issued during the years ending December 31, 2014, and 2013.

Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in various convertible note financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

PLAN OF OPERATION

CoroWare is well positioned for managed growth in Fiscal Year 2015 through continued growth of our CoroWare Business Solutions and Robotics & Automation business units, and rapid growth of our Enterprise Collaboration Solutions business unit.

The Business Consulting Services (BCS) business unit anticipates growing its revenues by delivering consulting services to its long-term clients – including Microsoft – such as R&D engineering; business process workflow; software architecture, design and development; content management; marketing coordination and management; and game production for console, PC and online games..

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

The Enterprise Collaboration Solutions (ECS) business unit maintains a combination of services and products.  Collaboration service revenues are generated through the sale of CoroCall™, a managed business class HD video conferencing service that small, medium and large sized businesses –particularly those in the area of tele-health – are considering as an alternative to purchasing and operating videoconferencing equipment and infrastructure.

During the next twelve months, we expect to purchase certain equipment to support software development, testing and continued deployment of CoroWare technologies. Additionally, we expect to purchase office equipment, computer equipment and laboratory development and testing equipment to support our planned personnel increase.

We are internally developing an investor relations program that will help the company communicate more effectively and actively with CoroWare shareholders, and generate greater awareness of CoroWare and our services, solutions and products.

Recent Financing Transactions

As of December 31, 2014 and 2013 the Company had an aggregate total of $274,582 and $247,582, respectively, in notes payable.  These notes bear interest at rates ranging from five percent per annum to 21 percent per annum.  As of December 31, 2014 all notes payable were in default.  Accrued interest on notes payable totaled $461,160 and $424,635 at December 31, 2014 and 2013, respectively.

Notes payable consist of the following at December 31, 2014 and 2013:

		December 31, 2014	December 31, 2013
Notes payable – merger	8(a)	$50,000	$50,000
Notes payable – shareholders	8(b)	109,500	107,500
Note payable – third parties	8(c)	45,000	45,000
Notes payable – YA Global Investments (aka Yorkville Advisors)	8(d)	37,500	37,500
Other notes payable	8(e)	32,582	32,582
Total		$274,582	$272,582

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

(b) Notes payable - Shareholders:

During 2011 and 2010, the Company entered into various unsecured notes with shareholders with aggregate totals of between $5,000 and $30,000.  The notes bear interest at rates between -0- percent and 18 percent and matured at various dates through June 2011.  During 2011, $74,200 of these notes were sold to third parties and simultaneously re-stated as convertible debentures. During the year ended December 31, 2014, the $2,000 was added to one of the notes in connection with services performed. These instruments are currently in default.

(c)  Notes payable – Third Parties:

During June 2007, the Company entered a short-term note with a creditor that bears interest at 18% and matured in March 2008. This instrument is currently in default.

(d)  Notes payable – Yorkville:

During August 2008, the Company entered into two (2) short-term notes with Yorkville that bear interest at 18% and matured in December 2008. This transaction was recorded as an inducement expense of $3,750 during the year ended December 31, 2008. These instruments are currently in default.

(e) Other notes payable

Other notes payable consist of four notes due to third parties. The notes bear interest at rates ranging from 5 percent to 21 percent and matured through December 31, 2011. Each of these notes is currently in default.

As of December 31, 2014 and 2013 the Company had an aggregate total of $186,134 and $175,016, respectively, in notes payable-related parties.  These notes bear interest at rates ranging from zero percent per annum to 18 percent per annum.  As of December 31, 2014 all notes payable to related parties were in default.  Accrued interest on related party notes payable totaled $163,603 and $130,099 at December 31, 2014 and 2013, respectively.

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at December 31, 2014 and 2013 was $979,950 and $980,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010 whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011.  The Company only made four payments under the modification agreement. The Company continues to carry the loan as a current term liability as current payments are not being made, resulting in the note being in default. Accrued interest and penalties on the note totaled $418,913 and $227,860 as of December 31, 2014 and 2013, respectively.

The following table reconciles the activity of the Company’s convertible notes payable for the year ended December 31, 2014:

		Gross Convertible Notes Payable	Discounts on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of December 31, 2013		$2,945,161	$(100,635)	$2,844,526

Additions from new convertible notes issued for cash	(1)	170,500	(170,500)	-
Assignment of accrued interest and other debt to convertible notes	(2)	373,542	(110,143)	263,399
Conversion of principal on convertible notes to common stock	(3)	(900,316)	-	(900,316)
Accretion of debt discount to interest expense		-	362,453	362,453
Balance as of December 31, 2014	(4)	$2,588,887	$(18,825)	$2,570,062

(1)
During the year ended December 31, 2014, the Company issued a total of 6 separate convertible notes totaling $170,500 face value and ranging in size from $5,000 to $60,000. The notes were issued with beneficial conversion features and were convertible in to shares of the Company’s common stock at variable prices. Conversion prices were at a discount to the Company’s market price, typically a 40% to 50% discount to the lowest closing market price for either 3, 10, 20, or 30 days prior to any notice of conversion. The Company determined that the beneficial conversion features should be accounted for as a derivative liability and the conversion features were valued at the market value on the date of issuance as described below in derivative liabilities. A debt discount was recorded up to the face value of the debt on the date of issuance. Any excess of fair value of the derivatives over the face value of the notes issued was recorded to interest expense. The notes were issued with stated interest rates of between -0-% and 12% annual interest rates and may have included stated minimum interest amounts. All convertible notes issued for cash were issued with conversion features valued in excess of the face value of the notes. A total of $185,121 of additional interest expense was recorded as a result of the excess fair value over the face value of the notes.

(2)
During the year ended December 31, 2014, the Company $373,542 of accrued interest and other debt payable into convertible notes payable at terms consistent with those described above for notes issued for cash described above. Typically, these other notes payable were either purchased by one of several investors in the company who purchased notes from third parties or the accrued interest was converted into convertible notes. The notes had the embedded conversion features with fair values in excess of the face value and for those notes, the combined excess fair value, charged to interest expense, was $179,764.

(3)	During the year ended December 31, 2014, the Company converted $900,316 of convertible notes and $571,534 of accrued interest into 8,127,192,772 shares of the Company’s common stock.

The following table reconciles the activity of the Company’s convertible notes payable for the year ended December 31, 2013:

		Gross Convertible Notes Payable	Discounts on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of December 31, 2012		$2,411,206	$(96,628)	$2,314,578

Additions from new convertible notes issued for cash	(4)	488,393	(488,393)	-
Cash payments on convertible notes	(5)	(115,739)	-	(115,739)
Assignment of accrued interest and other debt to convertible notes	(6)	397,525	-	397,525
Conversion of principal on convertible notes to common stock	(7)	(236,244)	-	(236,224)
Accretion of debt discounts to interest expense		-	484,386	484,386
Balance as of December 31, 2013		$2,945,161	$(100,635)	$2,844,526

(4)
During the year ended December 31, 2013, the Company issued a total of 12 separate convertible notes totaling $488,393 face value and ranging in size from $3,000 to $140,000. The notes were issued with beneficial conversion features and were convertible in to shares of the Company’s common stock at variable prices. Conversion prices were at a discount to the Company’s market price, typically a 15% to 60% discount to the lowest closing market price for either 10, 20, or 30 days prior to any notice of conversion. The Company determined that the beneficial conversion features should be accounted for as a derivative liability and the conversion features were valued at the market value on the date of issuance as described below in derivative liabilities. A debt discount was recorded up to the face value of the debt on the date of issuance. Any excess of fair value of the derivatives over the face value of the notes issued was recorded to interest expense. The notes were issued with stated interest rates of between 8% and 14% annual interest rates and may have included stated minimum interest amounts. All convertible notes issued for cash were issued with conversion features valued in excess of the face value of the notes. A total of $1,015,491 of additional interest expense was recorded as a result of the excess fair value over the face value of the notes.

(5)	During the year ended December 31, 2013, the Company made cash payments of $115,739 on two convertible notes.

(6)
During the year ended December 31, 2013, the Company exchanged $397,525 of accrued interest and other debt payable into convertible notes payable at terms consistent with those described above for notes issued for cash described above. Typically, these other notes payable were either purchased by one of several investors in the company who purchased notes from third parties or the accrued interest was converted into convertible notes. The notes had the embedded conversion features with fair values in excess of the face value and for those notes, the combined excess fair value, charged to interest expense, was $1,018,117.

(7)	During the year ended December 31, 2013, the Company converted $236,224 of convertible notes and $20,695 of accrued interest into 4,098,220,260 shares of the Company’s common stock.

The following is summary of principal balances of convertible debt holders as of the fiscal year ended December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013

AGS Capital Group	$91,905	$157,687
Asher Enterprises	-	102,795
Barclay Lyons	10,750	10,750
Blackbridge Capital	29,485	52,042
Burgess, Tim	50,000	50,000
Burrington Capital	25,000	-
Cariou, Raphael	7,000	31,383
Collins, Thomas	39,170	39,170
Dakota Capital	200,000	-
IBC Funds	5,550	-
Kelburgh LTD	13,000	13,000
LG Capital	56,000	-
Liben, Barry	75,000	-
Magna Group	8,500	-
Panache Capital	32,685	32,685
Premier IT Solutions	21,962	21,962
Ratzker, David	-	64,184
Redwood Management	123,935	169,647
Ridge Point Capital	-	63,715
Robert, Jared	20,000	-
Sobeck, Michael	-	30,500
Tangiers Investment Group	181,000	62,891
Westmount International Holdings	537,317	517,317
YA Global Investments (aka Yorkville Advisors)	995,628	1,365,433
Zoom Marketing	65,000	140,000
Total convertible notes	$2,588,887	$2,945,161

Less: debt discounts	(18,825)	(100,635)
Total convertible notes, net	$2,570,062	$2,844,526

 RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013:

During the year ended December 31, 2014 (the "2014 Period"), revenues were $1,943,729 compared to revenues of $1,067,229 during the year ended December 31, 2013 (the "2013 Period”).  Revenues in the 2014 Period were higher compared to the 2013 Period as the Company reorganized its business management and sales teams in 2013 in order to grow sales in 2014.

Cost of goods sold was $1,480,228 and $761,413 for the 2014 Period and the 2013 Period, respectively.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.  The increased cost of goods sold was principally due increased sales.  The Company began to reorganize its product development and business management teams at the end of the 2013 Period in order to improve sales and product quality in the following fiscal year

Gross Profits increased to $463,501 during the 2014 Period compared to $305,816 during the 2013 Period. Gross profits increased during the 2014 Period as a result of Gross revenues increased. The Gross profit percentage in the 2014 Period was 24% compared to 29% in the 2013 Period. The decrease in Gross profit percentage relates to higher cost of sales due to increased labor and expansion.

Operating expenses were $2,961,347 for the 2014 Period compared to $1,787,803 for the 2013 Period. General and administrative expenses amounted to $2,842,427 during the 2014 Period compared to $1,761,388 for the 2013 period, and represented mostly labor and related compensation costs, legal and professional fees, outside services, travel expenses, rental expense and related office expenses. Research and developments costs totaled $106,842 for the 2014 Period compared to $23,415 during the 2013 Period. Depreciation and amortization costs were $12,078 for the 2014 period compared to $3,000 for the 2013 Period.

Loss from operations was $2,497,846 for the 2014 Period compared to $1,481,987 for the 2013 period. Loss from operations was lower in the 2014 Period due primarily to a significant decrease in general and administrative expenses and, a modest decrease in sales revenues throughout the 2014 Period.

Other expense totalled $5,895,981 during the 2014 period compared to other expenses of $1,144,189 in the 2013 period. Other income (expense) is comprised primarily of gain/loss on derivative and amortization of debt discount and deferred finance costs. The loss on derivative for the 2014 period was $3,942,562 compared to a gain of $5,174,412 for the 2013 period. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. Interest expense for the 2014 period was $956,806 compared to $6,318,601 for the 2013 period. The Company also recognized a $990,282 loss on extinguishment of debt during the 2014 period. The decrease in interest expense is principally a result of a decrease in the amount of debt discount that was amortized and derivative valuations in excess of debt discount amounts. The debt discount is being amortized using the effective interest method. Under this method, the amount of amortization decreases exponentially as the underlying carrying value of the amortized debt decreases.

Net loss for the 2014 Period was $8,394,5532 compared to net loss of $2,653,431 for the 2013 Period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2014 (the "2014 Period") we used $73,354, net cash from operating activities compared to $5      5,144 for the year ended December 31, 2013 (the "2013 Period").

During the year ended December 31, 2014 (the "2014 Period") we used $16,963 net cash from investing activities compared to $367 for the year ended December 31, 2013 (the "2013 Period") for purchases of property and equipment.

In the 2014 period, the Company generated $117,996 in cash from financing activities.  This primarily reflects borrowings on convertible debentures.  The Company's financing activities generated $552,757 of cash during the 2013 period.

At December 31, 2014, we had current assets of $99,161, current liabilities of $16,921,363, negative working capital of $16,822,202 and an accumulated deficit of $50,098,710. At December 31, 2013, we had current assets of $24,710, current liabilities of $14,764,716, negative working capital of $14,740,006 and an accumulated deficit of $41,704,178.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2014:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years

Convertible debt	$2,570,062	$2,570,062	$-		$-		$-
Notes payable	274,582	274,582	-		-		-
Notes payable, related parties	186,134	186,134	-		-		-
Small Business Administration loan	979,950	-	979,950		-		-
	$4,010,728	$3,030,778	$979,950	$		$

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A-(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon this assessment, as of December 31, 2014 the Company’s management concluded that there are material weaknesses affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and Commission rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2014, who communicated the matters to our management and board of directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, principal executive officers and significant employees as of December 31, 2014 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	58	Chief Executive Officer, Interim Chief Financial Officer, Director, Treasurer, Secretary

  The principal occupations for each of our current executive officers and directors are as follows:

LLOYD T. SPENCER became our Chief Executive Office on January 28, 2008, interim Chief Financial Officer on November 17, 2008, and a member of the board of directors and Vice President since September 20, 2007.  Beginning in May 2006, Mr. Spencer has served as President and CEO of our subsidiary, CoroWare Technologies, Inc.  Beginning in October 2004, Mr. Spencer was co-founder and President of CoroWare, Inc., a Washington State private company that was acquired by Innova Holdings, Inc., which is now known as CoroWare, Inc.  From June 2002 to September 2004, Mr. Spencer was Vice President of Sales at Planet Technologies, a systems integration company based in Germantown, MD.  From November 1996 to August 2001, Mr. Spencer was Solutions Unit Manager and Group Product Manager at Microsoft in Redmond, Washington.  Prior to Microsoft, Mr. Spencer served as Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems.  He is an active contributor to the robotics community in the Seattle area through his participation in the Seattle Robotics Society.  He is also instrumental in initiating and fostering 4H robotics clubs and programs in Washington State.  Mr. Spencer received his Bachelor’s degree from Cornell University in 1980 with a major in Biology and Animal Science and with an emphasis in Immunogenetics.

On February 14, 2014, Ms. Shanna Gerrard resigned as Corporate Secretary of CoroWare, Inc. (the “Company”), effective immediately. There was no disagreement between the Company and Ms. Gerrard which led to her resignation.

On February 14, 2014, Mr. Lloyd Spencer, Chairman of the Board of Directors, was appointed as Interim Corporate Secretary. Mr. Spencer continues to serve as President and Chief Executive Officer.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by CoroWare for years ended December 31, 2014 and 2013 to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2014 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All other Compensation	Totals
Lloyd Spencer (1)	2014	$50,312	$-	$85,000	$-	$-	$-	$-	$135,312
	2013	$34,858							$34,858
David Hyams (2)	2014	$89,664		$20,00					$109,664
	2013	$49,883		$3,417					$49,883

 Notes:

(1)
Lloyd Spencer has served as CEO since January 28, 2008, and interim CFO since November 17, 2008. Prior to that, he was Vice President of Business Development and Director. Mr. Spencer is President of our subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000.  On May 16, 2006, Mr. Spencer entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare’s common stock at $54 which were cancelled on December 31, 2007, and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Spencer was granted 1,667 options to purchase restricted shares of CoroWare common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of CoroWare common stock.  On September 12, 2007, Mr. Spencer was granted options to purchase restricted shares of the CoroWare common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of December 31, 2010, all 5,000 of these options have vested.

(2)
David Hyams is Chief Technology Officer with a salary of $150,000. On May 16, 2006, Mr. Hyams entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare’s common stock at $54 which were cancelled on December 31, 2007, and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Hyams was granted 1,667 options to purchase restricted shares of CoroWare common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of CoroWare common stock.  On September 12, 2007, Mr. Hyams was granted options to purchase restricted shares of the CoroWare common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of December 31, 2010, all 5,000 of these options have vested. In 2012, Mr. Hyams agreed to a modification of his employment contract which changed his salary to an hourly rate resulting in gross income of $126,000 per year of which a portion is paid in cash as noted in the table above and a portion is deferred.

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

(2) Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of the Company’s common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007, and again to $3 at December 31, 2007.  On February 4, 2008. these options were converted into 1,667 share of the Company’s common stock as per a directive from our board of directors.  On September 12, 2007, Mr. Hyams was grated 5,000 options to purchase restricted shares of CoroWare common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  At December 31, 2012, all 5,000 of those options are vested.

Except as described above no other equity awards were made in 2014 and 2013 to any of the Executive Officers.

Outstanding Equity Awards at Year End

The following table sets forth information for the named executive officers regarding the number of options and stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2014.

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

Director's Compensation

CoroWare, Inc. has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  No restricted shares were awarded for 2014 or 2013 services. For 2014 and 2013 services, each director was awarded 4,500,000 restricted shares of our common stock.  In addition, the chairman was awarded 2,250,000 shares.  No director has received his shares for 2014, nor for 2013 services.  A liability has been established for $9,374 for the remaining board fees that have yet to be paid.

The directors received the following common stock issuances for their service in 2014 and 2013:

Director	Restricted Common Stock Issued in 2014 for services	Value	Restricted Common Stock Issued in 2013 for services	Value

Martin Nielson	-	$-	-	$-
John Kroon	-	-	-	-
Lloyd Spencer	-	-	-	-
Total	-	$-	-	$-

Employment Agreements with Executive Officers

Currently, there is an employment agreement with Lloyd Spencer, CEO and interim CFO of CoroWare, Inc., and President and CEO of CoroWare Technologies, Inc.  We entered into a five year employment agreement with Mr. Spencer on May 16, 2006.  Under the terms of this agreement, Mr. Spencer is to serve as the President of CoroWare and to provide services as needed.  His salary is $150,000 per annum.  During 2012, Mr. Spencer reduced his annual salary to $59,541, of which $40,000 was deferred. During 2012, an additional $17,650 was deferred. An annual bonus may be awarded at the discretion of the board of directors.  At the inception of the agreement, Mr. Spencer was awarded 16,667 stock options to purchase CoroWare, Inc. common stock at $5.40 per share.  These options vest annually over three years and terminate on the tenth anniversary of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 21, 2015, by each person or entity known by us to be the beneficial owner of more than 5% of any class of our voting securities, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 13,149,707,329 shares of common stock outstanding and 100,000 shares of Series D Convertible Preferred Stock outstanding as of August 21, 2015. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from April 11, 2014 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

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

As of December 31, 2014 and 2013 the Company had an aggregate total of $186,134 and $175,016, respectively, in notes payable.  These notes bear interest at rates ranging from zero percent per annum to 18 percent per annum.  As of December 31, 2014 all notes payable to related parties were in default.  Accrued interest on related party notes payable totaled $163,603 and $130,099 at December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company issued 185,000 shares of Series E preferred stock to the Company's Chief Executive Officer in settlement of $100,000 of deferred salaries and $85,000 of current compensation.

During the year ended December 31, 2014, the Company issued 80,000 shares of Series F preferred stock to Company directors in settlement of $80,000 of accrued compensation.

During the year ended December 31, 2014, the Company issued 25,000 shares of Series G preferred stock to to the Company's Chief Executive Officer in settlement of $25,000 of deferred salary.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by Sadler, Gibb & Associates, LLC for the audit of the Registrant's annual consolidated financial statements and review of the interim financial information included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2014 and 2013, were $50,000 and $50,500, respectively.

(2) Tax Fees

The aggregate fees billed for professional services rendered for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2014 and 2013 were $-0, respectively.

(3) All Other Fees

No other fees were paid to Sadler, Gibb & Associates for fiscal years 2014 and 2013.

(4) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sadler, Gibb & Associates for fiscal years 2014 and 2013.

(5) Audit Work Attributed to Persons Other than Sadler, Gibb & Associates, LLC

Not applicable.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.1.1	Amendment to Articles of Incorporation as of January 3, 2013

3.2	Bylaws (2)

4.1	Certificate of Designation of Series D Convertible Preferred Stock dated November 10, 2012 ( )

4.2	Certificate of Designation of Series E Convertible Preferred Stock dated March 9, 2012 ( )

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between CoroWare Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., CoroWare Technologies Inc. and CoroWare, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25 t , 2007 (22)

10.46	Secured Convertible Debenture, dated October 25 th , 2007 (22)

10.47	Redemption Warrant, dated October 25 th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25 th , 2007 (22)

10.49	Security Agreement, dated October 25 th , 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25 th , 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20 th , 2008 (23)

10.57	Secured Convertible Debenture, dated March 20 th , 2008 (23)

10.58	Warrant, dated March 20 th , 2008 (23)

10.59	Registration Rights Agreement, dated March 20 th , 2008 (23)

10.60	Security Agreement, dated November 2 nd , 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29 th , 2007 (23)

10.62	Amendment Agreement, dated March 20 th , 2008 (23)

10.63	Amendment to Articles of Incorporation dated April 23, 2008

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

10.67	Joint Venture Agreement

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

* Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)	Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)	Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)	Incorporated by reference to the Form 10-Q filed on May 20, 2008.

(27)	Incorporated by reference to the Form S-8 filed on May 29, 2008.

(28)	Incorporated by reference to the Form S-8 filed on July 30, 2008.

(29)	Incorporated by reference to the Form 10-Q filed on August 19, 2008.

(30)	Incorporated by reference to the Form 8-K filed on November 19, 2008.

(31)	Incorporated by reference to the Form 10-Q filed on November 19, 2008.

(32)	Incorporated by reference to the Form 8-K filed on March 18, 2009.

(33)	Incorporated by reference to the Form 8-K filed on April 7, 2009.

(34)	Incorporated by reference to the Form 5 filed on May 12, 2009.

(35)	Incorporated by reference to the Form 10-K filed on May 18, 2009.

(36)	Incorporated by reference to the Form 10Q filed on May 20, 2009.

(37)	Incorporated by reference to the Form 8-K filed on August 7, 2009.

(38)	Incorporated by reference to the Form 10Q filed on August 19, 2009.

(39)	Incorporated by reference to the Form 8-K filed on August 28, 2009.

(40)	Incorporated by reference to the Form 8-K filed on October 22, 2009.

(41)	Incorporated by reference to the Form 10Q filed on November 23, 2009.

(42)	Incorporated by reference to the Form S-8 filed on December 16, 2009.

(43)	Incorporated by reference to the Form 8-K filed on January 10, 2010.

(44)	Incorporated by reference to the Form S-8 filed on March 29, 2010.

(45)	Incorporated by reference to the Form 10K filed on May 12, 2010.

(46)	Incorporated by reference to the Form 10Q filed on May 24, 2010.

(47)	Incorporated by reference to the Form 10Q filed on August 23, 2010.

(48)	Incorporated by reference to the Form 8K filed on September 17, 2010.

(49)	Incorporated by reference to the Form 10Q filed on November 22, 2010.

(50)	Incorporated by reference to the Form SC 13G filed on December 2, 2010.

(51)	Incorporated by reference to the Form S-8 filed on December 21, 2010.

(52)	Incorporated by reference to the Form 10K/A filed on January 5, 2012.

(53)	Incorporated by reference to the Form S-8 POS filed on February 22, 2012.

(54)	Incorporated by reference to the Form 8K filed on March 16, 2012.

(55)	Incorporated by reference to the Form NT 10-K filed on March 30, 2012.

(56)	Incorporated by reference to the Form 8K filed on April 14, 2012.

(57)	Incorporated by reference to the Form 10K filed on April 15, 2012.

(58)	Incorporated by reference to the Form NT 10-Q filed on May 16, 2012.

(59)	Incorporated by reference to the Form 10-Q filed on June 6, 2012.

(60)	Incorporated by reference to the Form Pre 14C filed on June 24, 2012.

(61)	Incorporated by reference to the Form Def 14A filed on July 29, 2012.

(62)	Incorporated by reference to the Form NT 10-Q filed on August 15, 2012.

(63)	Incorporated by reference to the Form Defr 14A filed on August 18, 2012.

(64)	Incorporated by reference to the Form 10-Q filed on August 19, 2012.

(65)	Incorporated by reference to the Form 10-Q/A filed on September 22, 2012.

(66)	Incorporated by reference to the Form 8K filed on September 23, 2012.

(67)	Incorporated by reference to the Form 3 filed on October 3, 2012.

(68)	Incorporated by reference to the Form 4 filed on October 3, 2012.

(69)	Incorporated by reference to the Form 8K filed on November 9, 2012.

(70)	Incorporated by reference to the Form 8KA filed on November 14, 2012.

(71)	Incorporated by reference to the Form NT 10-Q filed on November 14, 2012.

(72)	Incorporated by reference to the Form 8K filed on November 16, 2012.

(73)	Incorporated by reference to the Form Pre 14C filed on November 16, 2012.

(74)	Incorporated by reference to the Form 10-Q filed on November 21, 2012.

(78)	Incorporated by reference to the Form 8K/A filed December 12, 2012.

(79)	Incorporated by reference to the Form 8K/A filed on December 12, 2012.

(80)	Incorporated by reference to the Form Pre 14C filed on December 12, 2012.

(81)	Incorporated by reference to the Form Def 14C filed on December 12, 2012

(82)	Incorporated by reference to the Form 8K/A filed on December 13, 2012.

(83)	Incorporated by reference to the Form S-8 filed on March 7, 2012.

(84)	Incorporated by reference to the Form 8-K filed on March 7, 2012.

(85)	Incorporated by reference to the Form NT-10K filed on March 30, 2012.

(86)	Incorporated by reference to the Form 10K filed on April 16, 2012.

(87)	Incorporated by reference to the Form 10-K/A filed on April 18, 2012.

(88)	Incorporated by reference to the Form 10-K/A filed on April 25, 2012.

(89)	Incorporated by reference to the Form Pre 14C filed on May 4, 2012.

(90)	Incorporated by reference to the Form 10-Q filed on May 21, 2012.

(91)	Incorporated by reference to the Form Pre 14C filed on June 11, 2012.

(92)	Incorporated by reference to the Form Def 14C filed on June 15, 2012.

(93)	Incorporated by reference to the Form 8-K filed on July 11, 2012.

(94)	Incorporated by reference to the Form NT 10-Q filed on August 14, 2012.

(95)	Incorporated by reference to the Form 10-Q filed on August 20, 2012.

(96)	Incorporated by reference to the Form S-8 filed on August 23, 2012.

(97)	Incorporated by reference to the Form 3 filed on October 1, 2012.

(98)	Incorporated by reference to the Form 8-K filed on October 3, 2012.

(99)	Incorporated by reference to the Form S-8 filed on October 30, 2012.

(100)	Incorporated by reference to the Form NT 10-Q filed on November 13, 2012.

(101)	Incorporated by reference to the Form 10-Q filed on November 19, 2012.

(102)	Incorporated by reference to the Form S-8 filed on January 28, 2013.

(103)	Incorporated by reference to the Form 10-Q/A filed on January 31, 2013.

(104)	Incorporated by reference to the Form 10-Q/A filed on January 31, 2013.

(105)	Incorporated by reference to the Form 10-K/A filed on January 31, 2013.

(106)	Incorporated by reference to the Form Pre 14C filed on February 28, 2013.

(107)	Incorporated by reference to the Form 5 filed on March 5, 2013.

(108)	Incorporated by reference to the Form 4 filed on March 5, 2013.

(109)	Incorporated by reference to the Form Def 14C filed on March 25, 2013.

(110)	Incorporated by reference to the Form 8-K filed on April 15, 2013.

(111)	Incorporated by reference to the Form 10K/A filed on May 23, 2013.

(112)	Incorporated by reference to the Form 10-Q filed on June 4, 2013.

(113)	Incorporated by reference to the Form 10-Q/As filed on June 18, 2013.

(114)	Incorporated by reference to the Form 10-Q/A filed on June 19, 2013.

(115)	Incorporated by reference to the Form 10-Q filed on August 19, 2013.

(116)	Incorporated by reference to the Form 8-K/A filed on August 20, 2013.

(117)	Incorporated by reference to the Form 8-K filed on August 22, 2013.

(118)	Incorporated by reference to the Form 8-K/A filed on August 28, 2013.

(119)	Incorporated by reference to the Form 8-K filed on October 10, 2013.

(120)	Incorporated by reference to the Form 10-Q filed on November 19, 2013.

(121)	Incorporated by reference to the Form Def 14C filed on November 25, 2013.

(122)	Incorporated by reference to the Form 8-K filed on December 13, 2013.

(123)	Incorporated by reference to the Form 8-K/A filed on December 24, 2013.

(124)	Incorporated by reference to the Form 10-Q/A filed on January 9, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 24, 2015

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer, Chairman of the Board of Directors (Principal Executive Officer and Principal Accounting and Financial Officer),	August 24, 2015

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 (restated)	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2014 and December 31, 2013 (restated)	F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2014 and December 31, 2013 (restated)	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and December 31, 2013 (restated)	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CoroWare, Inc.

We have audited the accompanying consolidated balance sheets of CoroWare, Inc. ("the Company") as of December 31, 2014 and 2013 (as restated) and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoroWare, Inc. as of December 31, 2014 and 2013 (as restated), and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses for the period from inception through December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 24, 2015

COROWARE, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$27,679	$-
Accounts receivable, net	65,967	-
Inventory, net	5,515	23,601
Other current assets	-	1,109
Total Current Assets	99,161	24,710

PROPERTY AND EQUIPMENT, net	17,577	12,820

OTHER ASSETS
Other assets, net	9,743	10,356
Total Other Assets	9,743	10,356

TOTAL ASSETS	$126,481	$47,886

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,194,471	$6,706,645
Accrued expenses- related parties	179,072	183,929
Obligations collateralized by receivables	84,274	149,637
Notes payable	274,582	272,582
Notes payable-related parties	186,134	178,275
Derivative liability	6,432,768	4,429,122
Current maturities of convertible debt, net of discount	2,570,062	2,844,526
Total Current Liabilities	16,921,363	14,764,716

LONG-TERM LIABILITIES
Small business administration loan	979,950	980,450
Total Long-Term Liabilities	979,950	980,450

Total Liabilities	17,901,313	15,745,166

Redeemable preferred stock, Series A, $0.001 par value, 125,000
shares authorized, -0- shares issued and outstanding	-	-
Redeemable preferred stock, Series B, $0.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series C, $0.001 par value, 500,000
shares authorized, -0- shares issued and outstanding	-	-
Redeemable preferred stock, Series D, $0.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 798,084 and 339,559 shares issued
and outstanding, respectively	798	340
Redeemable preferred stock, Series F, $0.001 par value, 500,000 shares authorized, 190,000 and -0- shares issued and outstanding,
respectively	190	-
Redeemable preferred stock, Series G, $0.001 par value, 500,000 shares authorized, 25,000 and -0- shares issued and outstanding,
respectively	25	-

STOCKHOLDERS' DEFICIT
Common stock; 13,000,000,000 shares authorized
at $0.0001 par value, 8,414,278,152 and 23,610,123
shares issued and outstanding, respectively	841,428	2,361
Additional paid-in capital	31,389,098	25,912,563
Non controlling interest	92,258	91,553
Treasury stock	(179)	(179)
Accumulated deficit	(50,098,710)	(41,704,178)
Total Stockholders' Deficit	(17,776,105)	(15,697,880)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126,481	$47,886

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013
		(Restated)

REVENUES	$1,943,729	$1,067,229
COST OF SALES	1,480,228	761,413
GROSS PROFIT	463,501	305,816

OPERATNG EXPENSES
General and administrative	2,842,427	1,761,388
Research and development	106,842	23,415
Depreciation and amortization	12,078	3,000
Total Operating Expenses	2,961,347	1,787,803

LOSS FROM OPERATIONS	(2,497,846)	(1,481,987)

OTHER INCOME (EXPENSE)
Derivative income (expense)	(3,942,562)	5,174,412
Interest expense	(956,806)	(6,318,601)
Uncollectible securities	(6,331)	-
Loss on extinguishment of debt	(990,282)	-
TOTAL OTHER INCOME (EXPENSE)	(5,895,981)	(1,144,189)

LOSS BEFORE NON CONTROLLING INTEREST	(8,393,827)	(2,626,176)
Net loss attributable to non-controlling interest	(705)	(27,255)

LOSS BEFORE INCOME TAXES	(8,394,532)	(2,653,431)

INCOME TAX EXPENSE	-	-

NET LOSS	$(8,394,532)	$(2,653,431)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	5,743,362,993	3,467,095,318

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statement of Stockholders' Deficit
(Restated)

									Additional	Non
	Preferred Stock						Common Stock		Paid-In	Controlling	Treasury	Accumulated
	Series B	Series D	Series E	Series F	Series G	Amount	Shares	Amount	Capital	Interest	Stock	Deficit	Total

Balance, December 31, 2012	159,666	100,000	40,000	-	-	$300	1,600,872	$160	$24,192,538	$64,298	$(179)	$(39,050,747)	$(14,793,630)

Preferred shares issued for				-	-
services rendered	-	-	320,000			320	-	-	298,951	-	-	-	298,951

Common stock issued
for convertible debt	-	-	-	-	-	-	20,491,101	2,049	1,383,723	-	-	-	1,385,772

Common stock issued for
services and compensation	-	-	-	-	-	-	597,150	60	37,423	-	-	-	37,483

Cancellation of common shares	-	-	-	-	-	-	(510,000)	(51)	51	-	-	-	-

Common shares issued
in conversion of Series E
preferred stock	-	-	(20,441)	-	-	(20)	1,431,000	143	(123)	-	-	-	20

Non-controlling interest	-	-	-	-	-	-	-	-	-	27,255	-	-	27,255

Net loss for year ended
December 31, 2013	-	-	-	-	-	-	-	-	-	-	-	(2,653,431)	(2,653,431)

Balance, December 31, 2013	159,666	100,000	339,559	-	-	$600	23,610,123	$2,361	$25,912,563	$91,553	$(179)	$(41,704,178)	$15,697,880

Preferred shares issued for
services rendered	-	-	335,000	-	-	335	-	-	854,270	-	-	-	854,270

Preferred shares issued for
settlement of debt	-	-	272,856	190,000	25,000	487	-	-	958,044	-	-	-	958,044

Common stock issued
for convertible debt	-	-	-	-	-	-	8,127,192,772	812,719	3,231,202	-	-	-	4,043,921

Common shares issued
in conversion of Series E
preferred stock	-	-	(149,331)	-	-	(149)	263,475,257	26,348	433,019	-	-	-	459,367

Non-controlling interest	-	-	-	-	-	-	-	-	-	705	-	-	705

Net loss for year ended
December 31, 2014	-	-	-	-	-	-	-	-	-	-	-	(8,394,532)	(8,394,532)

Balance, December 31, 2014	159,666	100,000	798,084	190,000	25,000	$1,273	8,414,278,152	$841,428	$31,389,098	$92,258	$(179)	$(50,098,710)	$17,776,105

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
		(Restated)

OPERATING ACTIVITIES
Net income (loss)	$(8,394,532)	$(2,653,431)
Net income (loss) attributable to non controlling interest	705	27,255
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,206	3,000
Expenses paid on behalf of the Company by related parties	28,500	-
Amortization of debt discount	362,453	455,649
Loss on settlement of liabilities	990,282	-
Derivative expense	2,587,395	(5,174,412)
Excess derivative	1,355,167	4,547,907
Preferred Stock issued for services and compensation	854,605	204,100
Common Stock issued for services and compensation	-	25,640
Changes in operating assets and liabilities:
Accounts receivable	(65,967)	90,636
Other current assets	1,109	20,000
Other assets	613	2,517
Inventory	18,086	(8,334)
Accounts payable and accrued expenses	2,180,881	1,904,329
Accounts payable and accrued expenses, related parties	(4,857)	-
Net Cash Used in Operating Activities	(73,354)	(555,144)

INVESTING ACTIVITIES
Purchase of property and equipment	(16,963)	(367)
Net Cash Used in Investing Activities	(16,963)	(367)

FINANCING ACTIVITIES
Net proceeds from obligations collateralized by receivables	(65,363)	31,915
Proceeds from related party loans	22,269	81,293
Payments on related party loans	(9,410)	(3,130)
Proceeds from convertible debt	170,500	548,689
Payments on convertible debt	-	(116,010)
Proceeds from notes payable	-	10,000
Net Cash Provided by Financing Activities	117,996	552,757

NET DECREASE IN CASH	27,679	(2,754)
CASH AT BEGINNING OF PERIOD	-	2,754

CASH AT END OF PERIOD	$27,679	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2014	2013
		(Restated)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Debt discounts on convertible notes payable	$280,643	$459,656
Assignments and assumptions of debt	$341,542	$-
Preferred stock issued in settlement of debt	$1,770,393	$-
Conversion of Series E preferred stock to common stock	$459,367	$143
Common stock issued upon conversion of debt	$4,043,921	$1,492,896

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

CTI comprises three separately managed lines of business:

▪
Business Consulting Services :  R&D engineering services; business process workflow; software architecture, design and development; content management; console, PC and online game production; marketing coordination and management.

▪	Robotics and Automation: Custom engineering such as visualization, simulation and software development; and mobile robot platforms for university, government and corporate researchers.

▪	Enhanced Collaboration s: Collaboration and conferencing subscription services.

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

NOTE 2 – GOING CONCERN

The Company incurred a net loss in the amount of $8,394,532 during the year ended December 31, 2014 and incurred a net loss of $2,653,431 for the year ended December 31, 2013. The Company has negative working capital of $16,822,202 and $14,740,006 as of December 31, 2014 and 2013, respectively. Additionally, the Company had negative cash flows from operating activities totaling $73,354 and $555,144 for the years ended December 31, 2014 and 2013, respectively. Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

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

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CoroWare Technologies, Inc. (“CTI”), Innova Robotics, Inc. (“IR”), Robotic Workspace Technologies, Inc. (“RWT”), and Robotics Software Services, Inc. (“RSS”) (herein are referred to as the “Subsidiaries”). The Company also consolidates its majority-owned subsidiary, ARiCON, LLC. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
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

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. The Company had an allowance balance of $2,000 and $27,873 at December 31, 2014 and December 31, 2013, respectively.

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

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered.  The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight line basis over the service period, which is the vesting period.  The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. There were no options granted during the years ending December 31, 2014 and 2013.

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

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

The Company’s collaboration service revenues are generated through the sale of CoroCall™, a managed collaboration service.  Our contracts provide for usage pricing or when paid for pre-paid service.  The Company recognizes this revenue in the period that the services or minutes are used and prepaid.

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the years ended December 31, 2014 and 2013 were $106,842 and $23,415, respectively.

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2014 and 2013 were $26,672 and $21,184, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At December 31, 2014 and 2013, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2014		2013
	Percent of Revenues	Percent of Receivables	Percent of Revenues	Percent of Receivables
Customer 1	96.85%	90.26%	64.41%	88.89%

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity instruments. As of December 31, 2014 and 2013, there were 71,221,788,387 and 220,505,673 common stock equivalents outstanding, respectively, which were excluded from the calculation of diluted loss per unit as their effect would have been anti-dilutive.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2014 and 2013 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5 percent dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2014 and 2013, there were cumulative undeclared dividends to Preferred Series B shareholders of $71,852, respectively, the obligation for which is contingent on declaration by the board of directors.  At December 31, 2014 and 2013, there were accrued unpaid dividends of $15,969, respectively.  These balance have been recorded as part of accounts payable and accrued expenses.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 4 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined net balance due to Capefirst as of December 31, 2014 and 2013 was $84,274 and $149,638, respectively.  Factor expense charged to operations for the years ended December 31, 2014 and 2013 amounted to $65,158 and $64,568, respectively.

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

NOTE 5 – INVENTORY

As of December 31, 2014 and 2013, inventories consist of the following:

	December 31, 2014	December 31, 2013
Raw materials	$-	$-
Work in process	-	-
Finished goods	5,515	23,601
Subtotal	5,515	26,601
Less: inventory reserve	-	-
Inventory, net	$5,515	$23,601

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Computer equipment and software	$102,710	$85,748
Furniture and fixtures	7,862	7,862
Subtotal	110,572	96,610
Less: accumulated depreciation	(92,995)	(80,790)
Property and equipment, net	$17,577	$12,820

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

Depreciation expense for the years ended December 31, 2014 and 2013 was $12,205 and $3,000, respectively.

NOTE 7 – INVESTMENT IN JOINT VENTURE

On September 27, 2013, the Company partnered with a private investor to launch a joint venture – ARiCON, LLC to develop and market mobile robot platforms, applications, and solutions for the construction industry.

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

NOTE 8 – NOTES PAYABLE

As of December 31, 2014 and 2013 the Company had an aggregate total of $274,582 and $247,582, respectively, in notes payable.  These notes bear interest at rates ranging from five percent per annum to 21 percent per annum.  As of December 31, 2014 all notes payable were in default.  Accrued interest on notes payable totaled $461,160 and $424,635 at December 31, 2014 and 2013, respectively.

Notes payable consist of the following at December 31, 2014 and 2013:

		December 31, 2014	December 31, 2013
Notes payable – merger	8(a)	$50,000	$50,000
Notes payable – shareholders	8(b)	109,500	107,500
Note payable – third parties	8(c)	45,000	45,000
Notes payable – YA Global Investments (aka Yorkville Advisors)	8(d)	37,500	37,500
Other notes payable	8(e)	32,582	32,582
Total		$274,582	$272,582

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

(b) Notes payable - Shareholders:

During 2011 and 2010, the Company entered into various unsecured notes with shareholders with aggregate totals of between $5,000 and $30,000.  The notes bear interest at rates between -0- percent and 18 percent and matured at various dates through June 2011.  During 2011, $74,200 of these notes were sold to third parties and simultaneously re-stated as convertible debentures. During the year ended December 31, 2014, the $2,000 was added to one of the notes in connection with services performed. These instruments are currently in default.

(c)  Notes payable – Third Parties:

During June 2007, the Company entered a short-term note with a creditor that bears interest at 18% and matured in March 2008. This instrument is currently in default.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

(d)  Notes payable – Yorkville:

During August 2008, the Company entered into two (2) short-term notes with Yorkville that bear interest at 18% and matured in December 2008. This transaction was recorded as an inducement expense of $3,750 during the year ended December 31, 2008. These instruments are currently in default.

NOTE 8 – NOTES PAYABLE (CONTINUED)

(e) Other notes payable

Other notes payable consist of four notes due to third parties. The notes bear interest at rates ranging from 5 percent to 21 percent and matured through December 31, 2011. Each of these notes is currently in default.

NOTE 9 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2014 and 2013 the Company had an aggregate total of $186,134 and $175,016, respectively, in notes payable-related parties.  These notes bear interest at rates ranging from zero percent per annum to 18 percent per annum.  As of December 31, 2014 all notes payable to related parties were in default.  Accrued interest on related party notes payable totaled $163,603 and $130,099 at December 31, 2014 and 2013, respectively.

NOTE 10 – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at December 31, 2014 and 2013 was $979,950 and $980,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010 whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011.  The Company only made four payments under the modification agreement. The Company continues to carry the loan as a current term liability as current payments are not being made, resulting in the note being in default. Accrued interest and penalties on the note totaled $418,913 and $227,860 as of December 31, 2014 and 2013, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

The following table reconciles the activity of the Company’s convertible notes payable for the year ended December 31, 2014:

		Gross Convertible Notes Payable	Discounts on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of December 31, 2013		$2,945,161	$(100,635)	$2,844,526

Additions from new convertible notes issued for cash	(1)	170,500	(170,500)	-
Assignment of accrued interest and other debt to convertible notes	(2)	373,542	(110,143)	263,399
Conversion of principal on convertible notes to common stock	(3)	(900,316)	-	(900,316)
Accretion of debt discount to interest expense		-	362,453	362,453
Balance as of December 31, 2014		$2,588,887	$(18,825)	$2,570,062

(1)
During the year ended December 31, 2014, the Company issued a total of 6 separate convertible notes totaling $170,500 face value and ranging in size from $5,000 to $60,000. The notes were issued with beneficial conversion features and were convertible in to shares of the Company’s common stock at variable prices. Conversion prices were at a discount to the Company’s market price, typically a 40% to 50% discount to the lowest closing market price for either 3, 10, 20, or 30 days prior to any notice of conversion. The Company determined that the beneficial conversion features should be accounted for as a derivative liability and the conversion features were valued at the market value on the date of issuance as described below in derivative liabilities. A debt discount was recorded up to the face value of the debt on the date of issuance. Any excess of fair value of the derivatives over the face value of the notes issued was recorded to interest expense. The notes were issued with stated interest rates of between -0-% and 12% annual interest rates and may have included stated minimum interest amounts. All convertible notes issued for cash were issued with conversion features valued in excess of the face value of the notes. A total of $185,121 of additional interest expense was recorded as a result of the excess fair value over the face value of the notes.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(2)
During the year ended December 31, 2014, the Company exchanged $373,542 of accrued interest and other debt payable into convertible notes payable at terms consistent with those described above for notes issued for cash described above. Typically, these other notes payable were either purchased by one of several investors in the company who purchased notes from third parties or the accrued interest was converted into convertible notes. The notes had the embedded conversion features with fair values in excess of the face value and for those notes, the combined excess fair value, charged to interest expense, was $179,764.

(3)	During the year ended December 31, 2014, the Company converted $900,316 of convertible notes and $571,534 of accrued interest into 8,127,192,772 shares of the Company’s common stock.

The following table reconciles the activity of the Company’s convertible notes payable for the year ended December 31, 2013:

		Gross Convertible Notes Payable	Discounts on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of December 31, 2012		$2,411,206	$(96,628)	$2,314,578

Additions from new convertible notes issued for cash	(4)	488,393	(488,393)	-
Cash payments on convertible notes	(5)	(115,739)	-	(115,739)
Assignment of accrued interest and other debt to convertible notes	(6)	397,525	-	397,525
Conversion of principal on convertible notes to common stock	(7)	(236,244)	-	(236,224)
Accretion of debt discounts to interest expense		-	484,386	484,386
Balance as of December 31, 2013		$2,945,161	$(100,635)	$2,844,526

(4)
During the year ended December 31, 2013, the Company issued a total of 12 separate convertible notes totaling $488,393 face value and ranging in size from $3,000 to $140,000. The notes were issued with beneficial conversion features and were convertible in to shares of the Company’s common stock at variable prices. Conversion prices were at a discount to the Company’s market price, typically a 15% to 60% discount to the lowest closing market price for either 10, 20, or 30 days prior to any notice of conversion. The Company determined that the beneficial conversion features should be accounted for as a derivative liability and the conversion features were valued at the market value on the date of issuance as described below in derivative liabilities. A debt discount was recorded up to the face value of the debt on the date of issuance. Any excess of fair value of the derivatives over the face value of the notes issued was recorded to interest expense. The notes were issued with stated interest rates of between 8% and 14% annual interest rates and may have included stated minimum interest amounts. All convertible notes issued for cash were issued with conversion features valued in excess of the face value of the notes. A total of $1,015,491 of additional interest expense was recorded as a result of the excess fair value over the face value of the notes.

(5)	During the year ended December 31, 2013, the Company made cash payments of $115,739 on two convertible notes.

(6)
During the year ended December 31, 2013, the Company exchanged $397,525 of accrued interest and other debt payable into convertible notes payable at terms consistent with those described above for notes issued for cash described above. Typically, these other notes payable were either purchased by one of several investors in the company who purchased notes from third parties or the accrued interest was converted into convertible notes. The notes had the embedded conversion features with fair values in excess of the face value and for those notes, the combined excess fair value, charged to interest expense, was $1,018,117.

(7)	During the year ended December 31, 2013, the Company converted $236,224 of convertible notes and $20,695 of accrued interest into 4,098,220,260 shares of the Company’s common stock.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The following is summary of principal balances of convertible debt holders as of the fiscal year ended December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013

AGS Capital Group	$91,905	$157,687
Asher Enterprises	-	102,795
Barclay Lyons	10,750	10,750
Blackbridge Capital	29,485	52,042
Burgess, Tim	50,000	50,000
Burrington Capital	25,000	-
Cariou, Raphael	7,000	31,383
Collins, Thomas	39,170	39,170
Dakota Capital	200,000	-
IBC Funds	5,550	-
Kelburgh LTD	13,000	13,000
LG Capital	56,000	-
Liben, Barry	75,000	-
Magna Group	8,500	-
Panache Capital	32,685	32,685
Premier IT Solutions	21,962	21,962
Ratzker, David	-	64,184
Redwood Management	123,935	169,647
Ridge Point Capital	-	63,715
Robert, Jared	20,000	-
Sobeck, Michael	-	30,500
Tangiers Investment Group	181,000	62,891
Westmount International Holdings	537,317	537,317
YA Global Investments (aka Yorkville Advisors)	995,628	1,365,433
Zoom Marketing	65,000	140,000
Total convertible notes	$2,588,887	$2,945,161

Less: debt discounts	(18,825)	(100,635)
Total convertible notes, net	$2,570,062	$2,844,526

NOTE 12 – DERIVATIVE LIABILITY

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

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions:

	December 31, 2014	December 31, 2013

Risk-free interest rate	1.37% – 1.75%	1.37% - 1.75%
Expected options life	1.00 – 5.00	0.33 – 5.00
Expected dividend yield	–	–
Expected price volatility	137% – 205%	137% – 205%

During the year ended December 31, 2014, the Company’s derivative liability increased from $4,724,163 to $6,432,768 and recognized a loss on derivative liability of $3,942,562 in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

NOTE 13 – PREFERRED STOCK

a) Series A Preferred Stock

The Company is authorized to issue 125,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock; (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion; (iii) has a liquidation preference of $1.00 per share; (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends; and (v)  has no voting rights except when mandated by Delaware law. There were no shares of Series A Preferred Shares outstanding at any time during the years ended December 31, 2014 and 2013.

b)  Series B Preferred Stock

The Company is authorized to issue 525,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock (i) pays a dividend of 5 percent, payable at the discretion of the Company in cash or common stock; (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $15 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion; (iii) has a liquidation preference of $1.00 per share; and (iv) may be redeemed by the Company at any time up to five years.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $212,888 and $213,333 as of December 31, 2014 and 2013, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $45 and $113,346 were charged to derivative income (expense) for the years ended December 31, 2014 and 2013, respectively.  At December 31, 2014 and 2013 the Company has 159,666 shares of series B preferred stock issued and outstanding.

c) Series C Preferred Stock

The Company is authorized to issue 500,000 shares of Series C Preferred Stock. During 2007, the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock. Each unit is convertible at the lesser of eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or $0.04, and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $0.06 per share and which expire five (5) years from the conversion date. There were no shares of Series C Preferred Shares outstanding at any time during the years ended December 31, 2014 and 2013.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 13 – PREFERRED STOCK (CONTINUED)

d)  Series D Preferred Stock

On November 10, 2011 the Board approved by unanimous written consent an amendment to the Corporation’s Certificate of Incorporation to designate the rights and preferences of Series D Preferred Stock. The Company is authorized to issue 500,000 shares of Series D Preferred Stock with a par value of $0.001. Each share of Series D Preferred Stock has a stated value equal to $1.00. These preferred shares rank higher than all other securities. Each outstanding share of Series D Preferred Stock is convertible into the number of shares of the Corporation’s common stock determined by dividing the stated value by the conversion price, which is (i) eighty five percent (85%) of the average closing bid price of the Company’s common stock over the twenty (20) trading days immediately preceding the date of conversion; (ii) but no less than par value of the Company’s common stock. Mandatory conversion could be demanded by the Company prior to October 1, 2013. Each one share of the Series D Preferred Stock has voting rights equal to 100,000 votes of common stock.

There were no issuances, conversions or redemptions of Series D Preferred Stock during the years ended December 31, 2014 and 2013.  At December 31, 2014 and 2013 there were 100,000 shares of series D preferred stock issued and outstanding.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $100,000 and $89,295 as of December 31, 2014 and 2013, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $10,705and $(15,758) were charged to derivative income (expense) for the year ended December 31, 2014 and 2013, respectively.

e)  Series E Preferred Stock

On March 9, 2012, the Corporation filed the Certificate of Designation of the Rights and Preferences of Series E Convertible Preferred Stock of the Company with the Delaware Secretary of the State pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 1,000,000 authorized shares of Series E Convertible Preferred Stock, par value $0.001 per share.  The Series E preferred shares are convertible into common shares at 50% of the lowest closing bid price of the common stock over the twenty days immediately prior the date of conversion, but no less than the par value of the common stock.

During the year ended December 31, 2014, the Company issued 320,000 shares of Series E preferred stock for services valued at $299,271. The value of the preferred stock was based on the value of common stock into which the Series E preferred stock was convertible on the date of issuance, which in turn, is based on the trading price of the common stock on the date of issuance. During 2014, the Company also issued 272,865 shares of Series E preferred stock in settlement of $272,865 of deferred and accrued salaries and commissions and recognized a loss on settlement of such liabilities of $478,453.

In addition, preferred stock holders elected to convert 20,441 shares of Series E preferred stock into 286,200,000 shares of common stock pursuant to the conversion terms of the Series E preferred stock.

During the year ended December 31, 2013, the Company issued 335,000 shares of Series E preferred stock for services valued at $854,605. The value of the preferred stock was based on the value of common stock into which the Series E preferred stock was convertible on the date of issuance, which in turn, is based on the trading price of the common stock on the date of issuance. In addition, preferred stock holders elected to convert 149,331 shares of Series E preferred stock into 263,475,257 shares of common stock pursuant to the conversion terms of the Series E preferred stock.

At December 31, 2014 and 2013, the Company had 798,084 and 339,559 shares of Series E preferred stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series E Preferred Stock, the embedded conversion feature related to the preferred stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $789,084 and $641,413 as of December 31, 2014 and 2013, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $989,891 and $321,413 were charged to derivative income (expense) for the year ended December 31, 2014 and 2013, respectively.

f)  Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Convertible Preferred Stock, par value $0.001 per share.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 13 – PREFERRED STOCK (CONTINUED)

f)  Series F Preferred Stock (Continued)

The shares of preferred stock have a stated value of $1.00, have no voting rights, are entitled to no dividends due or payable, and are convertible into the number of shares of the Corporation’s common stock determined by dividing the stated value by the conversion price, which is defined as eighty five percent (85%) of the average closing bid price of the common stock over the five (5) trading days immediately preceding the date of conversion, but no less than par value of the common stock.  At any time after the issuance date through the fifth anniversary of the issuance of the preferred stock, the Company shall have the option to redeem any unconverted shares at an amount equal to one hundred thirty percent (130%) of the stated value of the stock plus accrued and unpaid dividends, if any. Redemption shall be established by the Company in its sole and absolute discretion and no holder of Series F Preferred Stock may demand that the Series F Preferred Stock be redeemed.

During the year ended December 31, 2014, the Company issued 190,000 shares of Series E preferred stock in settlement of $190,000 of accrued compensation and accounts payable and recognized a gain on settlement of such liabilities of $7,776.

At December 31, 2014 and 2013, the Company had 190,000 and -0- shares of Series F preferred stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series F Preferred Stock, the embedded conversion feature related to the preferred stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $190,000 and $-0- as of December 31, 2014 and 2013, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(7,776) and $-0- were charged to derivative income (expense) for the year ended December 31, 2014 and 2013, respectively.

g)  Series G Preferred Stock

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

During the year ended December, 2014, the Company issued 25,000 shares of Series G preferred stock to the Company’s Chief Executive Officer in settlement of for $25,000 of deferred salary. The value of the preferred stock was $14,006 and was based on the value of common stock into which the Series E preferred stock was convertible on the date of issuance, which in turn, is based on the trading price of the common stock on the date of issuance. As the recipient is a related party, the transaction resulted in an increase to additional paid-in capital of $13,981.

At December 31, 2014 and 2013, the Company had 25,000 and -0- shares of Series G preferred stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series G Preferred Stock, the embedded conversion feature related to the preferred stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $25,000 and $-0- as of December 31, 2014 and 2013, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(10,994) and $-0- were charged to derivative income (expense) for the year ended December 31, 2014 and 2013, respectively.

NOTE 14 – COMMON STOCK

The Company is authorized to issue up to 13,000,000,000 shares of $0.0001 par value common stock, of which 8,414,278,152 and 23,610,123 shares were issued and outstanding as of December 31, 2014 and 2013, respectively.
On January 3, 2014, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to retroactively reflect this change.

During the year ended December 31, 2014, the Company issued 8,127,192,772 shares of common stock pursuant to conversions of various notes payable and other debts.  The shares were valued at an aggregate of $459,218.  The Company also issued an additional 263,475,257 shares of common stock pursuant to the conversion of Series E preferred stock.

During the year ended December 31, 2013, the Company issued 597,150 shares of common stock for services and compensation, resulting in a total value of $37,483.  Additionally, the Company issued 20,491,101 shares of common stock pursuant to conversions of various notes payable and other debts. The shares were valued at an aggregate of $1,385,772. The Company cancelled 510,000 shares of common stock and issued an additional 1,431,000 shares of common stock pursuant to the conversion of Series E preferred stock.

NOTE 15 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

The Company has a 2005 Stock Option Plan which is authorized to issue 66,667 options.   There are currently 38,164 options outstanding under this plan.  Compensation cost of $20,134 was recognized during the years prior to December 31, 2012, for grants under the 2005 Stock Option Plan.  During 2014 and 2013, -0- and -0- unvested options were forfeited by employees upon termination.  No options were issued during 2014 or 2013.

NOTE 15 – STOCK OPTIONS AND WARRANTS (CONTINUED)

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

During the year ended December 31, 2008, the Company granted 33,333 warrants to acquire shares of common stock at $1,200.00 per share to a note holder in connection with the issuance of convertible debt. At December 31, 2014 and 2013 there were -0- and -0- warrants outstanding, respectively. The options expired without exercise on March 19, 2013.

A summary of the status of the Company’s options and warrants as of December 31, 2014 and 2013 as well as the changes during the years ended December 31, 2014 and 2013 is presented below:

Number of Options and Warrants

Outstanding at December 31, 2012	38,164

Options and warrants granted	-
Options and warrants exercised	-
Options and warrants forfeited or expired	-
Outstanding at December 31, 2013	38,164
Exercisable at December 31, 2013	38,164

Options and warrants granted	-
Options and warrants exercised	-
Options and warrants forfeited or expired	-
Outstanding at December 31, 2014	38,164
Exercisable at December 31, 2014	38,164

In applying the Black-Scholes options pricing model to the option and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

Risk-free interest rate	0.10%
Expected options life	4.00
Expected dividend yield	-
Expected price volatility	455.48%

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 15 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about stock options and warrants as of December 31, 2014:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	2.12	$3.60	38,164	$3.60
	38,164	2.12	$3.60	38,164	$3.60

The following table summarizes information about stock options and warrants as of December 31, 2013:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	2.37	$3.60	38,164	$3.60
$70 to $120	15,000	0.48	$93.33	15,000	$93.33
$121 to $1,200	-	-	-	-	-
	53,164	1.84	$28.92	53,164	$28.92

NOTE 16 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	For the Years Ended
	December 31,
	2014	2013
Current operations	$2,854,141	$902,167
Change in valuation allowance	(2,854,141)	(902,167)
Total provision for income taxes	$-	$-

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 16 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2014 and 2013 due to the following:

	December 31, 2014	December 31, 2013

Loss carryforwards (expire through 2033)	$17,033,561	$14,179,421
Valuation allowance	(17,033,561)	(14,179,421)
Net deferred taxes	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $17,033,561 through 2033.  No tax benefit has been reported in the December 31, 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

NOTE 17 – COMMITMENTS

Lease Agreements

On December 1, 2014, the Company entered into a lease agreement on corporate offices located at 601 108th Avenue NE, Suite 1900, Bellevue, WA 89004 which terminates on December 31, 2015. Under this lease, the Company was obligated to pay an average monthly rent of $1,700. Monthly rent previously averaged $4,088 at the Company’s previous location in Kirkland, WA.

Subsequent to December 31, 2014, the Company signed a new lease at 14777 Northeast 40th street Bellevue, WA. This lease started June 1, 2015 and ends May 31, 2016. The monthly rental payments are $550.

On January 1, 2013, the Company entered into a lease agreement on corporate offices located at 8701 Mallard Creed Rd., Charlotte, NC which terminated on December 31, 2013. Under this lease, the Company was obligated to pay monthly rent of $2,000 in 2013. As of August 14, 2013, the Company terminated this lease with no further obligations in order to sign a new lease at 1064 Van Buren Avenue, Indian Trail, NC. This lease continues through August 31, 2014 at a monthly cost of $1,247 per month. The Company signed a new lease as of April 1, 2014, through March 31, 2015, at an average monthly cost of $1,300 in 2014, $1,317 in 2014 and $1,350 in 2015.

Future minimum rentals on non-cancelable leases for the year ending December 31, 2014 are as follows:

2015	$22,550
2016	3,300
2017	-
Thereafter	-
Total	$25,850

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 18 – FAIR VALUE MEASUREMENTS

The company uses the Black-Sholes model to calculate the fair value of the derivative liability.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 consisted of the following:

		Fair Value Measurements Using
Description	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$6,432,768	$-	$6,432,768	-

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 consisted of the following:

		Fair Value Measurements Using
Description	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$4,429,122	$-	$4,429,122	-

All financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed.

NOTE 20 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the 2013 consolidated financial statements as originally presented in its Form 10-K filed on November 24, 2014. The changes and explanation of such are as follows:

As of December 31, 2013:

	Originally Reported	Restatement Adjustment		As Restated
Balance sheet:
Accounts payable and accrued expenses	$6,135,126	$571,519	(a)	$6,706,645
Notes payable	515,082	(242,500)	(b)	272,582
Notes payable – related parties	218,275	(40,000)	(a)	178,275
Derivative liability	4,780,032	(350,910)	(a)	4,429,122
Current maturities of long-term debt, net	2,452,429	392,097	(a)(b)	2,844,526
Common stock	2,383	(22)	(a)(b)	2,361
Additional paid-in capital	25,948,063	(35,500)	(a)(b)	25,912,563
Treasury stock	(35,700)	35,521	(a)(b)	(179)
Accumulated deficit	$(41,373,973)	$(330,205)	(a)(b)	$(41,704,178)

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

Notes:
(a) Reflects restatement of debt principle or interest expense based on debt confirmations
(b) Reflects restatement of related party payables based on current year testing

NOTE 20 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the year ended December 31, 2013:

	Originally Reported	Restatement Adjustment		As Restated
Statement of Operations:
General and administrative expenses	$1,651,792	$109,596	(a)	$1,761,388
Derivative income (expense)	4,985,720	188,692	(a)	5,174,412
Interest expense	(5,909,300)	(409,301)	(a)	(6,318,601)
Net loss	$(2,323,226)	$(330,205)	(a)	$(2,653,431)

Notes:
(a) Reflects restatement of debt principle or interest expense based on debt confirmations