Form 10-Q
period 2015-03-31
CoroWare, Inc,
filed 2015-10-19
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

COROWARE, INC.
 (EXACT NAME OF THE COMPANY AS SPECIFIED IN ITS CHARTER)

Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

601 108 th Avenue NE, Suite 1900
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

As of October 19, 2015 there were 8,414,278,152 shares of the issuer's $0.0001 par value common stock outstanding.

COROWARE, INC.
March 31, 2015 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
     ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	$57,172	$27,679
Accounts receivable, net	126,572	65,967
Inventory, net	4,664	5,515

Total Current Assets	188,408	99,161

PROPERTY AND EQUIPMENT, net	20,534	17,577

OTHER ASSETS
Other assets, net	9,743	9,743

Total Other Assets	9,743	9.743

TOTAL ASSETS	$218,685	$126,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,393,302	$7,194,471
Accrued expenses- related parties	187,191	179,072
Obligations collateralized by receivables	68,338	84,274
Notes payable	294,502	274,582
Notes payable-related parties	182,916	186,134
Derivative liability	7,416,338	6,432,768
Convertible debt, net of discount	2,785,671	2,570,062

Total Current Liabilities	18,328,258	16,921,363

LONG-TERM LIABILITIES

Small business administration loan	979,950	979,950

Total Long-Term Liabilities	979,950	979,950

Total Liabilities	19,308,208	17,901,313

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Redeemable preferred stock, Series A, $.001 par value, 125,000 shares auhorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series B, $0.001 par value, 525,000
shares auhorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series C, $.001 par value, 500,000 shares authorized, 100,000 shares issued and outstanding
Redeemable preferred stock, Series D, $0.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 798,084 shares issued and
outstanding	798	798
Redeemable preferred stock, Series F, $0.001 par value, 500,000
shares authorized, 190,000 shares issued and outstanding	190	190
Redeemable preferred stock, Series G, $0.001 par value, 500,000
shares authorized, 25,000 shares issued and outstanding	25	25
Common stock, 13,000,000,000 share authorized at $0.001 par value, 8,414,278,152 shares issued and outstanding	841,428	841,428
Additional paid-in capital	31,389,098	31,389,098
Non controlling interest	92,258	92,258
Treasury Stock	(179)	(179)
Accumulated deficit	(51,413,401)	(50,098,710)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$(19,089,523)	(17,774,832)

	218,685	126,481

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$798,541	$291,538
COST OF SALES	572,062	232,556
GROSS PROFIT	226,479	58,982

OPERATNG EXPENSES
General and administrative	371,805	156,744
Sales and marketing	20,018	7,389
Research and Development	20,328	16,569
Depreciation and amortization	3,020	2,083

Total Operating Expenses	415,171	182,785

LOSS FROM OPERATIONS	(188,692)	(123,803)

OTHER INCOME (EXPENSE)
Derivative expense	(762,039)	(1,771,818)
Interest expense	(147,354)	(888,744)
Gain (loss) on extinguishment of debt	(216,606)	4,700

TOTAL OTHER INCOME (EXPENSE)	(1,125,999)	(2,655,862)

LOSS BEFORE NON CONTROLLING INTEREST	(1,134,691)	(2,779,665)
Net income attributable to non controlling interest	-	2,793

LOSS BEFORE INCOME TAXES	(1,134,691)	(2,776,872)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(1,314,691)	(2,776,872)

NET LOSS	$(1,314,691)	$(2,776,872)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	8,414,278,152	330,631,438

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(1,314,691)	$(2,779,665)
Net income attributable to non controlling interest	-	2,793
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,020	2,083
Debt issuance cost	1,500	-
Loss on derivative valuation	762,039	2,190,919
Amortization of debt discount	15,678	33,366
Preferred Stock issued for services and compensation	-	217,012
Loss on extinguishment of debt	216,606	-
Changes in operating assets and liabilities:
Accounts receivable	(60,605)	(50,759)
Inventory	851	12,243
Accounts payable and accrued expenses	395,306	164,528

Net Cash Provided by (Used in) Operating Activities	25,383	(207,480)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,977)	-
Net Cash Used in Investing Activities	(5,977)	-

FINANCING ACTIVITIES
Net proceeds from obligations collateralized by receivables	(15,936)	40,376
Proceeds from related party loans	374	-
Payments on related party loans	(3,592)	12,669
Proceeds from convertible debt financings	16,500	162,014
Proceeds from notes payable	18,500	-
Payments on notes payable	(80)	(4,635)

Net Cash Provided by Financing Activities	15,766	211,078

NET INCREASE IN CASH	29,493	3,598
CASH AT BEGINNING OF PERIOD	27,679	(1,635)

CASH AT END OF PERIOD	$57,172	$1,963

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Debt discount on convertible notes	$9,050	$(772)
Common stock issued upon conversion of debt	$-	$997,982
Conversion of Preferred E stock in to common stock	$-	$18,063
Convertible notes issued in settlement of liabilities	$188,356	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CoroWare, Inc. (“CoroWare” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2014.  The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, CoroWare Technologies, Inc.  Also included in the consolidated statements are the Company’s inactive wholly-owned subsidiaries, Innova Robotics, Inc., Robotic Workspace Technologies, Inc., and Robotics Software Service, Inc. (herein referred to as the “Subsidiaries”).  The Company also consolidates its 51% interest in Aricon, LLC. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2014 as reported in Form 10-K have been omitted.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and March 31, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Significant estimates are made in relation to the allowance for doubtful accounts and fair value of certain financial instruments.

Reclassifications

Certain immaterial items have been reclassified in prior periods presented to conform to current year presentation.

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

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity instruments. As of March 31, 2015 and December 31, 2014, there were 74,731,390,127 and 71,221,788,387 common stock equivalents outstanding, respectively, which were excluded from the calculation of diluted loss per unit as their effect would have been anti-dilutive.

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. The Company had an allowance balance of $2,000 at March 31, 2015 and December 31, 2014.

Inventories

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

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$-	$-
Work in process	-	-
Finished goods	4,664	5,515
Subtotal	4,664	5,515
Less: Inventory reserve	-	-
Inventory, net	$4,664	$5,515

NOTE 4 – CONCENTRATION OF CREDIT RISK

Sales to the Company’s single largest customer approximated 99% and 87% of total sales for the three month periods ended March 31, 2015 and March 31, 2014, respectively. This same customer had accounts receivable balances of 86% and 90% of total accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

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

Property and equipment consists of the following at March 31, 2015 and December 31, 2014:

	December 31, 2014	December 31, 2013
Computer equipment and software	$108,687	$102,710
Furniture and fixtures	7,862	7,862
Subtotal	116,549	110,572
Less: accumulated depreciation	(96,015)	(92,995)
Property and equipment, net	$20,534	$17,577

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the three months ended March 31, 2015 of $1,314,691.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2015, the Company will require additional working capital to develop its business operations.

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

NOTE 7 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%. The combined net balance due to Capefirst as of March 31, 2015 and December 31, 2014 was $63,338 and $84,274, respectively. Factor expense charged to operations for the three months ended March 31, 2015 and 2014 amounted to $14,450 and $5,189, respectively.

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

NOTE 8 - CONVERTIBLE DEBT

The following table reconciles the activity of the Company’s convertible notes payable for the three months ended March 31, 2015:

		Gross Convertible Notes Payable	Discounts on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of December 31, 2014		$2,588,887	$(18,825)	$2,570,062

Additions from new convertible notes issued for cash	(1)	20,625	(9,050)	11,575
Assignment of accrued interest and other debt to convertible notes	(2)	188,356	-	188,356
Conversion of principal on convertible notes to common stock			-	-
Accretion of debt discount to interest expense		-	15,678	15,678
Balance as of March 31, 2015		$2,797,868	$(12,197)	$2,785,671

(1)
On January 7, 2015 the Company entered into a $20,625 Convertible Note Agreement with LG Capital. The $20,525 is the gross amount of the note as $16,500 was received in cash due to an original issuance discount of $4,125 on the note which is being amortized to interest expense over the life of the note. The note calls for 12% interest through the maturity date of January 7, 2016, and is convertible into common shares of the Company any time after 180 days after execution at a conversion price of 45 percent of the lowest closing bid price of the stock for the 20 prior trading days, including the date of conversion.

(2)
On March 12, 2015 the Company entered into two Convertible Note Agreements with Cariou totaling $188,356 ($94,178 each) for settlement of compensation owed as well as penalties and interest. The note is convertible into the Company’s common stock at a conversion rate of the average of the five day trading days prior the applicable conversion date. The note calls for 12% interest through the maturity date of September 12, 2015. Typically, these other notes payable were either purchased by one of several investors in the company who purchased notes from third parties or the accrued interest was converted into convertible notes. The notes had the embedded conversion features with fair values in excess of the face value and for those notes, the combined excess fair value, charged to interest expense, was $24,791.

The following table illustrates the carrying value of convertible debt:

Lender Name	March 31, 2015	December 31, 2014
AGS Capital Group, LLC	$91,905	$91,905
Barclay Lyons, LLC	10,750	10,750
Blackbridge Capital, LLC	29,485	29,485
Burgess	50,000	50,000
Burrington	25,000	25,000
Cariou	195,356	7,000
Collins, Thomas	39,170	39,170
Dakota Capital	200,000	200,000
IBC Funds	5,550	5,550
Kellburgh, Ltd.	13,000	13,000
LG Capital Funding, LLC	76,625	56,000
Magna Group, LLC	8,500	8,500
Panache Capital, LLC	32,685	32,685
Premier IT Solutions Corp.	21,962	21,962
Redwood Management, LLC	123,935	123,935
Robert, Jared	20,000	20,000
Tangiers Investment Group, LLC	181,000	181,000
Westmount International Holdings	537,317	537,317
YA Global Investments, LP	995,628	995,628
Zoom Marketing Corporation	65,000	65,000

	2,797,868	2,588,887
Discount	(12,197)	(18,825)
Less: Current portion of convertible debt	(2,785,671)	(2,570,062)
Long term portion of convertible debt	$-	$-

 NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, the Company had notes due to related parties of $182,916 and $186,134, respectively. The Company is currently accruing interest on these loans at a rate of 18% per annum. Total accrued interest related to related party loans was $171,722 and $163,603 as of March 31, 2015 and December 31, 2014, respectively. Related party interest amounts are included in accrued expenses related party on the balance sheet. The March 31, 2015 and December 31, 2014 accrued expenses – related party balances also includes Board of Director fees payable in the amount $15,969.

NOTE 10 – DERIVATIVE LIABILITY

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

Several of the convertible notes are in default, however, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of December 31, 2017 for purposes of the derivative liability calculations. During the three months ended March 31, 2015 the Company realized a derivative expense of $762,039.

COROWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 11 – DERIVATIVE LIABILITY (CONTINUED)

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions:

	March 31, 2015	December 31, 2014

Risk-free interest rate	0.05% – 0.89%	1.37% - 1.75%
Expected options life	0.75 – 2.76	1.00 – 5.00
Expected dividend yield	–	–
Expected price volatility	274% – 507%	137% – 205%

NOTE 12 – NOTES PAYABLE

	March 31, 2015	December 31, 2014
Notes payable – merger	$50,000	$50,000
Notes payable – shareholders	109,500	109,500
Notes payable – third parties	45,000	45,000
Notes payable - Yorkville	37,500	37,500
Other notes payable	52,502	32,582
Total	$294,502	$274,582

During the period ended March 31, 2015, the Company entered into two additional loan agreements with a third party lending institution, each for $10,000. The first note was entered on January 23, 2015 and is due on February 1, 2017. The second note was entered on February 22, 2015 and is due on March 1, 2017. Each note bears interest at 149% per annum. The note dated January 23, 2015 was paid in full July 24, 2015.

NOTE 13 - STOCKHOLDERS’ DEFICIT

a)	Stock Options:

The following table summarizes stock option activity:
Total Options
Outstanding, December 31, 2014	38,164
Granted	-
Cancelled	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2015	38,164
Exercisable at March 31, 2015	38,164

The following table summarizes information about stock options and warrants as of March 31, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	1.12	$3.60	38,164	$3.60
	38,164	1.12	$3.60	38,164	$3.60

    b) Dividends

At March 31, 2015 and December 31, 2014, there were cumulative undeclared dividends to Preferred Series B shareholders of $71,852, respectively, the obligation for which is contingent on declaration by the board of directors.

    c) Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v) has no voting rights except when mandated by Delaware law. There were no shares of Series A Preferred Shares outstanding at any time during the periods ended March 31, 2015 and December 31, 2014.

    d) Series B Preferred Stock

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $212,888 as of March 31, 2015 and December 31, 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 159,666 and 159,666 shares of Series B Preferred Stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

   e) Series C Preferred Stock

The Company is authorized to issue 500,000 shares of Series C Preferred Stock. During 2007, the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock. Each unit is convertible at the lesser of eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or $0.04, and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $0.06 per share and which expire five (5) years from the conversion date. There were no shares of Series C Preferred Shares outstanding at any time during the periods ended March 31, 2015 and 2014.

    f) Series D Preferred Stock

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

Based upon the Company’s evaluation of the terms and conditions of the Series D Preferred Stock, the embedded conversion feature related to the preferred stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $100,000 as of March 31, 2015 and December 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

g)   Preferred Stock, Series E:

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $789,084 as of March 31, 2015 and 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet

There were 798,084 shares of Series E Preferred Stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

h)   Preferred Stock, Series F:

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F Preferred Stock of $190,000 as of March 31, 2015 and December 31, 2014, respectively.

There were 190,000 shares of Series F Preferred Stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

i)    Preferred Stock, Series G:

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G Preferred Stock of $25,000 as of March 31, 2015 and December 31, 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 25,000 shares of Series G preferred stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

j)     Reverse split:

On January 3, 2014, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

NOTE 14 – FAIR VALUE MEASURMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one – Quoted market prices in active markets for identical assets or liabilities:
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable: and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$7,416,338	$-	$-

Liabilities measured at fair value on a recurring basis at December 31, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$6,432,768	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed other than those outlined below.

a)   Notes Payable

During the period ended June 30, 2015, the Company entered into two loan agreements, each for $10,000. The first note was entered on January 23, 2015 and is due on February 1, 2017. The second note was entered on February 22, 2015 and is due on March 1, 2017. Each note bears interest at 149% per annum. The note dated January 23, 2015 was paid in full July 24, 2015.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014:

During the three-month period ended March 31, 2015 (the "2015 Period") revenues were $798,541 compared to revenues of $291,538 during the three-month period ended March 31, 2014 (the "2014 Period").  Our revenues increased substantially compared to the previous year as customers continued to increase spending on software development services for IT consulting and software development projects. In addition, the Company is a preferred vendor to its single largest customer. This preferred vendor status has increased revenue due to the Company’s single largest customer narrowing its vendor list, which has provided more work for the Company.

Cost of revenues was $572,062 for the 2015 Period compared to $232,556 for the 2014 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2015 revenues amounted to $226,479 (28% gross profit percentage) compared to $58,982 (20% gross profit percentage) for the 2014 Period.  The increased gross profit percentage resulted from increased labor utilization for service delivery personnel.

Research and development was $20,328 for the 2015 Period compared to $16,569 in the 2014 Period.  The increased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $415,171 during the 2015 Period compared to $182,785 during the 2014 Period.  General and Administration expenses increased to $371,805 in the 2015 Period compared to $156,744 for the 2014 Period as the Company increased its administration compensation and public company expenses.  Sales and marketing expenses increased to $20,018 in the 2015 Period compared to $7,389 for the 2014 Period as the Company refocused its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $188,692 during the 2015 Period compared to $123,803 in the 2014 Period.

Total other expense was $1,125,999 during the 2015 Period compared to other income of $2,655,862 in the 2014 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative expense in the 2015 Period is primarily due to expense recognized in connection with derivative valuation losses on various debentures.  Interest expense for the three month 2015 Period is $147,354 compared to $888,744 for the three month 2014 Period.  The debt discount amortized using the effective interest method was $15,678 during 2015 compared to $33,386 during 2014.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2015 Period was $1,134,691 compared to net income of $2,776,872 for the 2014 Period.

Basic weighted average shares outstanding were 8,414,278,152 during the 2015 Period compared to 330,631,438 in the 2014 Period.  There is no fully diluted calculation for the Periods presented as the effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had current assets of $188,408, current liabilities of $18,328,258, negative working capital of $18,139,850 and an accumulated deficit of $51,413,401.  For the three months ending March 31, 2015, we had net cash flows provided by operating activities of $25,383, net cash flows used in investing activities of $5,977 and net cash flows provided by financing activities of $10,087.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of March 31, 2015:
	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,785,671	$2,785,671	$-	$-	$	+-
Notes payable	294,502	294,502	-	-		-
Notes payable, related parties	182,916	182,916	-	-		-
Long –term debt	979,450	-	979,450	-		-
Total	$4,242,539	$3,263,089	$979,450	$-		$-

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-K for the year ended December 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	At March 31, 2015, we were in default in payment of interest and/or principal on indebtedness amounting to $3,070,173.
(b)	As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $71,852.

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

CoroWare, Inc.

Dated: October 19, 2015	By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)