Form 10-Q
period 2015-06-30
CoroWare, Inc,
filed 2015-10-19
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    June 30, 2015

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

COROWARE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	$22,533	$27,679
Accounts receivable, net	402,712	65,967
Inventory, net	2,356	5,515

Total Current Assets	427,601	99,161

PROPERTY AND EQUIPMENT, net	25,364	17,577

OTHER ASSETS
Other assets, net	9,993	9,743

Total Other Assets	9,993	9,743

TOTAL ASSETS	$462,958	$126,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,864,245	$7,194,471
Accrued expenses- related parties	187,11	179,072
Obligations collateralized by receivables	114,549	84,274
Notes payable	398,672	274,582
Notes payable-related parties	177,116	186,134
Derivative liability	7,495,089	6,432,768
Convertible debt, net of discount	2,793,132	2,570,062

Total Current Liabilities	19,029,994	16,921,363

LONG-TERM LIABILITIES

Small business administration loan	979,950	979,950

Total Long-Term Liabilities	979,950	979,950

Total Liabilities	20,009,944	17,901,313

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Redeemable preferred stock, Series A, $.001 par value, 125,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series C, $.001 par value, 500,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $.001 par value, 1,000,000 shares authorized, 798,084 shares issued
and outstanding	798	798
Redeemable preferred stock, Series F, $.001 par value, 500,000
shares authorized, 190,000 shares issued and outstanding	190	190
Redeemable preferred stock, Series G, $.001 par value, 500,000
shares authorized, 25,000 shares issued and outstanding	25	25
Common stock; 13,000,000,000 shares authorized
at $0.0001 par value, 8,414,278,152 shares
issued and outstanding	841,428	841,428
Additional paid-in capital	31,389,098	31,389,098
Non controlling interest	92,258	92,258
Treasury stock	(179)	(179)
Accumulated deficit	(51,870,864)	(50,098,710)

Total Stockholders' Deficit	(19,546,988)	(17,774,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$462,958	$126,481

 The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$1,355,239	$391,213	$2,153,780	$682,751
COST OF SALES	1,070,007	360,745	1,642,069	593,301
GROSS PROFIT	285,232	30,468	511,711	89,450

OPERATNG EXPENSES
General and administrative	453,037	271,872	824,842	428,616
Sales and marketing	39,221	24,620	59,239	32,009
Research and Development	19,548	38,291	39,876	54,860
Depreciation and amortization	3,200	1,748	6,220	3,831

Total Operating Expenses	515,006	336,531	930,177	519,316

LOSS FROM OPERATIONS	(229,774)	(306,063)	(418,466)	(429,866)

OTHER INCOME (EXPENSE)
Derivative Income (Expense)	(78,751)	616,292	(840,790)	(1,155,526)
Interest expense	(154,233)	(120,510)	(301,587)	(1,009,254)
Gain (loss) on extinguishment of debt	5,297	40,813	(211,309)	45,513

TOTAL OTHER INCOME (EXPENSE)	(227,687)	536,595	(1,353,686)	(2,119,267)

INCOME (LOSS) BEFORE NON CONTROLLING INTEREST	(457,461)	230,532	(1,772,152)	(2,549,133)
Net income (loss) attributable to non controlling interest	-	(37)	-	2,756

INCOME (LOSS) BEFORE INCOME TAXES	(457,461)	230,495	(1,772,152)	(2,546,377)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(457,461)	$230,495	$(1,772,152)	$(2,546,377)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	8,414,278,152	5,962,079,900	8,414,278,152	3,161,912,157

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	8,414,278,152	15,753,270,261	8,414,278,152	3,161,912,157

The accompanying notes are an integral part of these consolidated financial statements.

 COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(1,772,152)	$(2,549,133)
Net loss attributable to non controlling interest	-	2,756
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	6,220	3,831
Loss on extinguishment of debt	211,309	-
Debt issuance cost	2,499	-
(Gain) loss on derivative valuation	840,790	1,871,607
Amortization of debt discount	47,306	35,764
Preferred Stock issued for services and compensation	-	848,066
Common Stock issued for services and compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable	(306,470)	(25,586)
Other current assets	(250)	-
Inventory	3,159	4,883
Accounts payable and accrued expenses	871,544	(503,005)

Net Cash Used in Operating Activities	(96,045)	(311,817)

INVESTING ACTIVITIES
Purchase of property and equipment	(14,007)	(1,419)

Net Cash Used in Investing Activities	(14,007)	(1,419)

FINANCING ACTIVITIES
Proceeds from related party loans	1,939	3,939
Payments on related party loans	(10,957)	-
Proceeds from convertible debt financings	16,500	283,814
Proceeds from non controlling interest	-	691
Payments on notes payable	(50,077)	-
Proceeds from notes payable	147,501	25,000

Net Cash Provided by Financing Activities	104,906	313,444

NET INCREASE (DECREASE) IN CASH	(5,146)	208
CASH AT BEGINNING OF PERIOD	27,679	-

CASH AT END OF PERIOD	$22,533	$208

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$9,217	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Debt discounts on convertible notes	$9,050	$2,398
Common stock issued upon conversion of debt	$-	$2,308,344
Conversion of Preferred E stock in to common stock	$-	$29,205
Cancellation of common stock	$-	$22,341
Convertible notes issued in settlement of liabilities	$188,356	$-
Debt discounts on notes payable	$51,870	$-

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2014 audited financial statements. The results of operations for the periods ended June 30, 2015 and June 30, 2014 are not necessarily indicative of the operating results for the full years.

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

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity instruments. As of June 30 2015 there were 74,731,390,127 common stock equivalents outstanding which were excluded from the calculation of diluted loss per unit as their effect would have been anti-dilutive.

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. The Company had an allowance balance of $2,000 at June 30, 2015 and December 31, 2014.

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

Inventories consist of the following:
	June 30, 2015	December 31, 2014
Raw materials	$-	$-
Work in process	-	-
Finished goods	2,356	5,515
Subtotal	2,256	5,515
Less: Inventory reserve	-	-
Inventory, net	$2,356	$5,515

NOTE 4 – CONCENTRATION OF CREDIT RISK

Sales to the Company’s single largest customer approximated 96% and 98% of total sales for the three month periods ended June 30, 2015 and June 30, 2014, and 98% and 93% for the six month periods ended June 30, 2015 and June 30, 2014, respectively. This same customer had significant accounts receivable balances of 94% and 90% of total accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

NOTE 5 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a loss from operations for the six months ended June 30, 2015 of $1,772,152.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2014, the Company will require additional working capital to develop its business operations.

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

NOTE 6 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%. The combined net balance due to Capefirst as of March 31, 2015 and December 31, 2014 was $114,549 and $84,274, respectively. Factor expense charged to operations for the six months ended June 30, 2015 and 2014 amounted to $34,710 and $13,214, respectively.

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

NOTE 7 – PROPERTY AND EQUIPMENT

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

Property and equipment consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Computer equipment and software	$116,717	$102,710
Furniture and fixtures	7,862	7,862
Subtotal	124,579	110,572
Less: accumulated depreciation	(99,215)	(92,995)
Property and equipment, net	$25,364	$17,577

NOTE 8 - CONVERTIBLE DEBT

The following table reconciles the activity of the Company’s convertible notes payable for the six months ended June 30, 2015:

		Gross Convertible Notes Payable	Discounts on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of December 31, 2014		$2,588,887	$(18,825)	$2,570,062

Additions from new convertible notes issued for cash	(1)	20,625	(9,050)	11,575
Assignment of accrued interest and other debt to convertible notes	(2)	188,356	-	188,356
Conversion of principal on convertible notes to common stock			-	-
Accretion of debt discount to interest expense		-	23,139	23,139
Balance as of June 30, 2015		$2,797,868	$(4,736)	$2,793,132

(1)
On January 7, 2015 the Company entered into a $20,625 Convertible Note Agreement with LG Capital. The $20,525 is the gross amount of the note as $16,500 was received in cash due to an original issuance discount of $4,125 on the note which is being amortized to interest expense over the life of the note. The note calls for 12 percent interest through the maturity date of January 7, 2016, and is convertible into common shares of the Company any time after 180 days after execution at a conversion price of 45 percent of the lowest closing bid price of the stock for the 20 prior trading days, including the date of conversion.

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

The following table illustrates the carrying value of convertible debt:

Lender Name	June 30, 2015	December 31, 2014
AGS Capital Group, LLC	$91,905	$91,905
Barclay Lyons, LLC	10,750	10,750
Blackbridge Capital, LLC	29,485	29,485
Burgess	50,000	50,000
Burrington	25,000	25,000
Cariou	195,356	7,000
Collins, Thomas	39,170	39,170
Dakota Capital	200,000	200,000
IBC Funds	5,550	5,550
Kellburgh, Ltd.	13,000	13,000
LG Capital Funding, LLC	76,625	56,000
Magna Group, LLC	8,500	8,500
Panache Capital, LLC	32,685	32,685
Premier IT Solutions Corp.	21,962	21,962
Redwood Management, LLC	123,935	123,935
Robert, Jared	20,000	20,000
Tangiers Investment Group, LLC	181,000	181,000
Westmount International Holdings	537,317	537,317
YA Global Investments, LP	995,628	995,628
Zoom Marketing Corporation	65,000	65,000

	2,797,868	2,588,887
Discount	(4,736)	(18,825)
Less: Current portion of convertible debt	(2,793,132)	(2,570,062)
Long term portion of convertible debt	$-	$-

NOTE 9 – DERIVATIVE LIABILITY

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

Several of the convertible notes are in default, however, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of six months to one year from the period-end date for purposes of the derivative liability calculations. During the six month period ended June 30, 2015 the Company realized a derivative expense of $840,790 and derivative income for the three months ended June 30, 2014 of $1,155,526.

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions:

	June 30, 2015	December 31, 2014

Risk-free interest rate	0.05% – 1.06%	1.37% - 1.75%
Expected options life	0.52 – 2.76	0.33 – 5.00
Expected dividend yield	–	–
Expected price volatility	269% – 507%	137% – 205%

NOTE 10 – NOTES PAYABLE

	March 31, 2015	December 31, 2014
Notes payable – merger	$50,000	$50,000
Notes payable – shareholders	109,500	109,500
Notes payable – third parties	45,000	45,000
Notes payable - Yorkville	37,500	37,500
Other notes payable	184,345	32,582

Debt Discount	(27,703)	-
Total	$398,671	$274,582

During the period ended March 31, 2015, the Company entered into two additional loan agreements with a third-party lending institution, each for $10,000. The first note was entered on January 23, 2015 and is due on February 1, 2017. The second note was entered on February 22, 2015 and is due on March 1, 2017. Each note bears interest at 149% per annum. The note dated January 23, 2015 was paid in full on July 24, 2015.

On May 20, 2015 the Company entered into a $130,000 note payable with expansion capital. The note calls for 88 payments per day for a total payback of $181,870 and matures 8/16/2015.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of June 30, 2015 and December 31, 2014, the Company had notes payable related party of $177,116 and $186,134, respectively. The Company is currently accruing interest on these loans at a rate of 18% per annum. Total accrued interest related to related party loans was $179,413 and $163,603 as of June 30, 2015 and December 31, 2014, respectively. Related party interest amounts are included in accrued expenses related party on the balance sheet. The June 30, 2015 and December 31, 2014 accrued expenses – related party balances also includes Board of Director fees payable in the amount $15,469.

NOTE 12 - STOCKHOLDERS’ DEFICIT

     a) Stock Options:

The following table summarizes stock option activity:
Total Options
Outstanding, December 31, 2014	38,164
Granted	-
Cancelled	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2015	38,164
Exercisable at March 31, 2015	38,164

The following table summarizes information about stock options and warrants as of June 30, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	0.87	$3.60	38,164	$3.60
	38,164	0.87	$3.60	38,164	$3.60

    b) Dividends

At June 30, 2015 and December 31, 2014, there were cumulative undeclared dividends to Preferred Series B shareholders of $71,852, respectively, the obligation for which is contingent on declaration by the board of directors.

    c) Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v) has no voting rights except when mandated by Delaware law. There were no shares of Series A Preferred Shares outstanding at any time during the periods ended June 30, 2015 and December 31, 2014.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $212,888 as of June 30, 2015 and December 31, 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 159,666 and 159,666 shares of Series B Preferred Stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

   e) Series C Preferred Stock

The Company is authorized to issue 500,000 shares of Series C Preferred Stock. During 2007, the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock. Each unit is convertible at the lesser of eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or $0.04, and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $0.06 per share and which expire five (5) years from the conversion date. There were no shares of Series C Preferred Shares outstanding at any time during the periods ended June 30, 2015 and 2014.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $100,000 as of June 30, 2015 and December 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $789,084 as of June 30, 2015 and 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 798,084 shares of Series E Preferred Stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F Preferred Stock of $190,000 as of June 30, 2015 and December 31, 2014, respectively.

There were 190,000 shares of Series F Preferred Stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G Preferred Stock of $25,000 as of June 30, 2015 and December 31, 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 25,000 shares of Series G preferred stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

j)	Reverse split:

On January 3, 2014, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

NOTE 13 – FAIR VALUE MEASURMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one – Quoted market prices in active markets for identical assets or liabilities:
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable: and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$7,495,089	$-	$-

Liabilities measured at fair value on a recurring basis at December 31, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$6,432,768	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014:

During the three-month period ended June 30, 2015 (the "2015 Period") revenues were $1,355,239 compared to revenues of $391,213 during the three-month period ended June 30, 2014 (the "2014 Period").  Our revenues increased compared to the previous year as customers continued to increase spending on software development services for IT consulting and software development projects.

Cost of revenues was $1,070,007 for the 2015 Period compared to $360,745 for the 2014 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2015 revenues amounted to $285,232 (21% gross profit percentage) compared to $30,468 (8% gross profit percentage) for the 2014 Period.  The increased gross profit percentage resulted from increased labor utilization for service delivery personnel.

Research and development was $19,548 for the 2015 Period compared to $38,291 in the 2014 Period.  The decreased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $515,006 during the 2015 Period compared to $336,531 during the 2014 Period.  General and Administration expenses increased to $453,037 in the 2015 Period compared to $271,872 for the 2014. This increase was due to increased administration compensation and public company expenses.   Sales and marketing expenses increased to $39,221 in the 2014 Period compared to $24,620 for the 2014 Period as the Company continued to increase its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $229,774 during the 2015 Period compared to $306,063 in the 2014 Period.

Total other expense was $227,687 during the 2015 Period compared to $536,595 in the 2014 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative income in the 2015 Period is primarily due to gains recognized in connection with derivative revaluations during the quarter.  Interest expense for the three month 2015 Period is $154,233 compared to $120,510 for the three month 2014 Period.  The debt discount amortized using the effective interest method was $31,628 during 2015 compared to $2,398 during 2014.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2015 Period was $457,461 compared to net income of $230,495 for the 2014 Period.

Basic and diluted weighted average shares outstanding were 8,414,278,152 during the 2015 Period compared to 5,962,079,900 in the 2014 Period.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014:

During the six-month period ended June 30, 2015 (the "2015 Period") revenues were $2,153,780 compared to revenues of $682,751 during the six-month period ended June 30, 2014 (the "2014 Period").  Our revenues increased compared to the previous year as customers continued increased spending on software development services for IT consulting and software development projects.

Cost of revenues was $1,642,069 for the 2015 Period compared to $593,301 for the 2014 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2015 revenues amounted to $511,711 (24% gross profit percentage) compared to $89,450 (13% gross profit percentage) for the 2014 Period.  The increased gross profit percentage resulted from increased labor utilization for service delivery personnel.

Research and development was $39,876 for the 2015 Period compared to $54,860 in the 2014 Period.  The decreased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $930,177 during the 2015 Period compared to $519,316 during the 2014 Period.  General and Administration expenses increased to $824,842 in the 2015 Period compared to $428,616 for the 2014 Period as the Company.  Sales and marketing expenses increased to $59,239 in the 2015 Period compared to $32,009 for the 2014 Period as the Company refocused its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $418,466 during the 2015 Period compared to $429,866 in the 2014 Period.

Total other expense was $1,353,686 during the 2015 Period compared to $2,119,267 in the 2014 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative expense in the 2015 Period is primarily due to expense recognized in connection with derivative valuation losses on various debentures.   Interest expense for the six month 2015 Period is $301,587 compared to $1,009,254 for the six month 2014 Period.  The debt discount amortized using the effective interest method was $47,306 during 2015 compared to $35,764 during 2014.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net Loss for the 2015 Period was $1,772,152 compared to net income of $2,546,377 for the 2014 Period.

Basic and Diluted weighted average shares outstanding were 8,414,278,152 during the 2015 Period compared to 3,161,912,157 in the 2014 Period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had current assets of $427,601, current liabilities of $19,029,994, negative working capital of $18,602,393 and an accumulated deficit of $51,870,864.  For the six months ending June 30, 2014, we had net cash flows used in operating activities of ($96,045), net cash flows used in investing activities of $14,007 and net cash flows provided by financing activities of $104,906.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of June 30, 2015:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,793,132	$2,793,132	$-	$-	$-
Notes payable	398,672	319,672	-	-	-
Notes payable, related parties	177,116	177,116	-	-	-
Long –term debt	979,950	-	979,950	-	-
Total	$4,398,870	$3,368,920	$979,950	$-	$-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	At June 30, 2015, we were in default in payment of interest and/or principal on indebtedness amounting to $3,070,173.
(b)	As of the balance sheet date the company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $71,852.

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