Form 10-Q
period 2015-09-30
CoroWare, Inc,
filed 2015-11-13
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended    September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER: 000-33231

COROWARE , INC.
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

As of November 13, 2015 there were 8,888,809,250 shares of the issuer's $0.0001 par value common stock outstanding.

COROWARE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

COROWARE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	$46,352	$27,679
Accounts receivable, net	204,554	65,967
Inventory, net	2,964	5,515

Total Current Assets	253,870	99,161

PROPERTY AND EQUIPMENT, net	28,874	17,577

OTHER ASSETS
Other assets, net	11,993	9,743

Total Other Assets	11,993	9,743

TOTAL ASSETS	$294,737	$126,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,063,442	$7,194,471
Accrued expenses- related parties	201,947	179,072
Obligations collateralized by receivables	42,471	84,274
Notes payable, net of debt discounts	623,870	274,582
Notes payable-related parties	169,910	186,134
Derivative liability	7,415,527	6,432,768
Small Business Administration loan	979,950	979,950
Convertible debt, net of debt discounts	2,795,414	2,570,062

Total Current Liabilities	20,292,531	17,901,313

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Redeemable preferred stock, Series A, $.001 par value, 125,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series B, $.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series C, $.001 par value, 500,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series D, $.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $.001 par value, 1,000,000 shares authorized, 798,084 shares issued
and outstanding	798	798
Redeemable preferred stock, Series F, $.001 par value, 500,000
shares authorized, 190,000 shares issued and outstanding	190	190
Redeemable preferred stock, Series G, $.001 par value, 500,000
shares authorized, 25,000 shares issued and outstanding	25	25
Common stock; 13,000,000,000 shares authorized
at $0.0001 par value, 8,414,278,152 shares
issued and outstanding	841,428	841,428
Additional paid-in capital	31,389,098	31,389,098
Non controlling interest	92,258	92,258
Treasury stock	(179)	(179)
Accumulated deficit	(52,321,672)	(50,098,710)

Total Stockholders' Deficit	(19,997,794)	(17,774,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$294,737	$126,481

 The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$1,364,589	$603,063	$3,518,369	$1,285,814
COST OF SALES	1,045,462	367,527	2,687,531	960,828
GROSS PROFIT	319,127	235,536	830,838	89,450

OPERATNG EXPENSES
General and administrative	516,476	247,442	1,341,318	676,058
Sales and marketing	36,927	40,530	96,166	72,539
Research and Development	50,922	22,452	90,798	77,312
Depreciation and amortization	3,250	1,604	9,470	5,435

Total Operating Expenses	607,575	312,028	1,537,752	831,344

LOSS FROM OPERATIONS	(288,448)	(76,492)	(706,914)	(506,358)

OTHER INCOME (EXPENSE)
Derivative Income (Expense)	79,562	668,033	(761,228)	(487,493)
Interest expense	(241,924)	(117,637)	(543,511)	(1,126,891)
Gain (loss) on extinguishment of debt	-	-	(211,309)	45,513

TOTAL OTHER INCOME (EXPENSE)	(162,362)	550,396	(1,516,048)	(1,568,871)

INCOME (LOSS) BEFORE NON CONTROLLING INTEREST	(450,810)	473,904	(2,222,962)	(2,075,229)
Net income (loss) attributable to non controlling interest	-	(37)	-	2,719

INCOME (LOSS) BEFORE INCOME TAXES	(450,810)	473,867	(2,222,962)	(2,072,510)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(450,810)	$473,867	$(2,222,962)	$(2,072,510)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	8,414,278,152	8,146,927,227	8,414,278,152	7,302,897,741

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	8,414,278,152	16,083,835,216	8,414,278,152	7,302,897,741

The accompanying notes are an integral part of these consolidated financial statements.

 COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(2,178,103)	$(2,075,229)
Net loss attributable to non controlling interest	-	2,719
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	9,470	5,435
Loss (gain) on extinguishment of debt	211,309	(45,513)
Debt issuance cost	114,271	-
Loss on derivative valuation	761,228	1,193,060
Amortization of debt discount	77,291	39,065
Preferred Stock issued for services and compensation	-	924,832
Changes in operating assets and liabilities:
Accounts receivable	(180,390)	(67,608)
Other current assets	(2,250)	(1,578)
Inventory	2,551	3,799
Accounts payable and accrued expenses – related parties	22,847	-
Accounts payable and accrued expenses	1,062,624	(277,280)

Net Cash Used in Operating Activities	(143,983)	(298,298)

INVESTING ACTIVITIES
Purchase of property and equipment	(20,767)	(3,036)

Net Cash Used in Investing Activities	(27,767)	(3,036)

FINANCING ACTIVITIES
Proceeds from related party loans	1,939	1,250
Payments on related party loans	(18,163)	(8,730)
Proceeds from convertible debt financings	16,500	283,814
Proceeds from non controlling interest	-	-
Payments on notes payable	(461,378)	-
Proceeds from notes payable	644,525	25,000

Net Cash Provided by Financing Activities	(183,423)	301,334

NET CHANGE IN CASH	18,673	-
CASH AT BEGINNING OF PERIOD	27,679	-

CASH AT END OF PERIOD	$221,352	$-

The accompanying notes are an integral part of these consolidated financial statements.

COROWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine months Ended
	September 30,	September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$9,217	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Debt discounts on convertible notes	$9,050	$5,699
Common stock issued upon conversion of debt	$-	$1,527,193
Conversion of Preferred E stock in to common stock	$-	$29,205
Cancellation of common stock	$-	$22,341
Convertible notes issued in settlement of liabilities	$188,356	$-
Debt discounts on notes payable	$(51,870)	$-

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of operations for the periods ended September 30, 2015 and September 30, 2014 are not necessarily indicative of the operating results for the full years.

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

The Company recognizes revenue for its software and software professional services when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed or determinable and collectability is probable. Product sales are recognized by us generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

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

Reclassifications

Certain items have been reclassified in prior periods presented to conform to current year presentation.

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity instruments. As of September 30, 2015 there were 77,008,464,474 common stock equivalents outstanding which were excluded from the calculation of diluted loss per unit as their effect would have been anti-dilutive.

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. The Company had an allowance balance of $2,000 at September 30, 2015 and December 31, 2014.

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

Inventories consist of the following:
	September 30, 2015	December 31, 2014
Raw materials	$-	$-
Work in process	-	-
Finished goods	2,964	5,515
Subtotal	2,964	5,515
Less: Inventory reserve	-	-
Inventory, net	$2,964	$5,515

NOTE 4 – CONCENTRATION OF CREDIT RISK

Sales to the Company’s single largest customer approximated 94% and 97% of total sales for the three month periods ended September 30, 2015 and September 30, 2014, and 98% and 93% for the nine month periods ended September 30, 2015 and September 30, 2014, respectively. This same customer had significant accounts receivable balances of 93% and 91% of total accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

NOTE 5 – FINANCIAL CONDITION AND GOING CONCERN

The Company incurred a loss from operations for the nine months ended September 30, 2015 of $2,178,103.  Because of this loss, the current working capital deficit, and the projection of additional losses for the remainder of 2015, the Company will require additional working capital to develop its business operations.

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

NOTE 6 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC  (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%. The combined net balance due to Capefirst as of September 30, 2015 and December 31, 2014 was $42,471 and $84,274, respectively. Factor expense charged to operations for the nine months ended September 30, 2015 and 2014 amounted to $65,046 and $24,042, respectively.

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

Property and equipment consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Computer equipment and software	$123,478	$102,710
Furniture and fixtures	7,862	7,862
Subtotal	131,340	110,572
Less: accumulated depreciation	(102,466)	(92,995)
Property and equipment, net	$28,874	$17,577

NOTE 8 – CONVERTIBLE DEBT

The following table reconciles the activity of the Company’s convertible notes payable for the nine months ended September 30, 2015:

		Gross Convertible Notes Payable	Discounts on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of December 31, 2014		$2,588,887	$(18,825)	$2,570,062

Additions from new convertible notes issued for cash	(1)	20,625	(9,050)	11,575
Assignment of accrued interest and other debt to convertible notes	(2)	188,356	-	188,356
Conversion of principal on convertible notes to common stock		-	-	-
Accretion of debt discount to interest expense		-	25,421	25,421
Balance as of September 30, 2015		$2,797,868	$(2,454)	$2,795,414

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

The following table illustrates the carrying value of convertible debt:

Lender Name	September 30, 2015	December 31, 2014
AGS Capital Group, LLC	$91,905	$91,905
Barclay Lyons, LLC	10,750	10,750
Blackbridge Capital, LLC	29,485	29,485
Burgess	50,000	50,000
Burrington	25,000	25,000
Cariou	195,356	7,000
Collins, Thomas	39,170	39,170
Dakota Capital	200,000	200,000
IBC Funds	5,550	5,550
Kellburgh, Ltd.	13,000	13,000
LG Capital Funding, LLC	76,625	56,000
Magna Group, LLC	8,500	8,500
Panache Capital, LLC	32,685	32,685
Premier IT Solutions Corp.	21,962	21,962
Redwood Management, LLC	123,935	123,935
Robert, Jared	20,000	20,000
Tangiers Investment Group, LLC	181,000	181,000
Westmount International Holdings	537,317	537,317
YA Global Investments, LP	995,628	995,628
Zoom Marketing Corporation	65,000	65,000

	2,797,868	2,588,887
Discount	(2,454)	(18,825)
Less: Current portion of convertible debt	(2,795,414)	(2,570,062)
Long term portion of convertible debt	$-	$-

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

Several of the convertible notes are in default, however, the terms of the agreements allow conversion of the debt during periods of default.  In computing the derivative liability associated with the conversion, one of the inputs is maturity of the instruments which, in this case, is technically in the past.  Accordingly, management has estimated a debt maturity date of nine months to one year from the period-end date for purposes of the derivative liability calculations. During the nine month period ended September 30, 2015 the Company realized a derivative expense of $761,228 and derivative income for the nine months ended September 30, 2014 of $487,493.

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions:

	September 30, 2015	December 31, 2014

Risk-free interest rate	0.01% – 1.01%	1.37% - 1.75%
Expected options life	0.52 – 2.76	0.33 – 5.00
Expected dividend yield	–	–
Expected price volatility	302% – 507%	137% – 205%

NOTE 10 – NOTES PAYABLE

	September 30, 2015	December 31, 2014
Notes payable – merger	$50,000	$50,000
Notes payable – shareholders	109,500	109,500
Notes payable – third parties	384,367	45,000
Notes payable - Yorkville	37,500	37,500
Other notes payable	42,503	32,582
Total	$623,870	$274,582

During the period ended September 30, 2015, the Company entered into two additional loan agreements with a third-party lending institution, each for $10,000. The first note was entered on January 23, 2015 and is due on February 1, 2017. The second note was entered on February 22, 2015 and is due on March 1, 2017. Each note bears interest at 149% per annum. The note dated January 23, 2015 was paid in full on July 24, 2015.

On May 20, 2015 the Company entered into a $130,000 note payable with capital third party lending institution. The note called for 88 payments of $2,066 for a total payback of $181,870 and matured and was repaid in full on August 16, 2015.

Future Receivables Sale Agreements

During the nine month period ended September 30, 2015, the Company entered into four separate agreements whereby it sold a percentage of its future receivables in exchange for total cash proceeds of $478,500. Per the terms of this agreement, the Company would repay a total of $647,700 via daily remittances of between five (5) percent and 15 percent of its accounts receivable collections and other receipts from the sale of its products and services. Alternatively, the Company could elect to repay the balance due total via a flat daily remittances of between $1,136 and $2,995 (“Alternative Daily Amount”) until that amount is repaid in full. The Company has elected to repay the balance due via the Alternative Daily Amount, which gives the agreements the character of notes with a total face value of $478,500. The interest rate was imputed at between 125 percent and 266 percent and the total purchase prices of the notes are expected to be paid off between November 2015 and January 2016. The total balance of future receivables sales agreements was $339,366 and $-0- at September 30, 2015 and December 31, 2014, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of September 30, 2015 and December 31, 2014, the Company had notes payable related party of $169,910 and $186,134, respectively. The Company is currently accruing interest on these loans at a rate of 18% per annum. Total accrued interest related to related party loans was $179,413 and $163,603 as of September 30, 2015 and December 31, 2014, respectively. Related party interest amounts are included in accrued expenses related party on the balance sheet. The September 30, 2015 and December 31, 2014 accrued expenses – related party balances also includes Board of Director fees payable in the amount $15,469.

NOTE 12 - STOCKHOLDERS’ DEFICIT

     a) Stock Options:

The following table summarizes stock option activity:

Total Options
Outstanding, December 31, 2014	38,164
Granted	-
Cancelled	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2015	38,164
Exercisable at September 30, 2015	38,164

The following table summarizes information about stock options and warrants as of September 30, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1 to $69	38,164	0.62	$3.60	38,164	$3.60
	38,164	0.62	$3.60	38,164	$3.60

    b) Dividends

At September 30, 2015 and December 31, 2014, there were cumulative undeclared dividends to Preferred Series B shareholders of $71,852, respectively, the obligation for which is contingent on declaration by the board of directors.

    c) Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v) has no voting rights except when mandated by Delaware law. There were no shares of Series A Preferred Shares outstanding at any time during the periods ended September 30, 2015 and December 31, 2014.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $212,888 as of September 30, 2015 and December 31, 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 159,666 and 159,666 shares of Series B Preferred Stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

   e) Series C Preferred Stock

The Company is authorized to issue 500,000 shares of Series C Preferred Stock. During 2007, the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1.00 (one dollar) per unit, with each unit consisting of one share of Series C Convertible Preferred Stock. Each unit is convertible at the lesser of eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion or $0.04, and stock purchase warrants equal to the number of shares of common stock converted from the Series C Convertible Preferred Stock, exercisable at $0.06 per share and which expire five (5) years from the conversion date. There were no shares of Series C Preferred Shares outstanding at any time during the periods ended September 30, 2015 and December 31, 2014.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $100,000 as of September 30, 2015 and December 31, 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

    g) Series E Preferred Stock

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $789,084 as of September 30, 2015 and December 31, 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 798,084 shares of Series E Preferred Stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

    h) Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Convertible Preferred Stock, par value $0.001 per share.

The shares of preferred stock have a stated value of $1.00, have no voting rights, are entitled to no dividends due or payable and are convertible into the number of shares of the Corporation’s common stock determined by dividing the stated value by the conversion price which is defined as eighty five percent (85%) of the average closing bid price of the common stock over the five (5) trading days immediately preceding the date of conversion, but no less than par value of the common stock. At any time after the issuance date through the fifth (5 th ) anniversary of the issuance of the preferred stock, the Company shall have the option to redeem any unconverted shares at an amount equal to one hundred thirty percent (130%) of the stated value of the stock plus accrued and unpaid dividends, if any. Redemption shall be established by the Company in its sole and absolute discretion and no holder of Series F Preferred Stock may demand that the Series F Preferred Stock be redeemed.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F Preferred Stock of $190,000 as of September 30, 2015 and December 31, 2014, respectively.

There were 190,000 shares of Series F Preferred Stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

    i) Series G Preferred Stock

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G Preferred Stock of $25,000 as of September 30, 2015 and December 31, 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.

There were 25,000 shares of Series G preferred stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

     j) Reverse split:

On January 3, 2014, the Company effected a one-for-two hundred (1:200) reverse split of the Company’s Common Stock.  All common share amounts within this document have been adjusted to reflect this change.

NOTE 13 – FAIR VALUE MEASURMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one – Quoted market prices in active markets for identical assets or liabilities:
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable: and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$7,415,527	$-	$7,415,527

Liabilities measured at fair value on a recurring basis at December 31, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$6,432,768	$-	$6,432,768

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed other than those outlined below.

Subsequent to September 30, 2015, Company note holders elected to convert an aggregate of $20,166 in note principal into 474,531,098 shares of the Company’s common stock pursuant to the respective conversion terms of the notes.

On November 2, 2015, the Board of Directors of CoroWare, Inc. authorized the repurchase of up to $0.5 million of its common stock, par value $0.0001 per share at a price of up to $0.01 per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014:

During the three-month period ended September 30, 2015 (the "2015 Period") revenues were $1,364,589 compared to revenues of $603,063 during the three-month period ended September 30, 2014 (the "2014 Period").  Our revenues increased compared to the previous year as customers continued to increase spending on software development services for IT consulting and software development projects.

Cost of revenues was $1,045,462 for the 2015 Period compared to $367,527 for the 2014 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2015 revenues amounted to $319,127 (23% gross profit percentage) compared to $235,536 (39% gross profit percentage) for the 2014 Period.  The increased gross profit percentage resulted from increased labor utilization for service delivery personnel.

Research and development was $50,922 for the 2015 Period compared to $22,452 in the 2014 Period.  The decreased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $607,575 during the 2015 Period compared to $312,028 during the 2014 Period.  General and Administration expenses increased to $516,476 in the 2015 Period compared to $247,442 for the 2014. This increase was due to increased administration compensation and public company expenses.   Sales and marketing expenses decreased to $36,927 in the 2014 Period compared to $40,530 for the 2014 Period as the Company slightly decreased its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $288,448 during the 2015 Period compared to $76,492 in the 2014 Period.

Total other expense was $162,362 during the 2015 Period compared to total other income of $550,396 in the 2014 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative income in the 2015 Period is primarily due to gains recognized in connection with derivative revaluations during the quarter.  Interest expense for the three month 2015 Period is $241,924 compared to $117,637 for the three month 2014 Period.  The debt discount amortized using the effective interest method was $29,985 during 2015 compared to $3,301 during 2014.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2015 Period was $450,810 compared to net income of $473,867 for the 2014 Period.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014:

During the nine-month period ended September 30, 2015 (the "2015 Period") revenues were $3,518,369 compared to revenues of $1,285,814 during the nine-month period ended September 30, 2014 (the "2014 Period").  Our revenues increased compared to the previous year as customers continued increased spending on software development services for IT consulting and software development projects.

Cost of revenues was $2,687,531 for the 2015 Period compared to $960,828 for the 2014 Period. Cost of revenues represents primarily labor and labor-related costs in addition to overhead costs.  Gross profit on these 2015 revenues amounted to $830,838 (24% gross profit percentage) compared to $324,986 (25% gross profit percentage) for the 2014 Period.

Research and development was $90,798 for the 2015 Period compared to $77,312 in the 2014 Period.  The increased research and development investment resulted from completing our software development and testing initiatives related to robotics software product development.

Operating expenses were $1,537,752 during the 2015 Period compared to $831,341 during the 2014 Period.  General and Administration expenses increased to $1,341,318 in the 2015 Period compared to $676,058 for the 2014 Period as the Company.  Sales and marketing expenses increased to $96,166 in the 2015 Period compared to $72,539 for the 2014 Period as the Company refocused its sales and marketing efforts on selling IT consulting and software development services.  Loss from operations was $706,914 during the 2015 Period compared to $506,358 in the 2014 Period.

Total other expense was $1,516,048 during the 2015 Period compared to $1,568,871 in the 2014 Period.  Other income is comprised primarily of derivative income and expense as well as interest expense.    Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price and volatility increases and, likewise, decreases when our share price and share price volatility decreases.  Derivative income (expense) displays the inverse relationship.   The derivative expense in the 2015 Period is primarily due to expense recognized in connection with derivative valuation losses on various debentures.   Interest expense for the nine month 2015 Period is $543,511 compared to $1,126,891 for the nine month 2014 Period.  The debt discount amortized using the effective interest method was $77,291 during 2015 compared to $39,065 during 2014.  Under this method, the amount of amortization increases exponentially as the underlying carrying value of the amortized debt increases.

Net loss for the 2015 Period was $2,222,962 compared to net loss of $2,072,510 for the 2014 Period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had current assets of $253,870, current liabilities of $20,292,531, negative working capital of $20,038,661 and an accumulated deficit of $52,276,813.  For the nine months ending September 30, 2014, we had net cash flows used in operating activities of $143,983, net cash flows used in investing activities of $20,767 and net cash flows provided by financing activities of $183,423.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of September 30, 2015:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, net	$2,795,414	$2,795,414	$-	$-	$-
Notes payable, net	579,011	579,011	-	-	-
Notes payable, related parties	169,910	169,910	-	-	-
Long –term debt	979,950	979,950	-	-	-
Total	$4,524,285	$4,524,285	$-	$-	$-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	At September 30, 2015, we were in default in payment of interest and/or principal on indebtedness amounting to $3,249,826.
(b)	As of the balance sheet date the Company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $71,852.

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

CoroWare, Inc.

Dated: November 13, 2015	By:	/s/ Lloyd T. Spencer

Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)