Form 10-K
period 2015-12-31
CoroWare, Inc,
filed 2016-05-24
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934 FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of December 31, 2015, was $0.0001. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

Number of shares of common stock ($0.0001 par value) outstanding as of May 23, 2016: 11,827,670,076 shares.

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

PART I

ITEM 1. BUSINESS

Overview

CoroWare, Inc. (“CWI” or, collectively with its subsidiaries, the “Company”) is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. (“CTI”), has expertise in information technology consulting, mobile robotics, and Internet of Things (“IOT”).  Through our subsidiary, the Company delivers custom engineering services, hardware and software products.

Employees

As of December 31, 2015, we had forty-four (44) employees comprised of one (1) full-time Officer and CEO, two (2) full-time finance administration persons, one (1) full-time human resources person, thirty-two (32) full-time employees delivering services, and eight (8) part-time employees delivering services.  Our employees are not represented by a union.  We consider relations with our employees to be positive and productive.

COROWARE TECHNOLOGIES, INC.

CTI is a software professional services company with a strong focus on information technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

CTI’s consulting staff members uses their experience to develop product specifications, project plans, marketing plans, workflow checklists, and perform their work with the objective of helping enterprise customers - such as Microsoft - deliver their solutions and products efficiently, affordably and on schedule.

CTI service model includes R&D engineering services; business process workflow; software architecture, design and development; content management; and marketing coordination and management.  CTI’s revenues are principally derived from standing contracts with customers whose product development groups require custom software development and consulting companies. Existing contract revenues vary month by month based on the demands of the clients.

CTI’s enhanced collaboration and conferencing subscription services were discontinued in fiscal year 2015 as the Company focused its resources on its growing software professional services business.

COROWARE ROBOTICS SOLUTIONS, INC.

In fiscal year 2015, the Company created a new subsidiary, CoroWare Robotics Solutions, Inc. (“CRS”).  CRS is a technology incubation company whose focus is on the delivery of mobile robotics and IOT products, solutions and services for university, government and corporate researchers, and enterprise customers.

In December 2015, we reorganized CRS by establishing operations in Bellevue, Washington and Phoenix, Arizona, and focused our efforts on developing and delivering solutions based on the CoroBot Spark platform.

Regulation

Our services and products are not uniquely subject to governmental or industry regulations.

Research & Development

Our research and development activities have primarily been focused on the development of software components, mobile robot platforms and IOT solutions.

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

CoroBot Spark:

CoroBot Spark is an open and state-of-the-art mobile robotics platform that is based on the Raspberry Pi™ 2 Model B embedded computer and the CoroBot Pi Hat™ embedded controller card, and will support the development of mobile applications that run on both Linux and Windows 10 operating systems. The CoroBot Spark platform will include open and cross-platform application programming interfaces that support the development of mobile robot applications.

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

ITEM 2.  PROPERTIES

Corporate Offices

On June 1, 2015 and October 1, 2015, the Company entered into lease agreements on two corporate offices located at 14777 NE 40th Street, Bellevue, WA. Under this lease for a period of 1 year, the Company is obligated to pay an average monthly rent of $3,000 per month.

Our main corporate mailing address is 601 108th Avenue Northeast, Suite 1900, Bellevue, WA 98004.

ITEM 3.  LEGAL PROCEEDINGS

We are party to two pending legal proceedings that arose in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings should not have a material adverse effect on our consolidated financial statements, and should not adversely affect our cash flows.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

None

Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In December 2015, the Company repurchased 2,692 shares of Series E preferred stock for $3,500 cash from an employee of the Company.

During the year ended December 31, 2015, the Company repurchased a total of 129,933,000 shares of common stock into the Company’s treasury for $12,993.

In the first quarter of 2016, the Company entered in agreements to repurchase 62,220 shares of Series E preferred stock for $80,886 cash from employees of the Company.

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

The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended December 31, 2015, and December 31, 2014.

COMMON STOCK

Year Ended December 31, 2015	High	Low
First Quarter	$0.0001	$0.000001
Second Quarter	$0.0001	$0.000001
Third Quarter	$0.0001	$0.000001
Fourth Quarter	$0.0001	$0.00009

Year Ended December 31, 2014	High	Low
First Quarter	$0.0065	$0.0007
Second Quarter	$0.0012	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of May 23, 2016 there were approximately 226 record holders of the Company's common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2015 and 2014, the Company has issued and has outstanding shares of Series B Preferred Stock, which are entitled, prior to the declaration of any dividends on common stock, to earn a 5 percent dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2015 and 2014, there were cumulative undeclared dividends to Preferred Series B shareholders of $15,969 and $15,969, respectively, the obligation for which is contingent on declaration by the board of directors.  At December 31, 2015 and 2014, there were accrued unpaid dividends of $15,969 and $15,969, respectively.  These balances have been recorded as part of accounts payable and accrued expenses.

Securities Authorized for Issuance under Equity Compensation Plans

The following tables set forth the information as of December 31, 2015, with respect to compensation plans under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

DECEMBER 31, 2015
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

Stock Plans

As of December 31, 2015, CoroWare had four stock compensation plans which provided for the issuance of 505,503,333 shares to employees of CoroWare or our subsidiaries as follows:

Plan Description	Authorized Shares	Remaining Shares
2006 Employee Compensation Plan	3,333	-
2008 Incentive Stock Plan	200,000,000	-
2009 Incentive Stock Plan	500,000	-
2010 Incentive Stock Plan (333-165768)	5,000,000	-
2012 Incentive Stock Plan (333-171325)	200,000,000	-
2012 Incentive Stock Plan (333-183512)	50,000,000	-
2013 Incentive Stock Plan (333-186247)	50,000,000	1
Total	505,503,333	1

Stock Options

As of December 31, 2015, we had one active Stock Option Plan known as the 2005 Stock Option Plan (the “Plan”). The Plan was approved by our stockholders on November 3, 2006 and authorized the issuance of 66,667 shares of common stock. The Board of Directors on December 31, 2007, cancelled options for 26,367 shares previously granted to current employees prior to that date which were exercisable at various prices and issued 26,367 options to these employees at the closing price as of December 31, 2007, or $3.00.  The number of options issued and outstanding under the 2005 plan on December 31, 2015, is 38,164.

The following table summarizes stock option activity for the year ended December 31, 2015:

	Total Options	Weighted Average Price
Outstanding, December 31, 2014	38,164	$3.60
Granted	-	-
Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2015	38,164	$3.60
Exercisable at December 31, 2015	38,164	$3.60

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12-b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

We believe that CoroWare is well positioned for stable growth in Fiscal Year 2016, principally through continued growth of our CoroWare Business Solutions group.

The Business Consulting Services group anticipates growing its revenues by delivering consulting services to its long-term clients – including Microsoft – such as R&D engineering; business process workflow; software architecture, design and development; content management; and marketing coordination and management.

The Robotics & Automation group is in the process of reestablishing its market presence by providing custom engineering solutions and services to clients who are developing innovative software services, solutions and products that leverage our expertise in “Internet of Things”.

We shall continue to grow an investor relations program that has already helped the Company communicate more effectively and actively with CoroWare shareholders, and generate greater awareness of CoroWare and our services, solutions and products.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

During the year ended December 31, 2015 (the "2015 Period"), revenues were $5,461,238 compared to revenues of $1,943,729 during the year ended December 31, 2014 (the "2014 Period”), an increase of $3,517,509 or 181.0%.  Revenues in the 2015 Period were higher compared to the 2014 Period as the Company intensified its focus on selling R&D support, operations support, and marketing support services in the 2015 Period.

Cost of goods sold was $4,369,390 and $1,480,228 for the 2015 Period and the 2014 Period, respectively, and increase of $2,889,162 or 195.2%.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.  The increased cost of goods sold was principally due to the higher cost of delivering these services due to increased labor expenses.  The Company began to reorganize its Robotics & Automation team at the end of the 2014 Period in order to improve profitability in the upcoming fiscal year

Gross profits increased to $1,091,848 during the 2015 Period compared to $463,501 during the 2014 Period, an increase of $628,347 or 135.6%. Gross profits increased during the 2015 Period as a result of gross revenues increased. The gross profit percentage in the 2015 Period was 20% compared to 24% in the 2014 Period. The decrease in gross profit percentage relates to the higher cost of delivering these services due to increased labor expenses, along with weaker sales of our Robotics & Automation products and services.

Operating expenses were $1,086,438 for the 2015 Period compared to $2,585,036 for the 2014 Period, a decrease of $1,498,598 or 58.0%. General and administrative expenses amounted to $850,285 during the 2015 Period compared to $2,379,736 for the 2014 period, and represented mostly labor and related compensation costs, legal and professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $81,463 for the 2015 Period compared to $86,380 for the 2014 Period. Research and developments costs totaled $146,284 for the 2015 Period compared to $106,842 during the 2014 Period. Depreciation and amortization costs were $8,406 for the 2015 period compared to $12,078 for the 2014 Period. The overall decrease in operating expenses was due to the Company writing off accounts payable and accrued expenses that have been outstanding for over six years.

Income (loss) from operations was $5,410 for the 2015 Period compared to $(2,121,535) for the 2014 period, and increase of $2,126,945 or 100.3%. The increase in income from operations in the 2015 Period was due primarily to a significant decrease in general and administrative expenses, along with a modest increase in gross profit.

Other expenses was $2,312,806 during the 2015 Period compared to other expense of $5,816,861 in the 2014 Period, a decrease of $3,504,055 or 60.2%. Other expenses is comprised primarily of gain/loss on derivative, amortization of debt discount, deferred finance costs, accrued interest on notes payable, and loss on extinguishment of debt. The change in derivative liabilities for the 2015 Period was $1,196,257 compared to $3,709,967 for the 2014 Period, a decrease of $2,513,710 or 67.8%. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. Interest expense, net for the 2015 Period was $944,410 compared to $1,110,281 for the 2014 Period, a decrease of $165,871 or 14.9%. The Company also recognized a $172,139 loss on extinguishment of debt during the 2015 Period compared to $990,282 in the 2014 Period, a decrease of $818,143 or 82.6%. The decrease in interest expense is principally a result of a decrease in the amount of debt discount that was amortized and derivative valuations in excess of debt discount amounts. The debt discount is being amortized using the effective interest method. Under this method, the amount of amortization decreases exponentially as the underlying carrying value of the amortized debt decreases.

Net loss for the 2015 Period was $2,307,396 compared to net loss of $7,939,101 for the 2014 Period, a decrease of $5,631,705 or 70.9%.

LIQUIDITY AND CAPITAL RESOURCES

During the 2015 Period net cash provided by operating activities was $186,135, compared to net cash used in operating activities of $(73,354) for the 2014 Period.  This increase for the 2015 Period was primarily due to a decrease in net loss, a decrease in derivative expense, a decrease in stock issued for services and compensation, and a decrease in accounts payable and accrued expenses.

During the 2015 Period, we used $20,915 net cash from investing activities compared to $16,963 for the 2014 Period, exclusively for purchases of property and equipment.

During the 2015 Period, the Company had used $93,843 in cash from financing activities compared to net cash provided by financing activities of $117,996 for the 2014 Period.  This increased use of cash for financing activities was primarily due to payments made towards debt financings in the 2015 Period.

At December 31, 2015, we had current assets of $284,936, current liabilities of $19,873,447, a working capital deficit of $19,588,511 and an accumulated deficit of $51,950,675.

At December 31, 2014, we had current assets of $99,161, current liabilities of $17,445,882, a working capital deficit of $17,346,721 and an accumulated deficit of $49,643,279.

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

CRITICAL ACCOUNTING POLICIES

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

We account for arrangements that contain multiple elements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, Multiple Element Arrangements. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the underlying elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on future delivery of products or services or subject to customer-specified return or refund privileges.

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

For the year ended December 31, 2014, the Company issued Series E Preferred Shares valued at $475,608 for employee incentive payments and vendor payments.

For the year ended December 31, 2015, the Company issued Series E Preferred Shares valued at $10,000 for employee incentive payments.

Derivative Financial Instruments

Derivative financial instruments, as defined in FASB ASC 815, Derivatives and Hedging (“ASC 815”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. The caption Derivative Liability consists of (i) the fair values associated with derivative features embedded in various convertible note financings and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements.

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

Recent Financing Transactions

Notes Payable

In January 2015 and February 2015, the Company entered into two short-term notes with LoanMe due on February 1, 2017 and March 1, 2017, respectively, whereby the Company received $18,500 in total cash proceeds, and $1,500 went directly towards indirect expenses, totaling $20,000 in principal due. These notes were paid in full in February 2015 and July 2015, along with $828 and $6,066 of interest expense, respectively.

As of December 31, 2015 and 2014 the Company had an aggregate total of $153,732 and $154,732, respectively, in notes payable.  These notes bear interest at rates ranging from 5% per annum to 41.6% per annum.  As of December 31, 2015, all notes payable were in default.  Accrued interest on notes payable totaled $244,632 and $197,181 at December 31, 2015 and 2014, respectively.

Convertible Notes Payable

On January 7, 2015, the Company borrowed $20,625 from LG, of which $4,125 was an original issue discount.  The note accrues simple interest at a rate of 12% per annum and is due on January 7, 2016, with a default simple interest rate of 24%.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 45% of the lowest closing price during the 20-day trading period prior to, and including the date of, conversion. This note is currently in default.

On March 12, 2015 the Company entered into two Convertible Note Agreements with Cariou totaling $188,356 ($94,178 each) for settlement of compensation owed as well as penalties and interest. The note calls for 24% compounded interest through the maturity date of September 12, 2015 with a default compounded interest rate of 29%. The principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%. These notes are currently in default.

As of December 31, 2015 and 2014 the Company had an aggregate principal balance total of $2,937,593 and $2,778,560, respectively, in convertible notes payable.  These notes bear interest at rates ranging from 0% per annum to 36% per annum.  As of December 31, 2015, all convertible notes payable, except for one, were in default.  Accrued interest on convertible notes payable totaled $2,846,312 and $2,481,427 at December 31, 2015 and 2014, respectively.

Obligations Collateralized by Receivables

On May 27, 2015, the Company entered into an accounts receivable financing arrangement with Expansion Capital for a principal amount received in cash of $130,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $52,080 in debt discounts for total remittance of $182,080. The terms of repayment require the Company to remit to the lender approximately 35% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $52,080 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. This borrowing was paid off in full during the year ended December 31, 2015.

On July 16, 2015, the Company entered into an accounts receivable financing arrangement with Knight Capital for a principal amount received in cash of $173,500. The terms of the arrangement requires the Company to repay the principal balance plus an additional $52,050 in debt discounts for total remittance of $225,550. The terms of repayment require the Company to remit to the lender approximately 30%t of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $52,050 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at December 31, 2015 was $85,018 (net of debt discount of $27,320).

On July 31, 2015, the Company entered into an accounts receivable financing arrangement with High Speed Capital for a principal amount received in cash of $85,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $39,950 in debt discounts for total remittance of $124,950. The terms of repayment require the Company to remit to the lender approximately 47% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $39,950 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at December 31, 2015 was $37,683 (net of debt discount of $16,698).

On August 17, 2015, the Company entered into an accounts receivable financing arrangement with QuickFix Capital for a principal amount received in cash of $70,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $32,200 in debt discounts for total remittance of $102,200. The terms of repayment require the Company to remit to the lender approximately 46% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $32,200 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at December 31, 2015 was $73,907 (net of debt discount of $25,577).

On August 18, 2015, the Company entered into an accounts receivable financing arrangement with PowerUp Lending Group, Ltd. for a principal amount received in cash of $150,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $45,000 in debt discounts for total remittance of $195,000. The terms of repayment require the Company to remit to the lender approximately 39% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $45,000 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at December 31, 2015 was $46,224 (net of debt discount of $14,020).

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2015 (debt discounts are not included):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Obligations collateralized by receivables	$242,832	$242,832	$-	$-	$-
Convertible debt	2,937,780	2,937,780	-	-	-
Notes payable	153,732	153,732	-	-	-
Notes payable, related parties	166,506	166,506	-	-	-
Small Business Administration loan	979,950	979,950	-	-	-
	$4,480,800	$4,480,800	$-	$-	$-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, management performed, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our interim Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based upon this assessment, as of December 31, 2015 the Company’s management concluded that there are material weaknesses affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and Commission rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our interim Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2015, who communicated the matters to our management and board of directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, principal executive officers and significant employees as of December 31, 2015 are as specified on the following table:

Name	Age	Position
Lloyd Spencer	59	Chief Executive Officer, Interim Chief Financial Officer, Director, Treasurer, Secretary

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filings of Form 3 (Initial Statement of Beneficial Ownership of Securities), and 4 (Statement of Changes of Beneficial Ownership of Securities) filings of Lloyd Spencer and Shanna Gerrard.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued, and equity awards granted, by CoroWare for the years ended December 31, 2015 and 2014, to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2015, whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All other Compensation	Totals
Lloyd Spencer (1)	2015	$57,714	$-	$		$-	$-	$-	$-	$57,714
	2014	$50,312	$-		$85,000	$-	$-	$-	$-	$135,312
David Hyams (2)	2015	$98,804	$-		$-	$-	$-	$-	$-	$98,804
	2014	$89,664	$-		$20,000	$-	$-	$-	$-	$109,664

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

Notes:

(1)  Lloyd Spencer has served as CEO since January 28, 2008 and interim CFO since November 17, 2008. Prior to that, he was Vice President of Business Development and Director. Mr. Spencer is President of our subsidiary, CoroWare Technologies, Inc. with an annual salary of $150,000.  On May 16, 2006, Mr. Spencer entered into an employment agreement which granted him 1,667 stock options to purchase restricted shares of CoroWare, Inc.’s common stock at $54 which were cancelled on December 31, 2007 and converted into restricted common stock one-for-one and issued in lieu thereof by action of the Board of Directors.  Mr. Spencer was granted 1,667 options to purchase restricted shares of our.common stock at $12 on May 16, 2006. These options have a ten year term and vest ratably over three years.  On December 31, 2007 the options were re-priced from $12 to $3.  In February 2008, these options were converted to 1,667 shares of our common stock.  On September 12, 2007, Mr. Spencer was granted options to purchase restricted shares of our common stock at $12 per share.  On December 31, 2007, the options were re-priced from $12 to $3.  As of December 31, 2012, all 5,000 of these options have vested.

(2) Mr. Hyams entered into an employment agreement and was granted 1,667 options to purchase restricted shares of the Company’s common stock at a purchase price of $54, expiring in ten years, and vesting ratably over three years.  The Board of Directors voted to re-price these options to $12 at September 12, 2007, and again to $3 at December 31, 2007.  On February 4, 2008, these options were converted into 1,667 share of the Company’s common stock as per a directive from our board of directors.  On September 12, 2007, Mr. Hyams was grated 5,000 options to purchase restricted shares of CoroWare common stock at $12 per share.  On December 31, 2007 the options were re-priced $3.  At December 31, 2012, all 5,000 of those options are vested.

Except as described above no other equity awards were made in 2015 and 2014 to any of the Executive Officers.

Outstanding Equity Awards at Year End

The following table sets forth information for the named executive officers regarding the number of options and stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2015.

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

Director's Compensation

CoroWare, Inc. has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  No restricted shares were awarded for 2015 or 2014 services. For 2015 and 2014 services, each director was awarded 4,500,000 restricted shares of our common stock.  In addition, the chairman was awarded 2,250,000 shares.  No director has received his shares for 2015, nor for 2014 services.  A liability has been established for $9,374 for the remaining board fees that have yet to be paid.

The directors received the following common stock issuances for their service in 2015 and 2014:

Director	Restricted Common Stock Issued in 2015 for services	Value	Restricted Common Stock Issued in 2014 for services	Value

Lloyd Spencer	-	$-	-	$-
Total	-	$-	-	$-

Employment Agreements with Executive Officers

Currently, there is an employment agreement with Lloyd Spencer, CEO and interim CFO of CoroWare, Inc., and President and CEO of CoroWare Technologies, Inc.  We entered into a five year employment agreement with Mr. Spencer on May 20, 2006.  Under the terms of this agreement, Mr. Spencer is to serve as the President of CoroWare and to provide services as needed.  His salary is $150,000 per annum.  During 2012, Mr. Spencer reduced his annual salary to $59,541, of which $40,000 was deferred. During 2012, an additional $17,650 was deferred. An annual bonus may be awarded at the discretion of the board of directors.  At the inception of the agreement, Mr. Spencer was awarded 16,667 stock options to purchase CoroWare, Inc. common stock at $5.40 per share.  These options vest annually over three years and terminate on the tenth anniversary of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 23, 2016, by each person or entity known by us to be the beneficial owner of more than 5% of any class of our voting securities, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 11,504,431,008 shares of common stock outstanding, 100,000 shares of Series D Convertible Preferred Stock outstanding, and 25,000 shares of Series G Convertible Preferred Stock outstanding as of May 23, 2016. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from May 23, 2016 upon the exercise of options, warrants or convertible securities, or other rights. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants, convertible securities, or other rights included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficial Ownership	Percent of Class
Lloyd Spencer
18529 NE 184 th Street	60,606,335	< 1%
Woodinville, WA 98072
Directors and Officers as a Group (1 person)	60,606,335	< 1%

Name of Series D Preferred Stockholder (1)	Number of Series D Preferred Shares held by Stockholder	Number of Votes for each Series D Preferred Share held	Number of Votes held by Series D Preferred Stockholder
Lloyd Spencer	60,000	x 100,000	6,000,000,000
Shanna Gerrard	20,000	x 100,000	2,000,000,000
Jared Robert	20,000	x 100,000	2,000,000,000

Name of Series G Preferred Stockholder (2)	Number of Series G Preferred Shares held by Stockholder	Number of Votes for each Series G Preferred Share held	Number of Votes held by Series G Preferred Stockholder
Lloyd Spencer	25,000	x 5,000,000	125,000,000,000

Name of Stockholder	Number of Shares of Common Stock Held	Number of Votes held by Series D Stockholder	Number of Votes held by Series G Stockholder	Total Number of Votes Held by Stockholder	Percentage of the Voting Equity
Lloyd Spencer	60,606,335	6,000,000,000	125,000,000,000	131,060,606,335	89.5%
Shanna Gerrard	5,000	2,000,000,000	-	2,000,005,000	1.4%
Jared Robert	17,299,965	2,000,000,000	-	2,017,299,965	1.4%

(1)
Each share of Series D Convertible Preferred Stock (“Series D Preferred”) has the equivalent of one hundred thousand (100,000) votes of common stock. Currently, there are 3 holders of Series D Preferred Stock, namely Lloyd Spencer (60,000 shares), Shanna Gerrard (20,000 shares) and Jared Robert (20,000 shares) (together, the “Series D Stockholders”), collectively holding 100,000 shares of Series D Preferred.

(2)
Each share of Series G Convertible Preferred Stock (“Series G Preferred”) has the equivalent of five million (5,000,000) votes of common stock. Currently, there is 1 holder of Series G Preferred Stock, namely Lloyd Spencer (25,000 shares), (together, the “Series G Stockholders”), collectively holding 25,000 shares of Series G Preferred, resulting in the Series G Stockholders holding in the aggregate a majority of the total voting power of all issued and outstanding voting shares of the Company.

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

We also entered into short-term debt obligations other than in the ordinary course of business.  The following table sets forth the pertinent information relating to the obligations:

Lender	Interest Rate	Original Amount of Loan	Outstanding Balance at December 31, 2015	Date of Loan	Due Date
Amy Spencer	18%	$50,000	$50,000	Jul 3, 2008	Dec 20, 2008
Lloyd Spencer	18%	$223,629	$116,506	Feb 2 – Aug 14, 2009	Various dates thru Mar 16, 2010

In July 2008, CTI entered into a short-term debt obligation totaling $50,000 with Amy Spencer.  The entire balance of the loan plus accrued interest at 1.5% per month was due on December 20, 2008.  The note was not paid at maturity and is currently accruing late fees of 0.5% per month in addition to the interest.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by Sadler, Gibb & Associates, LLC for the audit of the Registrant's annual consolidated financial statements and review of the interim financial information included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2015 and 2014, were $50,000 and $50,500, respectively.

(2) Tax Fees

The aggregate fees billed for professional services rendered for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2015 and 2014 were $0, respectively.

(3) All Other Fees

No other fees were paid to Sadler, Gibb & Associates for fiscal years 2015 and 2014.

(4) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sadler, Gibb & Associates for fiscal years 2015 and 2014.

(5) Audit Work Attributed to Persons Other than Sadler, Gibb & Associates, LLC

Not applicable.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

2.4	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (5)

3.1	Articles of Incorporation (2)

3.1.1	Amendment to Articles of Incorporation as of January 3, 2013

3.2	Bylaws (2)

4.1	Certificate of Designation of Series D Convertible Preferred Stock dated November 10, 2012 ( )

4.2	Certificate of Designation of Series E Convertible Preferred Stock dated March 9, 2012 ( )

10.17	Registration Rights Agreement with Cornell Capital Partners, LP dated June 14, 2005 (10)

10.18	Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated June 14, 2005 (10)

10.19	Promissory Note for $300,000 issued to Cornell Capital Partners, LP dated June 14, 2005 (10)

10.21	Securities Purchase Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.22	Registration Rights with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.23	Convertible Debenture issued to Cornell Capital Partners, LP dated October 7, 2005 (11)

10.24	Security Agreement with Cornell Capital Partners, LP dated October 7, 2005 (11)

10.25	Escrow Agreement with David Gonzalez and Cornell Capital Partners, LP dated October 7, 2005 (11)

10.28	Stock Option Plan adopted on April 12, 2005 and amended on April 12, 2006 (14)

10.29	Amended and Restated Stock Option Plan amended on July 24, 2006 (15)

10.30	Convertible Debenture dated July 21, 2006 (16)

10.31	Form of $0.05 Warrant (16)

10.32	Form of $0.10 Warrant (16)

10.33	Form of $0.025 Warrant (16)

10.34	Form of $0.065 Warrant (16)

10.35	Form of $0.075 Warrant (16)

10.36	Securities Purchase Agreement dated July 21, 2006 between the Company and Cornell (16)

10.37	Investor Registration Rights Agreement dated July 21, 2006 between the Company and Cornell (16)

10.38	Security Agreement dated July 21, 2006 by and between the Company and Cornell (16)

10.39	Subsidiary Security Agreement dated July 21, 2006 by and between CoroWare Technologies, Inc. and Cornell (16)

10.41	Asset Purchase Agreement by and among Innova Holdings, Inc., CoroWare Technologies Inc. and CoroWare, Inc. dated May 12, 2006. (18)

10.42	Form of Executive Employment Agreement. (18)

10.44	Conversion Agreement dated as of October 19, 2007, by and between Innova Robotics and Automation, Inc. and Jerry Horne (22)

10.45	Securities Purchase Agreement, dated October 25 t , 2007 (22)

10.46	Secured Convertible Debenture, dated October 25 th , 2007 (22)

10.47	Redemption Warrant, dated October 25 th , 2007 (22)

10.48	Registration Rights Agreement, dated October 25 th , 2007 (22)

10.49	Security Agreement, dated October 25 th , 2007 (22)

10.50	Robotic Workspace Technologies, Inc. Patent and Trademark Agreement, dated October 25 th , 2007 (22)

10.51	Form of Series C Convertible Preferred Stock Subscription Agreement, dated October 13, 2007 (22)

10.52	Form of Warrant, dated October 13, 2007 (22)

10.53	Certificate of Designation (22)

10.54	Employment Termination and Retirement Agreement, dated December 18, 2007 (21)

10.55	Consulting Agreement, dated December 18, 2007 (21)

10.56	Securities Purchase Agreement, dated March 20 th , 2008 (23)

10.57	Secured Convertible Debenture, dated March 20 th , 2008 (23)

10.58	Warrant, dated March 20 th , 2008 (23)

10.59	Registration Rights Agreement, dated March 20 th , 2008 (23)

10.60	Security Agreement, dated November 2 nd , 2007 (23)

10.61	Patent and Trademark Security Agreement, dated October 29 th , 2007 (23)

10.62	Amendment Agreement, dated March 20 th , 2008 (23)

10.63	Amendment to Articles of Incorporation dated April 23, 2008

10.64	2008 Incentive Stock Plan

10.65	Amended 2008 Incentive Stock Plan

10.66	Amendment to Articles of Incorporation dated January 23, 2009

10.67	Joint Venture Agreement

14.1	Code of Ethics

21.1	List of Subsidiaries *

31	Rule 13(a) -14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

* Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on February 4, 2003.

(2)	Incorporated by reference to the Form SB-2 filed on August 7, 2001.

(3)	Incorporated by reference to the Form 10-KSB filed on April 24, 2003.

(4)	Incorporated by reference to the Form 8-K filed on May 13, 2003.

(5)	Incorporated by reference to the Form 8-K filed on August 8, 2004.

(6)	Incorporated by reference to the Form 14C filed on June 30, 2004.

(7)	Incorporated by reference to the Form 8-K filed on September 28, 2004.

(8)	Incorporated by reference to the Form 8-K filed on January 11, 2005.

(9)	Incorporated by reference to the Form 10-KSB filed on April 19, 2005.

(10)	Incorporated by reference to the Form 8-K filed on June 16, 2005.

(11)	Incorporated by reference to the Form 8-K filed on October 19, 2006.

(12)	Incorporated by reference to the Form 8-K filed on July 6, 2005.

(13)	Incorporated by reference to the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference to the Form 10-KSB filed on April 19, 2006.

(15)	Incorporated by reference to Amendment 1 to the Schedule 14A filed on July 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on July 25, 2006.

(17)	Incorporated by reference to the Form 8-K filed on June 22, 2006.

(18)	Incorporated by reference to the Form 8-K filed on May 22, 2006.

(19)	Incorporated by reference to the Form 8-K filed on May 3, 2006.

(20)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

(21)	Incorporated by reference to the Form 8-K filed on December 26, 2007.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 13, 2008

(23)	Incorporated by reference to the Form 8-K filed on March 26, 2008.

(24)	Incorporated by reference to the Form 10-KSB filed April 15, 2008

(25)	Incorporated by reference to the Form 8-K filed on May 14, 2008.

(26)	Incorporated by reference to the Form 10-Q filed on May 20, 2008.

(27)	Incorporated by reference to the Form S-8 filed on May 29, 2008.

(28)	Incorporated by reference to the Form S-8 filed on July 30, 2008.

(29)	Incorporated by reference to the Form 10-Q filed on August 19, 2008.

(30)	Incorporated by reference to the Form 8-K filed on November 19, 2008.

(31)	Incorporated by reference to the Form 10-Q filed on November 19, 2008.

(32)	Incorporated by reference to the Form 8-K filed on March 18, 2009.

(33)	Incorporated by reference to the Form 8-K filed on April 7, 2009.

(34)	Incorporated by reference to the Form 5 filed on May 12, 2009.

(35)	Incorporated by reference to the Form 10-K filed on May 18, 2009.

(36)	Incorporated by reference to the Form 10Q filed on May 20, 2009.

(37)	Incorporated by reference to the Form 8-K filed on August 7, 2009.

(38)	Incorporated by reference to the Form 10Q filed on August 19, 2009.

(39)	Incorporated by reference to the Form 8-K filed on August 28, 2009.

(40)	Incorporated by reference to the Form 8-K filed on October 22, 2009.

(41)	Incorporated by reference to the Form 10Q filed on November 23, 2009.

(42)	Incorporated by reference to the Form S-8 filed on December 16, 2009.

(43)	Incorporated by reference to the Form 8-K filed on January 10, 2010.

(44)	Incorporated by reference to the Form S-8 filed on March 29, 2010.

(45)	Incorporated by reference to the Form 10K filed on May 12, 2010.

(46)	Incorporated by reference to the Form 10Q filed on May 24, 2010.

(47)	Incorporated by reference to the Form 10Q filed on August 23, 2010.

(48)	Incorporated by reference to the Form 8K filed on September 17, 2010.

(49)	Incorporated by reference to the Form 10Q filed on November 22, 2010.

(50)	Incorporated by reference to the Form SC 13G filed on December 2, 2010.

(51)	Incorporated by reference to the Form S-8 filed on December 21, 2010.

(52)	Incorporated by reference to the Form 10K/A filed on January 5, 2012.

(53)	Incorporated by reference to the Form S-8 POS filed on February 22, 2012.

(54)	Incorporated by reference to the Form 8K filed on March 16, 2012.

(55)	Incorporated by reference to the Form NT 10-K filed on March 30, 2012.

(56)	Incorporated by reference to the Form 8K filed on April 14, 2012.

(57)	Incorporated by reference to the Form 10K filed on April 15, 2012.

(58)	Incorporated by reference to the Form NT 10-Q filed on May 16, 2012.

(59)	Incorporated by reference to the Form 10-Q filed on June 6, 2012.

(60)	Incorporated by reference to the Form Pre 14C filed on June 24, 2012.

(61)	Incorporated by reference to the Form Def 14A filed on July 29, 2012.

(62)	Incorporated by reference to the Form NT 10-Q filed on August 15, 2012.

(63)	Incorporated by reference to the Form Defr 14A filed on August 18, 2012.

(64)	Incorporated by reference to the Form 10-Q filed on August 19, 2012.

(65)	Incorporated by reference to the Form 10-Q/A filed on September 22, 2012.

(66)	Incorporated by reference to the Form 8K filed on September 23, 2012.

(67)	Incorporated by reference to the Form 3 filed on October 3, 2012.

(68)	Incorporated by reference to the Form 4 filed on October 3, 2012.

(69)	Incorporated by reference to the Form 8K filed on November 9, 2012.

(70)	Incorporated by reference to the Form 8KA filed on November 14, 2012.

(71)	Incorporated by reference to the Form NT 10-Q filed on November 14, 2012.

(72)	Incorporated by reference to the Form 8K filed on November 16, 2012.

(73)	Incorporated by reference to the Form Pre 14C filed on November 16, 2012.

(74)	Incorporated by reference to the Form 10-Q filed on November 21, 2012.

(78)	Incorporated by reference to the Form 8K/A filed December 12, 2012.

(79)	Incorporated by reference to the Form 8K/A filed on December 12, 2012.

(80)	Incorporated by reference to the Form Pre 14C filed on December 12, 2012.

(81)	Incorporated by reference to the Form Def 14C filed on December 12, 2012

(82)	Incorporated by reference to the Form 8K/A filed on December 13, 2012.

(83)	Incorporated by reference to the Form S-8 filed on March 7, 2012.

(84)	Incorporated by reference to the Form 8-K filed on March 7, 2012.

(85)	Incorporated by reference to the Form NT-10K filed on March 30, 2012.

(86)	Incorporated by reference to the Form 10K filed on April 16, 2012.

(87)	Incorporated by reference to the Form 10-K/A filed on April 18, 2012.

(88)	Incorporated by reference to the Form 10-K/A filed on April 25, 2012.

(89)	Incorporated by reference to the Form Pre 14C filed on May 4, 2012.

(90)	Incorporated by reference to the Form 10-Q filed on May 21, 2012.

(91)	Incorporated by reference to the Form Pre 14C filed on June 11, 2012.

(92)	Incorporated by reference to the Form Def 14C filed on June 15, 2012.

(93)	Incorporated by reference to the Form 8-K filed on July 11, 2012.

(94)	Incorporated by reference to the Form NT 10-Q filed on August 14, 2012.

(95)	Incorporated by reference to the Form 10-Q filed on August 20, 2012.

(96)	Incorporated by reference to the Form S-8 filed on August 23, 2012.

(97)	Incorporated by reference to the Form 3 filed on October 1, 2012.

(98)	Incorporated by reference to the Form 8-K filed on October 3, 2012.

(99)	Incorporated by reference to the Form S-8 filed on October 30, 2012.

(100)	Incorporated by reference to the Form NT 10-Q filed on November 13, 2012.

(101)	Incorporated by reference to the Form 10-Q filed on November 19, 2012.

(102)	Incorporated by reference to the Form S-8 filed on January 28, 2013.

(103)	Incorporated by reference to the Form 10-Q/A filed on January 31, 2013.

(104)	Incorporated by reference to the Form 10-Q/A filed on January 31, 2013.

(105)	Incorporated by reference to the Form 10-K/A filed on January 31, 2013.

(106)	Incorporated by reference to the Form Pre 14C filed on February 28, 2013.

(107)	Incorporated by reference to the Form 5 filed on March 5, 2013.

(108)	Incorporated by reference to the Form 4 filed on March 5, 2013.

(109)	Incorporated by reference to the Form Def 14C filed on March 25, 2013.

(110)	Incorporated by reference to the Form 8-K filed on April 15, 2013.

(111)	Incorporated by reference to the Form 10K/A filed on May 23, 2013.

(112)	Incorporated by reference to the Form 10-Q filed on June 4, 2013.

(113)	Incorporated by reference to the Form 10-Q/As filed on June 18, 2013.

(114)	Incorporated by reference to the Form 10-Q/A filed on June 19, 2013.

(115)	Incorporated by reference to the Form 10-Q filed on August 19, 2013.

(116)	Incorporated by reference to the Form 8-K/A filed on August 20, 2013.

(117)	Incorporated by reference to the Form 8-K filed on August 22, 2013.

(118)	Incorporated by reference to the Form 8-K/A filed on August 28, 2013.

(119)	Incorporated by reference to the Form 8-K filed on October 10, 2013.

(120)	Incorporated by reference to the Form 10-Q filed on November 19, 2013.

(121)	Incorporated by reference to the Form Def 14C filed on November 25, 2013.

(122)	Incorporated by reference to the Form 8-K filed on December 13, 2013.

(123)	Incorporated by reference to the Form 8-K/A filed on December 24, 2013.

(124)	Incorporated by reference to the Form 10-Q/A filed on January 9, 2014.

(125)	Incorporated by reference to the Form 10-Q/A filed on January 9, 2014

(126)	Incorporated by reference to the Form 8-K filed on February 14, 2014

(127)	Incorporated by reference to the Form SC 13G filed on February 20, 2014

(128)	Incorporated by reference to the Form NT 10-K filed on March 28, 2014

(129)	Incorporated by reference to the Form 10-Q/A filed on March 31, 2014

(130)	Incorporated by reference to the Form 8-K filed on April 28, 2014

(131)	Incorporated by reference to the Form NT 10-Q filed on May 15, 2014

(132)	Incorporated by reference to the Form SC 13G/A filed on June 11, 2014

(133)	Incorporated by reference to the Form SC 13G filed on July 10, 2014

(134)	Incorporated by reference to the Form NT 10-Q filed on August 15, 2014

(135)	Incorporated by reference to the Form 8-K filed on August 28, 2014

(136)	Incorporated by reference to the Form 8-K filed on September 8, 2014

(137)	Incorporated by reference to the Form NTN 10Q filed on November 18, 2014

(138)	Incorporated by reference to the Form 10-K filed on November 24, 2014

(139)	Incorporated by reference to the Form 10-Q filed on January 6, 2015

(140)	Incorporated by reference to the Form NT 10-K filed on April 1, 2015

(141)	Incorporated by reference to the Form 10-Q filed on April 20, 2015

(142)	Incorporated by reference to the Form 10-Q filed on May 11, 2015

(143)	Incorporated by reference to the Form SC 13G/A filed on July 8, 2015

(144)	Incorporated by reference to the Form 10-K filed on August 24, 2015

(145)	Incorporated by reference to the Form 8-K filed on September 9, 2015

(146)	Incorporated by reference to the Form 10-Q filed on October 19, 2015

(147)	Incorporated by reference to the Form 10-Q filed on October 19, 2015

(148)	Incorporated by reference to the Form 8-K filed on November 4, 2015

(149)	Incorporated by reference to the Form 10-Q filed on November 13, 2015

(150)	Incorporated by reference to the Form 8-K filed on November 19, 2015

(151)	Incorporated by reference to the Form 8-K filed on November 25, 2015

(152)	Incorporated by reference to the Form 8-K filed on December 8, 2015

(153)	Incorporated by reference to the Form 8-K filed on December 14, 2015

(154)	Incorporated by reference to the Form 8-K filed on January 8, 2016

(155)	Incorporated by reference to the Form 8-K filed on February 12, 2016

(156)	Incorporated by reference to the Form 8-K filed on March 22, 2016

(157)	Incorporated by reference to the Form NT 10-K filed on March 31, 2016

(158)	Incorporated by reference to the Form 8-K filed on May 9, 2016

(159)	Incorporated by reference to the Form NT 10-Q filed on May 17, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2016

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd T. Spencer
Lloyd T. Spencer	Chief Executive Officer and Interim Chief Financial Officer, Chairman of the Board of Directors (Principal Executive Officer and Principal Accounting and Financial Officer),	May 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CoroWare, Inc.

We have audited the accompanying consolidated balance sheets of CoroWare, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company had accumulated losses for the period from inception through December 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
May 23, 2016

COROWARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
		(Restated)
ASSETS

CURRENT ASSETS:
Cash	$99,056	$27,679
Accounts receivable, net	178,557	65,967
Inventory, net	7,323	5,515
Total Current Assets	284,936	99,161

Property and equipment, net	30,086	17,577
Other assets, net	9,746	9,743
TOTAL ASSETS	$324,768	$126,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,851,870	$6,882,987
Accrued expenses - related parties	228,148	179,072
Obligations collateralized by receivables, net	159,218	84,274
Convertible debt, net	2,937,593	2,778,560
Notes payable	153,732	154,732
Notes payable - related parties	166,506	186,134
Small business administration loan	979,950	979,950
Derivative liability	7,396,430	6,200,173
Total Current Liabilities	19,873,447	17,445,882
TOTAL LIABILITIES	19,873,447	17,445,882

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Redeemable preferred stock, Series A, $0.001 par value, 125,000 shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series B, $0.001 par value, 525,000 shares authorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series C, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series D, $0.001 par value, 500,000 shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 805,392 and 798,084 shares issued and outstanding, respectively	805	798
Redeemable preferred stock, Series F, $0.001 par value, 500,000 shares authorized, 190,000 and 0 shares issued and outstanding	190	190
Redeemable preferred stock, Series G, $0.001 par value, 500,000 shares authorized, 25,000 shares issued and outstanding	25	25
Common stock; 13,000,000,000 shares authorized at $0.0001 par value, 8,888,809,250 and 8,414,278,152 shares issued and outstanding, respectively	888,881	841,428
Additional paid-in capital	31,432,749	31,389,098
Non controlling interest	92,258	92,258
Treasury stock	(13,172)	(179)
Accumulated deficit	(51,950,675)	(49,643,279)
TOTAL STOCKHOLDERS' DEFICIT	(19,548,679)	(17,319,401)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$324,768	$126,481

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014
		(Restated)

REVENUES, NET	$5,461,238	$1,943,729

COST OF SALES	4,369,390	1,480,228

GROSS PROFIT	1,091,848	463,501

OPERATING EXPENSES
General and administrative	850,285	2,379,736
Sales and marketing	81,463	86,380
Research and development	146,284	106,842
Depreciation and amortization	8,406	12,078
TOTAL OPERATING EXPENSES	1,086,438	2,585,036

INCOME (LOSS) FROM OPERATIONS	5,410	(2,121,535)

OTHER EXPENSES
Change in derivative liabilities	(1,196,257)	(3,709,967)
Interest expense, net	(944,410)	(1,110,281)
Uncollectible securities	-	(6,331)
Loss on extinguishment of debt	(172,139)	(990,282)
TOTAL OTHER EXPENSES	(2,312,806)	(5,816,861)

LOSS BEFORE NON CONTROLLING INTEREST	(2,307,396)	(7,938,396)

Net loss attributable to non controlling interest	-	(705)

NET LOSS	$(2,307,396)	$(7,939,101)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	8,505,284,116	5,743,362,993

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

									Additional	Non
	Preferred Stock						Common Stock		Paid-In	Controlling	Treasury	Accumulated
	Series B	Series D	Series E	Series F	Series G	Amount	Shares	Amount	Capital	Interest	Stock	Deficit	Total

Balance, December 31, 2013	159,666	100,000	339,559	-	-	$599	23,610,123	$2,361	$25,912,563	$91,553	$(179)	$(41,704,178)	$(15,697,281)

Preferred shares issued for
services rendered	-	-	335,000	-	-	335	-	-	854,270	-	-	-	854,605

Preferred shares issued for
settlement of debt	-	-	272,856	190,000	25,000	488	-	-	958,044	-	-	-	958,532

Common stock issued
for convertible debt	-	-	-	-	-	-	8,127,192,772	812,719	3,231,202	-	-	-	4,043,921

Common shares issued
in conversion of Series E
preferred stock	-	-	(149,331)	-	-	(149)	263,475,257	26,348	433,019	-	-	-	459,218

Non-controlling interest	-	-	-	-	-	-	-	-	-	705	-	-	705

Net loss for year ended
December 31, 2014	-	-	-	-	-	-	-	-	-	-	-	(7,939,101)	(7,939,101)

Balance, December 31, 2014 (Restated)	159,666	100,000	798,084	190,000	25,000	$1,273	8,414,278,152	$841,428	$31,389,098	$92,258	$(179)	$(49,643,279)	$(17,319,401)

Preferred shares issued for
services rendered	-	-	10,000	-	-	10	-	-	9,990	-	-	-	10,000

Common stock issued
for convertible debt	-	-	-	-	-	-	474,531,098	47,453	37,158	-	-	-	84,611

Repurchase of common and
preferred stock into
treasury	-	-	(2,692)	-	-	(3)	-	-	(3,497)	-	(12,993)	-	(16,493)

Net loss for year ended
December 31, 2015	-	-	-	-	-	-	-	-	-	-	-	(2,307,396)	(2,307,396)

Balance, December 31, 2015	159,666	100,000	805,392	190,000	25,000	$1,280	8,888,809,250	$888,881	$31,432,749	$92,258	$(13,172)	$(51,950,675)	$(19,548,679)

The accompanying notes are an integral part of these consolidated financial statements

COROWARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,307,396)	$(7,939,101)
Net loss attributable to non controlling interest	-	705
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,406	12,206
Expenses paid on behalf of the Company by related parties	-	28,500
Amortization of debt discounts	165,154	362,453
Loss on settlement of liabilities	-	990,282
Change in derivative liability	1,187,207	2,354,800
Excess derivative	-	1,355,167
Preferred stock issued for services and compensation	10,000	854,605
Debt issuance costs	70,020	-
Gain on extinguishment of convertible debt	(39,170)	-
Changes in operating assets and liabilities:
Accounts receivable	(112,590)	(65,967)
Inventory	(1,808)	18,086
Other current assets	-	1,109
Other assets	(3)	613
Accounts payable and accrued expenses	1,157,239	1,958,045
Accrued expenses - related parties	49,076	(4,857)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	186,135	(73,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,915)	(16,963)
NET CASH USED IN INVESTING ACTIVITIES	(20,915)	(16,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from obligations collateralized by receivables	608,500	-
Payments towards obligations collateralized by receivables	(671,222)	(65,363)
Proceeds from convertible debt financings	16,500	170,500
Payments towards convertible debt	(9,000)	-
Proceeds from notes payable	18,500	-
Payments towards notes payable	(21,000)	-
Proceeds from related party loans	4,939	22,269
Payments towards related party loans	(24,567)	(9,410)
Repurchase of common and preferred stock into treasury	(16,493)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(93,843)	117,996

Net increase in cash	71,377	27,679
Cash at beginning of year	27,679	-
Cash at end of year	$99,056	$27,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts on convertible notes payable	$9,050	$280,643
Assignments and assumptions of debt	$188,356	$341,542
Preferred stock issued in settlement of debt	$-	$1,770,393
Conversion of Preferred E stock in to common stock	$-	$459,367
Common stock issued upon conversion of debt	$20,216	$4,043,921
Debt discounts on obligations collateralized by receivables	$221,280	$-

The accompanying notes are an integral part of these consolidated financial statements

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

CoroWare, Inc ("CoroWare" of “CWI”) is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. ("CTI"), has expertise in delivering consulting services and business productivity solutions.  During 2015, the Company created a new subsidiary, CoroWare Robotics Solutions, Inc. (“CRS”) that is focused on the mobile robotics and Internet of Things marketplaces.

CTI is a software professional services company whose focus is on R&D engineering services; business process workflow; software architecture, design and development; content management; console, PC and online game production; marketing coordination and management.

CRS is a technology incubation company whose focus is on the delivery of mobile robotics and IOT products, solutions and services for university, government and corporate researchers, and enterprise customers.

The Company’s revenues are principally derived from standing contracts, whose revenues may vary month by month based on the demands of the clients.

NOTE 2 – RESTATEMENT

The Company has restated herein its audited consolidated financial statements as of December 31, 2014.  The Company has determined that certain balances relating to federal and state payroll taxes, accrued interest on notes payable and convertible notes payable, principal balances on notes payable and convertible notes payable, and derivative liabilities were misstated for the year ended December 31, 2014.

The following represents the changes to the restated consolidated financial statements as of and for the year ended December 31, 2014:

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Restated	Previously Reported
	December 31, 2014	December 31, 2014	Differences

ASSETS

CURRENT ASSETS:
Cash	$27,679	$27,679	$-
Accounts receivable, net	65,967	65,967	-
Inventory, net	5,515	5,515	-
Total Current Assets	99,161	99,161	-

Property and equipment, net	17,577	17,577	-
Security deposits	9,743	9,743	-
TOTAL ASSETS	$126,481	$126,481	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,882,987	$7,194,471	$(311,484)
Accrued expenses - related parties	179,072	179,072	-
Obligations collateralized by receivables, net	84,274	84,274	-
Convertible debt, net	2,778,560	2,570,062	208,498
Notes payable	154,732	274,582	(119,850)
Notes payable - related parties	186,134	186,134	-
Small business administration loan	979,950	979,950	-
Derivative liability	6,200,173	6,432,768	(232,595)
Total Current Liabilities	17,445,882	17,901,313	(455,431)
TOTAL LIABILITIES	17,445,882	17,901,313	(455,431)

Commitments and contingencies	-	-	-

STOCKHOLDERS' DEFICIT:
Redeemable preferred stock, Series A, $0.001 par value, 125,000 shares authorized, 0 shares issued and outstanding	-	-	-
Redeemable preferred stock, Series B, $0.001 par value, 525,000 shares authorized, 159,666 shares issued and outstanding	160	160	-
Redeemable preferred stock, Series C, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-	-
Redeemable preferred stock, Series D, $0.001 par value, 500,000 shares authorized, 100,000 shares issued and outstanding	100	100	-
Redeemable preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 805,392 and 798,084 shares issued and outstanding, respectively	798	798	-
Redeemable preferred stock, Series F, $0.001 par value, 500,000 shares authorized, 190,000 and 0 shares issued and outstanding	190	190	-
Redeemable preferred stock, Series G, $0.001 par value, 500,000 shares authorized, 25,000 shares issued and outstanding	25	25	-
Common stock; 13,000,000,000 shares authorized at $0.0001 par value, 8,888,809,250 and 8,414,278,152 shares issued and outstanding, respectively	841,428	841,428	-
Additional paid-in capital	31,389,098	31,389,098	-
Non controlling interest	92,258	92,258	-
Treasury stock	(179)	(179)	-
Accumulated deficit	(49,643,279)	(50,098,710)	455,431
TOTAL STOCKHOLDERS' DEFICIT	(17,319,401)	(17,774,832)	455,431
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126,481	$126,481	$-

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Restated	Previously Reported
	December 31, 2014	December 31, 2014	Differences

REVENUES, NET	$1,943,729	$1,943,729	$-

COST OF SALES	1,480,228	1,480,228	-

GROSS PROFIT	463,501	463,501	-

OPERATING EXPENSES
General and administrative	2,379,736	2,842,427	(462,691)
Sales and marketing	86,380	-	86,380
Research and development	106,842	106,842	-
Depreciation and amortization	12,078	12,078	-
TOTAL OPERATING EXPENSES	2,585,036	2,961,347	(376,311)

INCOME (LOSS) FROM OPERATIONS	(2,121,535)	(2,497,846)	376,311

OTHER EXPENSES
Change in derivative liabilities	(3,709,967)	(3,942,562)	232,595
Interest expense, net	(1,110,281)	(956,806)	(153,475)
Uncollectible securities	(6,331)	(6,331)	-
Loss on extinguishment of debt	(990,282)	(990,282)	-
TOTAL OTHER EXPENSES	(5,816,861)	(5,895,981)	79,120

LOSS BEFORE NON CONTROLLING INTEREST	(7,938,396)	(8,393,827)	455,431

Net loss attributable to non controlling interest	(705)	(705)	-

NET LOSS	$(7,939,101)	$(8,394,532)	$455,431

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Restated	Previously Reported
	December 31, 2014	December 31, 2014	Differences

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,939,101)	$(8,394,532)	$455,431
Net loss attributable to non controlling interest	705	705	-
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,206	12,206	-
Expenses paid on behalf of the Company by related parties	28,500	28,500	-
Amortization of debt discounts	362,453	362,453	-
Loss on settlement of liabilities	990,282	990,282	-
Change in derivative liability	2,354,800	2,587,395	(232,595)
Excess derivative	1,355,167	1,355,167	-
Preferred stock issued for services and compensation	854,605	854,605	-
Debt issuance costs	-	-	-
Gain on extinguishment of convertible debt	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(65,967)	(65,967)	-
Inventory	18,086	18,086	-
Other current assets	1,109	1,109	-
Other assets	613	613	-
Accounts payable and accrued expenses	1,958,045	2,180,881	(222,836)
Accrued expenses - related parties	(4,857)	(4,857)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(73,354)	(73,354)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,963)	(16,963)	-
NET CASH USED IN INVESTING ACTIVITIES	(16,963)	(16,963)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from obligations collateralized by receivables	-	-	-
Payments towards obligations collateralized by receivables	(65,363)	(65,363)	-
Proceeds from convertible debt financings	170,500	170,500	-
Payments towards convertible debt	-	-	-
Proceeds from notes payable	-	-	-
Payments towards notes payable	-	-	-
Proceeds from related party loans	22,269	22,269	-
Payments towards related party loans	(9,410)	(9,410)	-
Repurchase of common and preferred stock into treasury	-	-	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	117,996	117,996	-

Net increase in cash	27,679	27,679	-
Cash at beginning of year	-	-	-
Cash at end of year	$27,679	$27,679	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts on convertible notes payable	$280,643	$280,643	$-
Assignments and assumptions of debt	$341,542	$341,542	$-
Preferred stock issued in settlement of debt	$1,770,393	$1,770,393	$-
Conversion of Preferred E stock in to common stock	$459,367	$459,367	$-
Common stock issued upon conversion of debt	$4,043,921	$4,043,921	$-
Debt discounts on obligations collateralized by receivables	$-	$-	$-

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of CoroWare, Inc. and its wholly-owned subsidiaries, CoroWare Technologies, Inc., CoroWare Robotics Solutions, Inc., and Robotic Workspace Technologies, Inc., as well as its 51% interest in ARiCON, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents.  The Company had no cash equivalents as of December 31, 2015 and 2014.  At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts.  As of December 31, 2015 and 2014, the Company did not have bank balances that exceeded the FDIC insured limits.

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. The Company had an allowance for doubtful accounts of $11,450 and $2,000 at December 31, 2015 and 2014, respectively.

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

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements	Remaining term of lease
Furniture and fixtures	5-7 years
Computer equipment and software	3-5 years

Impairment of Long-lived Assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-35, Property, Plant and Equipment, Subsequent Measurement (“ASC 360-35”). ASC 360-35 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Segment Reporting

FASB ASC 280-10, Segment Reporting, defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company reports according to one main segment.

Fair Value of Financial Instruments

The Company follows FASB ASC 820-10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts reported in the Company’s consolidated financial statements for accounts receivable, accounts payable and accrued expenses, and related party accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments.  The carrying amounts reported in the balance sheet for its notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2015 and 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(7,396,430)	$-	$(7,396,430)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(6,200,173)	$-	$(6,200,173)

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for FASB ASC 815, Derivatives and Hedging (“ASC 815”).

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity–based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Through newly issued restricted common stock, the Company pays qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services.

For the year ended December 31, 2014, the Company issued Series E Preferred Shares valued at $607,856 for employee incentive payments and vendor payments.

For the year ended December 31, 2015, the Company issued Series E Preferred Shares valued at $10,000 for employee incentive payments.

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

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the years ended December 31, 2015 and 2014 were $146,284 and $106,842, respectively.

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ending December 31, 2015 and 2014 were $42,987 and $26,672, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At December 31, 2015 and 2014, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2015		2014
	Percent of Revenues	Percent of Receivables	Percent of Revenues	Percent of Receivables
Customer 1	99.24%	86.14%	96.85%	90.26%

Basic and Diluted Loss per Share

The Company computes basic and diluted earnings per share amounts in accordance with FASB ASC 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the years ended December 31, 2015 and 2014, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company currently has convertible debt and preferred stock, which, if converted, as of December 31, 2015 and 2014, would have caused the Company to issue diluted shares totaling 75,469,652,233 and 71,221,788,387, respectively.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2015 and 2014 the Company has issued and has outstanding shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5 percent dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At December 31, 2015 and 2014, there were cumulative undeclared dividends to Preferred Series B shareholders of $15,969 and $15,969, respectively, the obligation for which is contingent on declaration by the board of directors.  These balance have been recorded as part of accounts payable and accrued expenses.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on the Company’s financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period ("ASU 2014-12"). This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-12 did not have any effect on the Company’s financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect on its financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) ("ASU 2014-16"). ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 did not have any effect on the Company’s financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting ("ASU 2014-17"). This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on the Company’s financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. The adoption of ASU 2015-01 did not have any effect on the Company’s financial position, results of operations or cash flows.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-02 did not have any effect on the Company’s financial position, results of operations or cash flows.

ASU 2015-03

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2014-08 did not have any effect on the Company’s financial position, results of operations or cash flows.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN

The Company incurred a net loss in the amount of $2,307,396 during the year ended December 31, 2015 compared to a net loss of $7,939,101 for the year ended December 31, 2014. The Company has a working capital deficit of $19,588,511 and $17,346,721 as of December 31, 2015 and 2014, respectively. The Company has accumulated deficits of $51,950,675 and $49,643,279 as of December 31, 2015 and 2014, respectively.  Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

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

NOTE 5 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined net balance due to Capefirst as of December 31, 2015 and 2014 was $140,936 and $64,274, respectively.  Factor expense charged to operations for the years ended December 31, 2015 and 2014 amounted to $94,364 and $65,158, respectively.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has adopted the FASB’s amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings.  Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale.  As a result, affected accounts receivable are reported under current assets within the Company’s consolidated balance sheet as “Trade receivables” subject to reserves for doubtful accounts, returns and other allowances.  Similarly, the net liability owing to Capefirst appears as accounts payable and accrued expenses within the current liabilities section of the Company’s consolidated balance sheet.  Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company’s consolidated statements of cash flows. Early adoption of this amended guidance was not permitted.  Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

NOTE 6 – INVENTORY

As of December 31, 2015 and 2014, inventories consist of the following:

	December 31, 2015	December 31, 2014
Raw materials	$-	$-
Work in process	-	-
Finished goods	7,323	5,515
Subtotal	7,323	5,515
Less: inventory reserve	-	-
Inventory, net	$7,323	$5,515

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Computer equipment	$123,627	$102,710
Furniture and fixtures	7,862	7,862
Subtotal	131,489	110,572
Less: accumulated depreciation	(101,403)	(92,995)
Property and equipment, net	$30,086	$17,577

Depreciation expense for the years ended December 31, 2015 and 2014 was $8,406 and $12,073, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at December 31, 2015 and 2014:

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,	December 31,
	2015	2014
Capefirst obligations	$140,936	$63,466
Accounts payable	1,284,800	1,882,257
Accrued expenses	30,043	473,206
Dividends payable	15,969	15,969
Credit cards payable	66,213	114,028
Accrued interest	3,754,941	3,261,124
Accrued payroll	150,866	123,825
Accrued PTO	100,630	68,904
Commissions payable	219,505	225,359
Payroll taxes payable	2,039,920	631,380
Garnishment liens payable	26,982	22,279
Pension plan payable	20,274	43
Flex spending payable	791	1,147
Total	$7,851,870	$6,882,987

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2015 and 2014, related party accrued expenses were $228,148 and $179,072, respectively, which consisted entirely of deferred salaries to employees.  See also Note 13 for related party notes payable.

NOTE 10 – OBLIGATIONS COLLATERALIZED BY RECEIVABLES, NET

On May 27, 2015, the Company entered into an accounts receivable financing arrangement with Expansion Capital for a principal amount received in cash of $130,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $52,080 in debt discounts for total remittance of $182,080. The terms of repayment require the Company to remit to the lender between approximately 35% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $52,080 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. This borrowing was paid off in full during the year ended December 31, 2015.

On July 16, 2015, the Company entered into an accounts receivable financing arrangement with Knight Capital for a principal amount received in cash of $173,500. The terms of the arrangement requires the Company to repay the principal balance plus an additional $52,050 in debt discounts for total remittance of $225,550. The terms of repayment require the Company to remit to the lender approximately 30% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $52,050 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at December 31, 2015 was $85,018 (net of debt discount of $27,320).

On July 31, 2015, the Company entered into an accounts receivable financing arrangement with High Speed Capital for a principal amount received in cash of $85,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $39,950 in debt discounts for total remittance of $124,950. The terms of repayment require the Company to remit to the lender approximately 47% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $39,950 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at December 31, 2015 was $37,683 (net of debt discount of $16,698).

On August 17, 2015, the Company entered into an accounts receivable financing arrangement with QuickFix Capital for a principal amount received in cash of $70,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $32,200 in debt discounts for total remittance of $102,200. The terms of repayment require the Company to remit to the lender approximately 46% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $32,200 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at December 31, 2015 was $73,907 (net of debt discount of $25,577).

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On August 18, 2015, the Company entered into an accounts receivable financing arrangement with PowerUp Lending Group, Ltd. for a principal amount received in cash of $150,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $45,000 in debt discounts for total remittance of $195,000. The terms of repayment require the Company to remit to the lender approximately 39% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $45,000 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at December 31, 2015 was $46,224 (net of debt discount of $14,020).

NOTE 11 – CONVERTIBLE NOTES PAYABLE, NET

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn simple interest at 8% per annum unless they are in default, in which case they earn default simple interest at a rate of 15%. In July 2003, the terms of the note were changed such that the notes became convertible debentures, whereby at the option of the holder, all outstanding principal and interest can be converted into shares of the Company’s common stock at $1.00 per share. As of December 31, 2015, $100,000 of principal and $200,114 of accrued interest remain outstanding from these notes.  These notes are currently in default.

On July 22, 2005, the Company issued a convertible promissory note to Richard Wynns (“Wynns”) for $30,000.  The note accrues simple interest at a rate of 5% per annum, and matures on December 31, 2006.  At the option of the holder, all outstanding principal and interest can be converted into shares of the Company’s common stock at $0.15 per share.  Through December 31, 2015, the holder converted $22,500 of principal into shares of the Company’s common stock.  As of December 31, 2015, there is $7,500 of principal and $4,877 of accrued interest remaining on this note.  This note is currently in default.

On October 3, 2005, the Company issued a convertible promissory note to Wynns for $30,000.  The note accrues simple interest at a rate of 10% per annum, and matures on November 2, 2005.  On July 26, 2010, this note was amended whereby accrued interest through this date was added to the principal balance, making the total principal balance of the note $47,509.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.  As of December 31, 2015, there is $47,509 of principal and $26,117 of accrued interest remaining on this note.  This note is currently in default.

On October 14, 2005, the Company issued a convertible promissory note to Wynns for $30,000.  The note accrues simple interest at a rate of 10% per annum, and matures on December 31, 2006.  On July 26, 2010, this note was amended whereby accrued interest through this date was added to the principal balance, making the total principal balance of the note $46,489.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.  As of December 31, 2015, there is $46,489 of principal and $25,556 of accrued interest remaining on this note.  This note is currently in default.

On July 20, 2006, the Company issued a convertible promissory note to YA Global Investments, L.P. (“YA Global”) for $1,250,000, with a maturity date of July 20, 2009. On August 22, 2006, the Company issued a convertible promissory note to YA Global for $575,000, with a maturity date of August 22, 2009.  The notes accrue simple interest at a rate of 10% per annum, with a default simple interest rate of 14% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  Through December 31, 2015, a total of $82,630 in principal and $373,323 in accrued interest were converted into shares of the Company’s common stock.  Additionally, through December 31, 2015, $1,671,742 of principal from these notes were assigned to other parties in the form of convertible promissory notes.  As of December 31, 2015, there is $70,628 of principal and $535,594 of accrued interest remaining on these notes.  These notes are currently in default.

On November 2, 2007, the Company issued a convertible promissory note to YA Global for $600,000, with a maturity date of November 2, 2010.  On March 17, 2008, the Company issued a convertible promissory note to YA Global for $300,000, with a maturity date of March 17, 2010.  The notes accrue simple interest at a rate of 14% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  As of December 31, 2015, there is $900,000 of principal and $1,187,244 of accrued interest remaining on these notes.  These notes are currently in default.

On January 12, 2010, the Company issued an amended convertible promissory note to Westmount Holdings International, Ltd., with a principal balance of $567,200 and accrued interest of $317,510, which was assigned from YA Global.  The note accrues simple interest at a rate of 14% per annum and is due on demand.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  Through December 31, 2015, the Company converted $29,883 of principal and $261,259 of accrued interest into shares of the Company’s common stock.  As of December 31, 2015, there is $537,317 of principal and $441,697 of accrued interest remaining on this note.  This note is currently in default.

On December 6, 2010, the Company issued a convertible promissory note to Thomas Collins for $75,000, which was assigned from a holder of a note issued on February 2003.  The note accrues interest at a rate of 8% per annum and is due on demand.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of $1.00 per share.  During the year ended December 31, 2015, all principal and accrued interest on this note was extinguished.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On January 28, 2011, the Company issued a convertible promissory note to Barclay Lyons, LLC for $10,750.  The note accrues simple interest at a rate of 21% per annum and matures on July 28, 2011, with a default simple interest rate of 36%.  Pursuant to the terms of the note, the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lesser of (i) the closing price on the day prior to conversion, or (ii) the volume-weighted-average closing price of the five day trading period prior to conversion, though in no instance shall the conversion price be less than $0.0001.  There is a ceiling on the conversion rate of $0.05 per share, but this rate is to be discounted based on forward splits.  As of December 31, 2015, there is $10,750 of principal and $18,264 of accrued interest remaining on this note.  This note is currently in default.

On March 21, 2011, the Company issued a convertible promissory note to Redwood Management, LLC for $284,132.  The note accrues interest at a rate of 14% per annum and matures on March 18, 2013.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  As of December 31, 2015, there is $123,936 of principal and $49,223 of accrued interest remaining on this note.  This note is currently in default.

On April 2, 2011, the Company issued a convertible promissory note to Martin Harvey for $67,042, which was assigned to Blackbridge Capital, LLC (“Blackbridge”).  The note accrues compounded interest at a rate of 10% per annum and matures on May 2, 2011, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  Through December 31, 2015, a total of $42,557 in principal was converted into shares of the Company’s common stock.  As of December 31, 2015, there is $24,485 of principal and $39,315 of accrued interest remaining on this note.  This note is currently in default.

On June 2, 2011, the Company issued a convertible promissory note to Panache Capital, LLC (“Panache”) for $65,000.  The note accrues simple interest at a rate of 8% per annum and matures on June 1, 2012, with a default simple interest rate of 15% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the of the average of the three lowest closing prices during the 20-day trading period prior to conversion.  Through December 31, 2015, the Company converted $57,315 of principal into shares of the Company’s common stock.  As of December 31, 2015, there is $7,685 of principal and $12,289 of accrued interest remaining on this note.  This note is currently in default.

On June 29, 2011, the Company issued a convertible promissory note to Panache for $15,000.  The note accrues simple interest at a rate of 8% per annum and matures on June 29, 2012.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the of the average of the three lowest closing prices during the 20-day trading period prior to conversion.  As of December 31, 2015, there is $15,000 of principal and $5,412 of accrued interest remaining on this note.  This note is currently in default.

On October 5, 2011, the Company issued a convertible promissory note to Premier IT Solutions for $21,962.  The note accrues compounded interest at a rate of 10% per annum and matures on March 5, 2012, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  As of December 31, 2015, there is $21,962 of principal and $18,528 of accrued interest remaining on this note.  This note is currently in default.

On February 21, 2012, the Company issued a convertible promissory note to Kelburgh, Ltd. for $13,000.  The note accrues compounded interest at a rate of 10% per annum and matures on March 5, 2012, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of 85% of the average of the five trading days prior to the applicable conversion date.  As of December 31, 2015, there is $13,000 of principal and $10,022 of accrued interest remaining on this note.  This note is currently in default.

On August 3, 2012, the Company issued a convertible promissory note to Raphael Cariou (“Cariou”) for $7,000.  The note accrues compounded interest at a rate of 10% per annum and matures on February 3, 2013, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  As of December 31, 2015, there is $7,000 of principal and $4,351 of accrued interest remaining on this note.  This note is currently in default.

On February 25, 2013, the Company issued two convertible promissory notes to AGS Capital Group, LLC (“AGS”) for $131,377 and $42,000.  The notes accrue compounded interest at a rate of 14% per annum and mature on February 25, 2014.  Pursuant to the terms of the notes, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of 35% of the lowest closing price during the 20-day trading period prior to conversion.  Through December 31, 2015, $96,138 of principal has been converted into shares of the Company’s common stock.  As of December 31, 2015, there is a total of $77,239 of principal and $55,588 of accrued interest remaining on these notes.  These notes are currently in default.

On March 7, 2013, the Company issued a convertible promissory note to YA Global for $25,000.  The note accrues simple interest at a rate of 14% per annum and matures on March 7, 2014.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 80% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  As of December 31, 2015, there is $25,000 of principal and $9,867 of accrued interest remaining on this note.  This note is currently in default.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On April 19, 2013, the Company issued a convertible promissory note to Tangiers Investment Group, LLC (“Tangiers”) for $14,000.  The note accrues simple interest at a rate of 10% per annum and matures on April 19, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of December 31, 2015, there is $14,000 of principal and $6,164 of accrued interest remaining on this note.  This note is currently in default.

On May 17, 2013, the Company issued a convertible promissory note to Tangiers for $20,000.  The note accrues simple interest at a rate of 10% per annum and matures on May 17, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of December 31, 2015, there is $20,000 of principal and $8,499 of accrued interest remaining on this note.  This note is currently in default.

On August 23, 2013, the Company issued a convertible promissory note to Zoom Marketing (“Zoom”) for $140,000.  The note accrues simple interest at a rate of 5% per annum and matures on January 23, 2014, with a default simple interest rate of 10% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the of the average of the three lowest closing prices during the five-day trading period prior to conversion.  On March 27, 2014, Zoom assigned $75,000 of principal to Tangiers.  As of December 31, 2015, there is $65,000 of principal and $16,819 of accrued interest remaining on this note.  This note is currently in default.

On November 13, 2013, the Company issued a convertible promissory note to Tangiers for $17,000.  The note accrues simple interest at a rate of 10% per annum and matures on November 13, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 20-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of December 31, 2015, there is $17,000 of principal and $5,547 of accrued interest remaining on this note.  This note is currently in default.

On February 7, 2014, the Company issued a convertible promissory note to Hanover Holdings I, LLC for $8,500.  The note accrues simple interest at a rate of 10% per annum and matures on February 7, 2015, with a default simple interest rate of 22% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the three-day trading period prior to conversion.  As of December 31, 2015, there is $8,500 of principal and $2,450 of accrued interest remaining on this note.  This note is currently in default.

On February 21, 2014, the Company issued a convertible promissory note to Blackbridge for $5,000.  The note accrues simple interest at a rate of 8% per annum and matures on September 21, 2014.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 30-day trading period prior to conversion.  As of December 31, 2015, there is $5,000 of principal and $743 of accrued interest remaining on this note.  This note is currently in default.

On March 11, 2014, the Company issued two convertible promissory notes to LG Capital Funding, LLC (“LG”) for $32,000 and $24,000.  The notes accrue simple interest at a rate of 12% per annum and mature on March 11, 2015, with default simple interest rates of 24% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to, and including the date of, conversion.  As of December 31, 2015, there is a total of $56,000 of principal and $17,601 of accrued interest remaining on these notes.  These notes are currently in default.

On March 27, 2014, the Company issued a convertible promissory note to Tangiers for $75,000, which was assigned from Zoom.  The note accrues simple interest at a rate of 10% per annum and is due on March 27, 2015, with a default simple interest rate of 20% per annum.  On March 27, 2014, the Company issued a separate convertible promissory note to Tangiers, whereby the Company could borrow up to $600,000, of which $100,000 would be treated as an original issue discount on a pro rata basis.  The note accrues simple interest at a rate of 0% per annum and is due on demand, with a default simple interest rate of 20% per annum.  During the year ended December 31, 2014, the Company borrowed $72,000, of which $12,000 was original issue discount.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a 50% discount of the lowest closing price during the 20-day trading period prior to the date of conversion.  As of December 31, 2015, there is a total of $147,000 of principal and $36,275 of accrued interest remaining on these notes.  These notes are currently in default.

On April 1, 2014, YA Global sold $40,000 of their original note in the amount $1,250,000 to an unrelated third party (“Tuohy”). The Company then issued a convertible promissory note to Tuohy for that debt. The note calls for 14% simple interest through the maturity date of December 31, 2014.  Pursuant to the terms of the notes the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share. Through December 31, 2015, Tuohy converted $40,000 of principal into shares of the Company’s common stock.  The principal balance of this note has been paid in full, yet $153 of accrued interest remains unpaid.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On April 2, 2014, the Company issued a convertible promissory note to Burrington Capital, LLC (“Burrington”) for $25,000. The note calls for 10% compounded interest through the maturity date of October 1, 2014, with a default compounded interest rate of 15% per annum. Pursuant to the terms of the note the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.  As of December 31, 2015, there is $25,000 of principal and $6,664 of accrued interest remaining on this note.  This note is currently in default.

On April 2, 2014, the Company entered into a Settlement Agreement with IBC Funds (“IBC”) for $96,800 in past due payables.  The amount is due upon demand.  Pursuant to the terms of the agreement, the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a 50% discount of the lowest closing price during the 20-day trading period prior to conversion.  Through December 31, 2015, IBC fully converted the $96,800 in principal into shares of the Company’s common stock.

On April 3, 2014, YA Global sold a portion of their note in the amount of $50,000 to an unrelated third party (“Ferro”). The Company then issued a convertible promissory note to Ferro for that debt. The note calls for 14% simple interest through the maturity date December 31, 2014.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  As of December 31, 2015, there is $50,000 of principal and $12,216 of accrued interest remaining on this note.  This note is currently in default.

On April 8, 2014, a note holder, YA Global, sold a portion of their note in the amount of $200,000 to Dakota Capital Pty Ltd. (“Dakota”). The Company then issued a convertible promissory note to Dakota for that debt. The note calls for 14% simple interest through the maturity date December 31, 2014.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a 50% discount of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower.  As of December 31, 2015, there is $200,000 of principal and $48,482 of accrued interest remaining on this note. This note is currently in default.

On April 8, 2014, a note holder, YA Global, sold a portion of their note in the amount of $75,000 to Burrington. The Company then issued a convertible promissory note to Burrington for that debt. The note calls for 14% simple interest through the maturity date December 31, 2014. Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% discount of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower. Through December 31, 2015, Burrington fully converted $75,000 of principal into shares of the Company’s common stock.

On April 14, 2014, YA Global assigned $100,000 of their convertible note to Barry Liben.  The note accrues interest at a rate of 0% per annum and is due December 31, 2014. Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share. Through December 31, 2015, Liben converted $25,000 in note principal into shares of the Company’s common stock.   As of December 31, 2015, there is $75,000 of principal remaining on this note. This note is currently in default.

On April 25, 2014, the Company borrowed $10,000 from Reserve CG.  The note accrues interest at a rate of 8% per annum.  Through December 31, 2015 the Company fully converted $10,000 of the principal balance into shares of the Company’s common stock.

On December 10, 2014, the Company issued a convertible promissory note to Jared Robert for $20,000.  The note accrues compounded interest at a rate of 10% per annum and is due on June 10, 2015, with a default compounded interest rate of 15%.  Pursuant to the terms of the note the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.  As of December 31, 2015, there is $20,000 of principal and $2,848 of accrued interest remaining on this note.  This note is currently in default.

On January 7, 2015, the Company issued a convertible promissory note to LG for $20,625, of which $4,125 was an original issue discount.  The note accrues simple interest at a rate of 12% per annum and is due on January 7, 2016, with a default simple interest rate of 24%.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 45% of the lowest closing price during the 20-day trading period prior to, and including the date of, conversion. As of December 31, 2015, there is $20,625 of principal and $2,434 of accrued interest remaining on this note.  This note is currently in default.

On March 12, 2015 the Company issued two convertible promissory notes to Cariou totaling $188,356 ($94,178 each) for settlement of compensation owed as well as penalties and interest. The note calls for 24% compounded interest through the maturity date of September 12, 2015, with a default compounded interest rate of 29%. The principal balance and accrued interest are convertible into the Company’s common stock at a conversion rate of the average of the five trading days prior the applicable conversion date, with the number of conversion shares multiplied by 115%. Through December 31, 2015, the Company made $9,000 in principal payments towards these notes.  As of December 31, 2015, there is a total of $179,366 of principal and $42,468 of accrued interest remaining on these notes.  These notes are currently in default.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the Company’s evaluation of each convertible debt instrument in accordance with FASB ASC 815, Derivatives and Hedging (pre-codification FAS 133 “Accounting for Derivative Financial Instruments and Hedging Activities”) (“ASC 815”), based on the variable conversion price, it was determined that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value (see Note 15).  As of December 31, 2015 and 2014, debt discounts related to convertible notes payable totaled $0 and $18,825, respectively.

NOTE 12 – NOTES PAYABLE

On June 29, 2007, the Company issued a promissory note to Gary Sumner for $45,000.  The note accrues compounded interest of 5% per annum and matures on March 31, 2008, with a default simple interest rate of 18%.  As of December 31, 2015, there is $45,000 of principal and $57,555 of accrued interest remaining on this note.  This note is currently in default.

On July 3, 2008, the Company issued a promissory note to LTC International Corp. for $25,000.  The note accrues simple interest of 20.80% per annum and matures on December 17, 2008, with a default simple interest rate of 41.60%.  Through December 31, 2015, the Company made principal payments totaling $20,268.  As of December 31, 2015, there is $4,732 of principal and $16,928 of accrued interest remaining on this note.  This note is currently in default.

On August 1, 2008, the Company issued a promissory note to YA Global for $12,500.  On August 18, 2008, the Company issued a separate promissory note to YA Global for $25,000.  The notes accrue simple interest of 18% per annum and mature on December 20, 2008, with a default simple interest rate of 24%.  As of December 31, 2015, there is a total of $37,500 of principal and $64,694 of accrued interest remaining on these notes.  These notes are currently in default.

On March 17, 2010, the Company issued a promissory note to John Kroon for $10,000.  The note accrues compounded interest of 18% per annum and matures on September 13, 2010, with a default compounded interest rate of 21%.  As of December 31, 2015, there is $10,000 of principal and $22,893 of accrued interest remaining on this note.  This note is currently in default.

On July 27, 2010, the Company issued a promissory note to Richard Wynns for $25,000.  The note accrues compounded interest of 18% per annum and matures on January 23, 2011, with a default compounded interest rate of 21%.  As of December 31, 2015, there is $25,000 of principal and $51,244 of accrued interest remaining on this note.  This note is currently in default.

On March 15, 2011, the Company issued a promissory note to Barclay Lyons for $15,000.  The note accrues simple interest of 18.99% per annum and matures on March 25, 2011, with a default simple interest rate of 28.99%.  As of December 31, 2015, there is $15,000 of principal and $20,832 of accrued interest remaining on this note.  This note is currently in default.

On March 29, 2011, the Company issued a promissory note to George Ferch for $5,000.  The note accrues interest of 0% per annum and matures on June 27, 2011, with a default compounded interest rate of 21%.  As of December 31, 2015, there is $5,000 of principal and $7,782 of accrued interest remaining on this note.  This note is currently in default.

On April 11, 2012, the Company issued a promissory note to Blackbridge for $6,000.  The note accrues simple interest of 5% per annum and matures on May 25, 2012, with a default simple interest rate of 5%.  Through December 31, 2015, the Company made principal payments totaling $4,500.  As of December 31, 2015, there is $1,500 of principal and $503 of accrued interest remaining on this note.  This note is currently in default.

On October 18, 2013, the Company issued a promissory note to Walter Jay Bell for $10,000.  The note accrues simple interest of 10% per annum and matures on November 29, 2013.  As of December 31, 2015, there is $10,000 of principal and $2,203 of accrued interest remaining on this note.  This note is currently in default.

In January 2015 and February 2015, the Company entered into two short-term notes with LoanMe due on February 1, 2017 and March 1, 2017, respectively, whereby the Company received $18,500 in total cash proceeds, and $1,500 went directly towards indirect expenses, totaling $20,000 in principal due. These notes were paid in full in February 2015 and July 2015, along with $828 and $6,066 of interest expense, respectively.

NOTE 13 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2015 and 2014 the Company had an aggregate total of $166,506 and $186,134, respectively, in related party notes payable.  These notes bear simple interest at 18% per annum, with default simple interest of 24% per annum.  As of December 31, 2015 all notes payable to related parties were in default.  Accrued interest on related party notes payable totaled $205,885 and $163,603 at December 31, 2015 and 2014, respectively.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at December 31, 2015 and 2014 was $979,950 and $979,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010, whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011.  The Company only made four payments under the modification agreement.  The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default.  Accrued interest payable on the note totaled $458,111 and $418,913 as of December 31, 2015 and 2014, respectively.

NOTE 15 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815, which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion price of certain convertible notes and exercise price of certain warrants are variable and subject to the fair value of the Company’s units on the date of conversion or exercise. As a result, the Company has determined that the conversion and exercise features are not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion and exercise features of the instruments to be recorded as a derivative liability.

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

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions:

	2015	2014

Risk-free interest rate	0.89% - 1.31%	0.02% - 1.78%
Expected options life	1 - 3 yrs	1 - 3 yrs
Expected dividend yield	-	-
Expected price volatility	295.78% - 531.45%	280.03% - 643.07%

During the year ended December 31, 2015, the Company’s derivative liability increased from $6,200,173 to $7,396,430, and the Company recognized a loss on derivative liabilities of $1,196,257 and $3,709,967 for the years ended December 31, 2015 and 2014, respectively, in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

NOTE 16 – PREFERRED STOCK

a) Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock.   Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75 percent of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v)  has no voting rights except when mandated by Delaware law. There were no shares of Series A Preferred Shares outstanding at any time during the years ended December 31, 2015 and 2014.

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

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $212,868 and $212,888 as of December 31, 2015 and 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $20 and $445 were charged to derivative income (expense) for the years ended December 31, 2015 and 2014, respectively.  At December 31, 2015 and 2014 the Company has 159,666 shares of series B preferred stock issued and outstanding.

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

There were no issuances, conversions or redemptions of Series D stock during the years ended December 31, 2015 and 2014.  At December 31, 2015 and 2014 there were 100,000 shares of series D preferred stock issued and outstanding.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D preferred stock of $99,989 and $100,000 as of December 31, 2015 and 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $11 and $(10,705) were charged to derivative income (expense) for the year ended December 31, 2015 and 2014, respectively.

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

In October 2015, the Company issued 10,000 shares of Series E preferred stock for services valued at $10,000 per the agreement.

In December 2015, the Company repurchased 2,692 shares of Series E preferred stock for $3,500 cash from an employee of the Company.

At December 31, 2015 and 2014, the Company had 805,392 and 798,084 shares of Series E preferred stock issued and outstanding, respectively.

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

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E preferred stock of $805,303 and $798,084 as of December 31, 2015 and 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(7,219) and $(156,671) were charged to derivative income (expense) for the year ended December 31, 2015 and 2014, respectively.

f)  Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Convertible Preferred Stock, par value $0.001 per share.

The shares of preferred stock have a stated value of $1.00, have no voting rights, are entitled to no dividends due or payable and are convertible into the number of shares of the Corporation’s common stock determined by dividing the stated value by the conversion price which is defined as eighty five percent (85%) of the average closing bid price of the common stock over the five (5) trading days immediately preceding the date of conversion, but no less than par value of the common stock.  At any time after the issuance date through the fifth (5 th ) anniversary of the issuance of the preferred stock, the Company shall have the option to redeem any unconverted shares at an amount equal to one hundred thirty percent (130%) of the stated value of the stock plus accrued and unpaid dividends, if any. Redemption shall be established by the Company in its sole and absolute discretion and no holder of Series F Preferred Stock may demand that the Series F Preferred Stock be redeemed. At December 31, 2015 and 2014, the Company had 190,000 and 190,000 shares of Series F preferred stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F preferred stock of $189,979 and $190,000 as of December 31, 2015 and 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $21 and $(79,012) were charged to derivative income (expense) for the year ended December 31, 2015 and 2014, respectively.

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

During the year ended December 31, 2014 the Company issued 25,000 shares of preferred series G to a related party for $25,000 worth of deferred salary.  The fair value of the preferred series G shares was based on the trading price of common stock equivalents into which the preferred shares were convertible on the date of issuance and was $14,006, which, as the recipient is a related party resulted in an increase to additional paid-in capital of $13,981.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G preferred stock of $24,997 and $25,000 as of December 31, 2015 and 2014, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $3 and $(50,000) were charged to derivative income (expense) for the year ended December 31, 2015 and 2014, respectively.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17 – COMMON STOCK AND TREASURY STOCK

Common Stock

The Company is authorized to issue up to 13,000,000,000 shares of $0.0001 par value common stock, of which 8,888,809,250 and 8,414,278,152 shares were issued and outstanding as of December 31, 2015 and 2014, respectively.

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

During the year ended December 31, 2015, the Company issued 474,531,098 shares of common stock pursuant to conversions of various notes payable and other debts.  The shares were valued at an aggregate of $84,611.

Treasury Stock

During the year ended December 31, 2015, the Company repurchased a total of 129,933,000 shares of common stock into the Company’s treasury for $12,993.

As of December 31, 2015 and 2014, the Company held 131,718,000 and 1,785,000 shares of common stock in treasury, respectively.

NOTE 18 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company has a 2005 Stock Option Plan which is authorized to issue 66,667 options.   There are currently 38,164 options outstanding under this plan.  Compensation cost of $20,134 was recognized during the years prior to December 31, 2012, for grants under the 2005 Stock Option Plan.  During 2014 and 2013, -0- and -0- unvested options were forfeited by employees upon termination.  No options were issued during 2015 or 2014.

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

A summary of the status of the Company’s options and warrants as of December 31, 2015 and 2014 as well as the changes during the years ended December 31, 2015 and 2014 is presented below:

Number of Options and Warrants

Outstanding at December 31, 2013	53,164

Options and warrants granted	-
Options and warrants exercised	-
Options and warrants forfeited or expired	(15,000)
Outstanding at December 31, 2014	38,164
Exercisable at December 31, 2014	38,164

Options and warrants granted	-
Options and warrants exercised	-
Options and warrants forfeited or expired	-
Outstanding at December 31, 2015	38,164
Exercisable at December 31, 2015	38,164

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In applying the Black-Scholes options pricing model to the option and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

Risk-free interest rate	0.10%
Expected options life	4.00
Expected dividend yield	-
Expected price volatility	455.48%

The following table summarizes information about stock options and warrants as of December 31, 2015:

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

NOTE 19 – INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	For the Years Ended
	December 31,
	2015	2014
Current operations	$784,515	$2,699,294
Change in valuation allowance	(784,515)	(2,699,294)
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2015 and 2014 due to the following:

	December 31, 2015	December 31, 2014

Loss carryforwards (expire through 2033)	$17,663,230	$16,878,715
Valuation allowance	(17,663,230)	(16,878,715)
Net deferred taxes	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $17,700,000 through 2033.  No tax benefit has been reported in the December 31, 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

NOTE 20 – COMMITMENTS

Lease Agreements

On December 1, 2014, the Company entered into a lease agreement on corporate offices located at 800 Bellevue Way, NE, Bellevue, WA which terminates on November 30, 2014. Under this lease, the Company was obligated to pay an average monthly rent of $1,700. Monthly rent previously averaged $4,088 at the Company’s previous location in Kirkland, WA.

Subsequent to December 31, 2014, the Company signed a new lease at 14777 Northeast 40th street Bellevue, WA. This lease started June 1, 2015 and ends May 31, 2016. The monthly rental payments are $3,000.

Future minimum rentals on non-cancelable leases for the year ending December 31, 2015 are as follows:

2015	$22,550
2016	3,300
2017	-
Thereafter	-
Total	$25,850

 COROWARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 21 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of FASB ASC Topic 855, Subsequent Events, and has determined that there were no material reportable subsequent events to be disclosed, other than those listed below:

Share Issuances on Convertible Debt

Through May 23, 2016, the Company has issued a total of 2,938,860,826 shares of common stock pursuant to conversions of various notes payable, accrued interest and dividends payable.  The shares were valued at an aggregate of $175,086.

Preferred Stock Activity

In the first quarter of 2016, the Company issued 21,000 shares of Series E preferred stock for services valued at $21,000 per the agreements.

In the first quarter of 2016, the Company entered in agreements to repurchase 62,220 shares of Series E preferred stock for $80,886 cash from employees of the Company.

Debt Issuances

On February 5, 2016, the Company issued an amended convertible promissory note to YA Global for $2,829,690, which consolidated all the outstanding principal and interest due to YA Global from various notes outstanding through January 7, 2016.  The note accrues simple interest at a rate of 6% per annum and matures on April 30, 2016, with a default simple interest rate of 18%.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of the lesser of (a) $0.0003 or (b) 50% of the lowest closing price during the 20-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  In relation to the note, the Company issued warrants to purchase 2,000,000,000 shares of the Company’s common stock at an exercise price of $0.0006 per share, with an expiration date of December 31, 2020.  The warrants are also subject to a cashless exercise, should there be an event of default or the warrants are not subject to an effective registration statement.  This note is currently in default.

On April 12, 2016, the Company entered into an accounts receivable financing arrangement with PowerUp Lending Group, Ltd. for a principal amount received in cash of $75,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $30,000 in debt discounts for total remittance of $105,000. The terms of repayment require the Company to remit to the lender approximately 12% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $30,000 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months.

On April 27, 2016, the Company issued a promissory note to YA Global for $80,000, of which $5,000 is original issue discount.  The note accrues no interest per annum and matures on June 1, 2016, with a default simple interest rate of 18%.  Effective May 6, 2016, the Company is to make weekly payments of $18,750 for four consecutive weeks, with a final payment of $5,000 due on June 3, 2016.