Form 10-Q
period 2016-03-31
CoroWare, Inc,
filed 2016-06-10
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Number of shares of common stock ($0.0001 par value) outstanding as of June 10, 2016: 11,504,431,008 shares.

COROWARE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,481	$99,056
Accounts receivable, net	154,380	178,557
Inventory, net	7,323	7,323
Total Current Assets	164,184	284,936

Property and equipment, net	30,114	30,086
Security deposits	7,128	9,746
TOTAL ASSETS	$201,426	$324,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,423,921	$7,851,870
Accrued expenses - related parties	230,993	228,148
Deferred revenue	15,331	-
Obligations collateralized by receivables, net	173,384	159,218
Convertible debt, net	4,660,693	2,937,593
Notes payable	116,232	153,732
Notes payable - related parties	159,481	166,506
Small business administration loan	979,950	979,950
Derivative liability	14,106,098	7,396,430
Total Current Liabilities	26,866,083	19,873,447
TOTAL LIABILITIES	26,866,083	19,873,447

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Redeemable preferred stock, Series A, $0.001 par value, 125,000 shares
authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series B, $0.001 par value, 525,000 shares
authorized, 159,666 shares issued and outstanding	160	160
Redeemable preferred stock, Series C, $0.001 par value, 500,000 shares
authorized, 0 shares issued and outstanding	-	-
Redeemable preferred stock, Series D, $0.001 par value, 500,000 shares
authorized, 100,000 shares issued and outstanding	100	100
Redeemable preferred stock, Series E, $0.001 par value, 1,000,000 shares
authorized, 821,006 and 805,392 shares issued and outstanding, respectively	821	805
Redeemable preferred stock, Series F, $0.001 par value, 500,000 shares
authorized, 190,000 and 0 shares issued and outstanding	190	190
Redeemable preferred stock, Series G, $0.001 par value, 500,000 shares
authorized, 25,000 shares issued and outstanding	25	25
Common stock; 13,000,000,000 shares authorized at $0.0001 par value,
10,617,330,076 and 8,888,809,250 shares issued and outstanding, respectively	1,061,733	888,881
Additional paid-in capital	31,471,635	31,432,749
Non controlling interest	92,258	92,258
Treasury stock	(18,997)	(13,172)
Accumulated deficit	(59,272,582)	(51,950,675)
TOTAL STOCKHOLDERS' DEFICIT	(26,664,657)	(19,548,679)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$201,426	$324,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

COROWARE, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2016	2015

REVENUES, NET	$1,646,187	$798,541

COST OF REVENUE	1,171,603	572,062

GROSS PROFIT	474,584	226,479

OPERATING EXPENSES
General and administrative	724,667	371,805
Sales and marketing	27,516	20,018
Research and development	21,378	20,328
Depreciation and amortization	2,744	3,020
TOTAL OPERATING EXPENSES	776,305	415,171

LOSS FROM OPERATIONS	(301,721)	(188,692)

OTHER EXPENSES
Change in derivative liabilities	(3,113,117)	(762,039)
Interest expense, net	(217,479)	(147,354)
Loss on extinguishment of debt	(3,689,590)	(216,606)
TOTAL OTHER EXPENSES	(7,020,186)	(1,125,999)

NET LOSS	$(7,321,907)	$(1,314,691)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	9,902,298,529	8,414,278,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

COROWARE, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,321,907)	$(1,314,691)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,744	3,020
Amortization of debt discounts	70,095	15,678
Loss on settlement of liabilities	-	216,606
Change in derivative liability	3,113,117	762,039
Preferred stock issued for services and compensation	27,000	-
Debt issuance costs	-	1,500
Loss on extinguishment of convertible debt	3,699,717	-
Changes in operating assets and liabilities:
Accounts receivable	24,177	(60,605)
Inventory	-	851
Security deposits	2,618	-
Accounts payable and accrued expenses	371,164	395,306
Accrued expenses - related parties	2,845	-
Deferred revenue	15,331	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,901	19,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,772)	(5,977)
NET CASH USED IN INVESTING ACTIVITIES	(2,772)	(5,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from obligations collateralized by receivables	120,000	-
Payments towards obligations collateralized by receivables	(175,542)	(15,936)
Proceeds from convertible debt financings	-	16,500
Payments towards convertible debt	(21,500)	-
Proceeds from notes payable	-	18,500
Payments towards notes payable	-	(80)
Proceeds from related party loans	-	374
Payments towards related party loans	(7,025)	(3,592)
Net repurchase of common and preferred stock	(16,637)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(100,704)	15,766

Net (decrease) increase in cash	(96,575)	29,493
Cash at beginning of year	99,056	27,679
Cash at end of year	$2,481	$57,172

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts on convertible notes payable	$-	$9,050
Convertible notes issued in settlement of liabilities	$-	$188,356
Conversion of accrued interest and note payable to convertible note principal	$1,834,062	$-
Common stock issued upon conversion of debt	$92,399	$-
Derivative liability converted to capital	$103,166	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s December 31, 2015 Form 10-K. The results of operations for the periods ended March 31, 2016 and March 31, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of CoroWare, Inc. and its wholly-owned subsidiaries, CoroWare Technologies, Inc., CoroWare Robotics Solutions, Inc., and Robotic Workspace Technologies, Inc., as well as its 51% interest in ARiCON, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents.  The Company had no cash equivalents as of March 31, 2016 and December 31, 2015.  At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts.  As of March 31, 2016 and December 31, 2015, the Company did not have bank balances that exceeded the FDIC insured limits.

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. The Company had an allowance for doubtful accounts of $11,450 and $11,450 at March 31, 2016 and December 31, 2015, respectively.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss, if any, is reflected in loss on disposal of assets in the unaudited condensed consolidated statement of income and comprehensive income.

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

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The carrying amounts reported in the Company’s unaudited condensed consolidated financial statements for accounts receivable, accounts payable and accrued expenses, and related party accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments.  The carrying amounts reported in the balance sheet for its notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2016 and December 31, 2015, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(14,106,098)	$-	$(14,106,098)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(7,396,430)	$-	$(7,396,430)

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

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

ASC 815 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the unaudited condensed consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

For the three months ended March 31, 2016, the Company issued Series E Preferred Shares valued at $27,000 for employee incentive payments.

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

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the three months ended March 31, 2016 and 2015 were $21,378 and $20,328, respectively.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the three months ended March 31, 2016 and 2015 were $1,848 and $19,417, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At March 31, 2016 and December 31, 2015, the Company’s revenues and receivables were comprised of the following customer concentrations:

	March 31,	March 31,	March 31,	December 31,
	2016	2016	2015	2015
	Percent of	Percent of	Percent of	Percent of
	Revenues	Receivables	Revenues	Receivables
Customer 1	99.83%	98.67%	86.81%	86.14%

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

For the three months ended March 31, 2016 and 2015, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company currently has convertible debt, warrants and preferred stock, which, if converted, as of March 31, 2016 and 2015, would have caused the Company to issue diluted shares totaling 71,630,529,463 and 74,731,390,127, respectively.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of March 31, 2016 and December 31, 2015, the Company has issued, and has outstanding, shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At March 31, 2016 and December 31, 2015, there were cumulative undeclared dividends to Preferred Series B shareholders of $15,969 and $15,969, respectively, the obligation for which is contingent on declaration by the board of directors.  These balance have been recorded as part of accounts payable and accrued expenses.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN

The Company incurred a net loss in the amount of $7,321,907 during the three months ended March 31, 2016 compared to a net loss of $1,314,691 for the three months ended March 31, 2015. The Company has a working capital deficit of $26,701,899 and $19,588,511 as of March 31, 2016 and December 31, 2015, respectively. The Company has accumulated deficits of $59,272,582 and $51,950,675 as of March 31, 2016 and December 31, 2015, respectively.  Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

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

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined net balance due to Capefirst as of March 31, 2016 and December 31, 2015 was $58,881 and $140,936, respectively.  Factor expense charged to operations for the three months ended March 31, 2016 and 2015 amounted to $167 and $14,450, respectively.

The Company has adopted the FASB’s amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings.  Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale.  As a result, affected accounts receivable are reported under current assets within the Company’s unaudited condensed consolidated balance sheet as “Trade receivables” subject to reserves for doubtful accounts, returns and other allowances.  Similarly, the net liability owing to Capefirst appears as accounts payable and accrued expenses within the current liabilities section of the Company’s unaudited condensed consolidated balance sheet.  Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company’s unaudited condensed consolidated statements of cash flows. Early adoption of this amended guidance was not permitted.  Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

NOTE 6 – INVENTORY

As of March 31, 2016 and December 31, 2015, inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$-	$-
Work in process	-	-
Finished goods	7,323	7,323
Subtotal	7,323	7,323
Less: inventory reserve	-	-
Inventory, net	$7,323	$7,323

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Computer equipment	$126,399	$123,627
Furniture and fixtures	7,862	7,862
Subtotal	134,261	131,489
Less: accumulated depreciation	(104,147)	(101,403))
Property and equipment, net	$30,114	$30,086

Depreciation expense for the three months ended March 31, 2016 and 2015 was $2,744 and $3,020, respectively.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Capefirst obligations	$58,881	$140,936
Accounts payable	1,465,313	1,284,800
Accrued expenses	30,078	30,043
Dividends payable	15,969	15,969
Credit cards payable	84,970	66,213
Accrued interest	2,074,249	3,754,941
Accrued payroll	83,820	150,866
Accrued PTO	110,992	100,630
Commissions payable	223,798	219,505
Payroll taxes payable	2,238,676	2,039,920
Garnishment liens payable	34,769	26,982
Pension plan payable	2,239	20,274
Flex spending payable	167	791
Total	$6,423,921	$7,851,870

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2016 and December 31, 2015, related party accrued expenses were $230,993 and $228,148, respectively, which consisted entirely of deferred salaries to employees.  See also Note 13 for related party notes payable.

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

On July 16, 2015, the Company entered into an accounts receivable financing arrangement with Knight Capital for a principal amount received in cash of $173,500. The terms of the arrangement requires the Company to repay the principal balance plus an additional $52,050 in debt discounts for total remittance of $225,550. The terms of repayment require the Company to remit to the lender approximately 30% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $52,050 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at March 31, 2016 was $78,517 (net of debt discount of $16,478).

On July 31, 2015, the Company entered into an accounts receivable financing arrangement with High Speed Capital for a principal amount received in cash of $85,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $39,950 in debt discounts for total remittance of $124,950. The terms of repayment require the Company to remit to the lender approximately 47% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $39,950 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. During the three months ended March 31, 2016, this outstanding balance on this borrowing was settled for a total of $26,244, of which $18,000 has been paid and the remaining $8,244 is in accounts payable on the unaudited condensed consolidated balance sheet.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On August 17, 2015, the Company entered into an accounts receivable financing arrangement with QuickFix Capital for a principal amount received in cash of $70,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $32,200 in debt discounts for total remittance of $102,200. The terms of repayment require the Company to remit to the lender approximately 46% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $32,200 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at March 31, 2016 was $68,907 (net of debt discount of $21,426).

On August 18, 2015, the Company entered into an accounts receivable financing arrangement with PowerUp Lending Group, Ltd. for a principal amount received in cash of $150,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $45,000 in debt discounts for total remittance of $195,000. The terms of repayment require the Company to remit to the lender approximately 39% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $45,000 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. On January 8, 2016, the Company entered into an accounts receivable financing arrangement with PowerUp Lending Group, Ltd. for a principal amount received in cash of $120,000, of which the remaining balance of $46,224 on the prior arrangement was paid off.  The terms of the current arrangement are similar to the prior arrangement, whereby this arrangement requires the Company to repay the principal balance plus an additional $48,000 in debt discounts for total remittance of $168,000.  The ending principal balance of this current borrowing at March 31, 2016 was $87,867 (net of debt discount of $24,001).

NOTE 11 – CONVERTIBLE NOTES PAYABLE, NET

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn simple interest at 8% per annum unless they are in default, in which case they earn default simple interest at a rate of 15%. In July 2003, the terms of the note were changed such that the notes became convertible debentures, whereby at the option of the holder, all outstanding principal and interest can be converted into shares of the Company’s common stock at $1.00 per share. As of March 31, 2016, $100,000 of principal and $203,813 of accrued interest remain outstanding from these notes.  These notes are currently in default.

On July 22, 2005, the Company issued a convertible promissory note to Richard Wynns (“Wynns”) for $30,000.  The note accrues simple interest at a rate of 5% per annum, and matures on December 31, 2006.  At the option of the holder, all outstanding principal and interest can be converted into shares of the Company’s common stock at $0.15 per share.  Through March 31, 2016, the holder converted $22,500 of principal into shares of the Company’s common stock.  As of March 31, 2016, there is $7,500 of principal and $4,969 of accrued interest remaining on this note.  This note is currently in default.

On October 3, 2005, the Company issued a convertible promissory note to Wynns for $30,000.  The note accrues simple interest at a rate of 10% per annum, and matures on November 2, 2005.  On July 26, 2010, this note was amended whereby accrued interest through this date was added to the principal balance, making the total principal balance of the note $47,509.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.  As of March 31, 2016, there is $47,509 of principal and $27,304 of accrued interest remaining on this note.  This note is currently in default.

On October 14, 2005, the Company issued a convertible promissory note to Wynns for $30,000.  The note accrues simple interest at a rate of 10% per annum, and matures on December 31, 2006.  On July 26, 2010, this note was amended whereby accrued interest through this date was added to the principal balance, making the total principal balance of the note $46,489.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.  As of March 31, 2016, there is $46,489 of principal and $26,718 of accrued interest remaining on this note.  This note is currently in default.

On July 20, 2006, the Company issued a convertible promissory note to YA Global Investments, L.P. (“YA Global”) for $1,250,000, with a maturity date of July 20, 2009. On August 22, 2006, the Company issued a convertible promissory note to YA Global for $575,000, with a maturity date of August 22, 2009.  The notes accrue simple interest at a rate of 10% per annum, with a default simple interest rate of 14% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  Through December 31, 2015, a total of $82,630 in principal and $373,323 in accrued interest were converted into shares of the Company’s common stock.  Additionally, through December 31, 2015, $1,671,742 of principal from these notes were assigned to other parties in the form of convertible promissory notes.  On February 5, 2016, all outstanding principal and accrued interest on these notes were consolidated into a new convertible promissory note along with all other outstanding notes due to YA Global.

On November 2, 2007, the Company issued a convertible promissory note to YA Global for $600,000, with a maturity date of November 2, 2010.  On March 17, 2008, the Company issued a convertible promissory note to YA Global for $300,000, with a maturity date of March 17, 2010.  The notes accrue simple interest at a rate of 14% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  On February 5, 2016, all outstanding principal and accrued interest on these notes were consolidated into a new convertible promissory note along with all other outstanding notes due to YA Global.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On January 12, 2010, the Company issued an amended convertible promissory note to Westmount Holdings International, Ltd., with a principal balance of $567,200 and accrued interest of $317,510, which was assigned from YA Global.  The note accrues simple interest at a rate of 14% per annum and is due on demand.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  Through March 31, 2016, the Company converted $29,883 of principal and $261,259 of accrued interest into shares of the Company’s common stock.  As of March 31, 2016, there is $537,317 of principal and $460,246 of accrued interest remaining on this note.  This note is currently in default.

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

On January 28, 2011, the Company issued a convertible promissory note to Barclay Lyons, LLC for $10,750.  The note accrues simple interest at a rate of 21% per annum and matures on July 28, 2011, with a default simple interest rate of 36%.  Pursuant to the terms of the note, the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lesser of (i) the closing price on the day prior to conversion, or (ii) the volume-weighted-average closing price of the five day trading period prior to conversion, though in no instance shall the conversion price be less than $0.0001.  There is a ceiling on the conversion rate of $0.05 per share, but this rate is to be discounted based on forward splits.  As of March 31, 2016, there is $10,750 of principal and $19,218 of accrued interest remaining on this note.  This note is currently in default.

On March 21, 2011, the Company issued a convertible promissory note to Redwood Management, LLC for $284,132.  The note accrues interest at a rate of 14% per annum and matures on March 18, 2013.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  As of March 31, 2016, there is $123,936 of principal and $53,501 of accrued interest remaining on this note.  This note is currently in default.

On April 2, 2011, the Company issued a convertible promissory note to Martin Harvey for $67,042, which was assigned to Blackbridge Capital, LLC (“Blackbridge”).  The note accrues compounded interest at a rate of 10% per annum and matures on May 2, 2011, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  Through March 31, 2016, a total of $42,557 in principal was converted into shares of the Company’s common stock, and a total of $17,500 in principal payments have been made.  As of March 31, 2016, there is $6,985 of principal and $41,328 of accrued interest remaining on this note.  This note is currently in default.

On June 2, 2011, the Company issued a convertible promissory note to Panache Capital, LLC (“Panache”) for $65,000.  The note accrues simple interest at a rate of 8% per annum and matures on June 1, 2012, with a default simple interest rate of 15% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the of the average of the three lowest closing prices during the 20-day trading period prior to conversion.  Through March 31, 2016, the Company converted $57,315 of principal into shares of the Company’s common stock.  As of March 31, 2016, there is $7,685 of principal and $12,574 of accrued interest remaining on this note.  This note is currently in default.

On June 29, 2011, the Company issued a convertible promissory note to Panache for $15,000.  The note accrues simple interest at a rate of 8% per annum and matures on June 29, 2012.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the of the average of the three lowest closing prices during the 20-day trading period prior to conversion.  Through March 31, 2016, the Company converted $14,798 of principal into shares of the Company’s common stock.  As of March 31, 2016, there is $202 of principal and $5,454 of accrued interest remaining on this note.  This note is currently in default.

On October 5, 2011, the Company issued a convertible promissory note to Premier IT Solutions for $21,962.  The note accrues compounded interest at a rate of 10% per annum and matures on March 5, 2012, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  As of March 31, 2016, there is $21,962 of principal and $20,044 of accrued interest remaining on this note.  This note is currently in default.

On February 21, 2012, the Company issued a convertible promissory note to Kelburgh, Ltd. for $13,000.  The note accrues compounded interest at a rate of 10% per annum and matures on March 5, 2012, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of 85% of the average of the five trading days prior to the applicable conversion date.  As of March 31, 2016, there is $13,000 of principal and $10,885 of accrued interest remaining on this note.  This note is currently in default.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On August 3, 2012, the Company issued a convertible promissory note to Raphael Cariou (“Cariou”) for $7,000.  The note accrues compounded interest at a rate of 10% per annum and matures on February 3, 2013, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  As of March 31, 2016, there is $7,000 of principal and $4,776 of accrued interest remaining on this note.  This note is currently in default.

On February 25, 2013, the Company issued two convertible promissory notes to AGS Capital Group, LLC (“AGS”) for $131,377 and $42,000.  The notes accrue compounded interest at a rate of 14% per annum and mature on February 25, 2014.  Pursuant to the terms of the notes, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of 35% of the lowest closing price during the 20-day trading period prior to conversion.  Through March 31, 2016, $96,138 of principal has been converted into shares of the Company’s common stock.  As of March 31, 2016, there is a total of $77,239 of principal and $60,226 of accrued interest remaining on these notes.  These notes are currently in default.

On March 7, 2013, the Company issued a convertible promissory note to YA Global for $25,000.  The note accrues simple interest at a rate of 14% per annum and matures on March 7, 2014.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 80% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  On February 5, 2016, all outstanding principal and accrued interest on this note were consolidated into a new convertible promissory note along with all other outstanding notes due to YA Global.

On April 19, 2013, the Company issued a convertible promissory note to Tangiers Investment Group, LLC (“Tangiers”) for $14,000.  The note accrues simple interest at a rate of 10% per annum and matures on April 19, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of March 31, 2016, there is $14,000 of principal and $6,854 of accrued interest remaining on this note.  This note is currently in default.

On May 17, 2013, the Company issued a convertible promissory note to Tangiers for $20,000.  The note accrues simple interest at a rate of 10% per annum and matures on May 17, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of March 31, 2016, there is $20,000 of principal and $9,485 of accrued interest remaining on this note.  This note is currently in default.

On August 23, 2013, the Company issued a convertible promissory note to Zoom Marketing (“Zoom”) for $140,000.  The note accrues simple interest at a rate of 5% per annum and matures on January 23, 2014, with a default simple interest rate of 10% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the of the average of the three lowest closing prices during the five-day trading period prior to conversion.  On March 27, 2014, Zoom assigned $75,000 of principal to Tangiers.  As of March 31, 2016, there is $65,000 of principal and $18,422 of accrued interest remaining on this note.  This note is currently in default.

On November 13, 2013, the Company issued a convertible promissory note to Tangiers for $17,000.  The note accrues simple interest at a rate of 10% per annum and matures on November 13, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 20-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of March 31, 2016, there is $17,000 of principal and $6,385 of accrued interest remaining on this note.  This note is currently in default.

On February 7, 2014, the Company issued a convertible promissory note to Hanover Holdings I, LLC for $8,500.  The note accrues simple interest at a rate of 10% per annum and matures on February 7, 2015, with a default simple interest rate of 22% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the three-day trading period prior to conversion.  On January 13, 2016, $8,500 of principal and $2,551 of interest has been converted into shares of the Company’s common stock.  As a result, this note is deemed paid in full.

On February 21, 2014, the Company issued a convertible promissory note to Blackbridge for $5,000.  The note accrues simple interest at a rate of 8% per annum and matures on September 21, 2014.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 30-day trading period prior to conversion.  As of March 31, 2016, there is $5,000 of principal and $842 of accrued interest remaining on this note.  This note is currently in default.

On March 11, 2014, the Company issued two convertible promissory notes to LG Capital Funding, LLC (“LG”) for $32,000 and $24,000.  The notes accrue simple interest at a rate of 12% per annum and mature on March 11, 2015, with default simple interest rates of 24% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to, and including the date of, conversion.  As of March 31, 2016, there is a total of $56,000 of principal and $20,915 of accrued interest remaining on these notes.  These notes are currently in default.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On March 27, 2014, the Company issued a convertible promissory note to Tangiers for $75,000, which was assigned from Zoom.  The note accrues simple interest at a rate of 10% per annum and is due on March 27, 2015, with a default simple interest rate of 20% per annum.  On March 27, 2014, the Company issued a separate convertible promissory note to Tangiers, whereby the Company could borrow up to $600,000, of which $100,000 would be treated as an original issue discount on a pro rata basis.  The note accrues simple interest at a rate of 0% per annum and is due on demand, with a default simple interest rate of 20% per annum.  During the year ended December 31, 2014, the Company borrowed $72,000, of which $12,000 was original issue discount.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a 50% discount of the lowest closing price during the 20-day trading period prior to the date of conversion.  As of March 31, 2016, there is a total of $147,000 of principal and $42,636 of accrued interest remaining on these notes.  These notes are currently in default.

On April 1, 2014, YA Global sold $40,000 of their original note in the amount $1,250,000 to an unrelated third party (“Tuohy”). The Company then issued a convertible promissory note to Tuohy for that debt. The note calls for 14% simple interest through the maturity date of December 31, 2014.  Pursuant to the terms of the notes the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share. Through March 31, 2016, Tuohy converted $40,000 of principal into shares of the Company’s common stock.  The principal balance of this note has been paid in full, yet $153 of accrued interest remains unpaid.

On April 2, 2014, the Company issued a convertible promissory note to Burrington Capital, LLC (“Burrington”) for $25,000. The note calls for 10% compounded interest through the maturity date of October 1, 2014, with a default compounded interest rate of 15% per annum. Pursuant to the terms of the note the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.  As of March 31, 2016, there is $25,000 of principal and $7,849 of accrued interest remaining on this note.  This note is currently in default.

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

On April 3, 2014, YA Global sold a portion of their note in the amount of $50,000 to an unrelated third party (“Ferro”). The Company then issued a convertible promissory note to Ferro for that debt. The note calls for 14% simple interest through the maturity date December 31, 2014.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  Through March 31, 2016, $22,175 of principal has been converted into shares of the Company’s common stock, and the Company has made $1,000 in principal payments.  As of March 31, 2016, there is $26,825 of principal and $13,341 of accrued interest remaining on this note.  This note is currently in default.

On April 8, 2014, a note holder, YA Global, sold a portion of their note in the amount of $200,000 to Dakota Capital Pty Ltd. (“Dakota”). The Company then issued a convertible promissory note to Dakota for that debt. The note calls for 14% simple interest through the maturity date December 31, 2014.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a 50% discount of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower.  As of March 31, 2016, there is $200,000 of principal and $55,386 of accrued interest remaining on this note. This note is currently in default.

On April 14, 2014, YA Global assigned $100,000 of their convertible note to Barry Liben.  The note accrues interest at a rate of 0% per annum and is due December 31, 2014. Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share. Through March 31, 2016, Liben converted $47,200 in note principal into shares of the Company’s common stock.   As of March 31, 2016, there is $52,800 of principal remaining on this note. This note is currently in default.

On April 25, 2014, the Company borrowed $10,000 from Reserve CG.  The note accrues interest at a rate of 8% per annum.  Through December 31, 2015, the Company fully converted $10,000 of the principal balance into shares of the Company’s common stock.

On December 10, 2014, the Company issued a convertible promissory note to Jared Robert for $20,000.  The note accrues compounded interest at a rate of 10% per annum and is due on June 10, 2015, with a default compounded interest rate of 15%.  Pursuant to the terms of the note the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.  As of March 31, 2016, there is $20,000 of principal and $3,703 of accrued interest remaining on this note.  This note is currently in default.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On January 7, 2015, the Company issued a convertible promissory note to LG for $20,625, of which $4,125 was an original issue discount.  The note accrues simple interest at a rate of 12% per annum and is due on January 7, 2016, with a default simple interest rate of 24%.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 45% of the lowest closing price during the 20-day trading period prior to, and including the date of, conversion. As of March 31, 2016, there is $20,625 of principal and $3,614 of accrued interest remaining on this note.  This note is currently in default.

On March 12, 2015 the Company issued two convertible promissory notes to Cariou totaling $188,356 ($94,178 each) for settlement of compensation owed as well as penalties and interest. The note calls for 24% compounded interest through the maturity date of September 12, 2015, with a default compounded interest rate of 29%. The principal balance and accrued interest are convertible into the Company’s common stock at a conversion rate of the average of the five trading days prior the applicable conversion date, with the number of conversion shares multiplied by 115%. Through March 31, 2016, the Company made $12,000 in principal payments towards these notes.  As of March 31, 2016, there is a total of $176,356 of principal and $58,607 of accrued interest remaining on these notes.  These notes are currently in default.

On February 5, 2016, the Company issued an amended convertible promissory note to YA Global for $2,829,690, which consolidated all the outstanding principal and interest due to YA Global from various notes outstanding through January 7, 2016.  The note accrues simple interest at a rate of 6% per annum and matures on April 30, 2016, with a default simple interest rate of 18%.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of the lesser of (a) $0.0003 or (b) 50% of the lowest closing price during the 20-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  In relation to the note, the Company issued warrants to purchase 2,000,000,000 shares of the Company’s common stock at an exercise price of $0.0006 per share, with an expiration date of December 31, 2020.  The warrants are also subject to a cashless exercise, should there be an event of default or the warrants are not subject to an effective registration statement.  The Company valued these warrants on the date of issuance at $400,000 using the Black-Scholes method.  Pursuant to FASB ASC 470-50, Debt, Modifications and Extinguishments, this consolidation of debt and the issuance of warrants has been determined to be an extinguishment of debt, and as a result, the Company has recognized a loss on extinguishment of debt of $3,699,717.  Through March 31, 2016, $22,175 of principal has been converted into shares of the Company’s common stock.  As of March 31, 2016, there is $2,807,515 of principal and $522 of accrued interest remaining on this note.  This note is currently in default.

In the Company’s evaluation of each convertible debt instrument in accordance with FASB ASC 815, Derivatives and Hedging (pre-codification FAS 133 “Accounting for Derivative Financial Instruments and Hedging Activities”) (“ASC 815”), based on the variable conversion price, it was determined that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value (see Note 15).  As of March 31, 2016 and December 31, 2015, debt discounts related to convertible notes payable totaled $0 and $0, respectively.

NOTE 12 – NOTES PAYABLE

On June 29, 2007, the Company issued a promissory note to Gary Sumner for $45,000.  The note accrues compounded interest of 5% per annum and matures on March 31, 2008, with a default simple interest rate of 18%.  As of March 31, 2016, there is $45,000 of principal and $59,553 of accrued interest remaining on this note.  This note is currently in default.

On July 3, 2008, the Company issued a promissory note to LTC International Corp. for $25,000.  The note accrues simple interest of 20.80% per annum and matures on December 17, 2008, with a default simple interest rate of 41.60%.  Through December 31, 2015, the Company made principal payments totaling $20,268.  As of March 31, 2016, there is $4,732 of principal and $17,414 of accrued interest remaining on this note.  This note is currently in default.

On August 1, 2008, the Company issued a promissory note to YA Global for $12,500.  On August 18, 2008, the Company issued a separate promissory note to YA Global for $25,000.  The notes accrue simple interest of 18% per annum and mature on December 20, 2008, with a default simple interest rate of 24%.  On February 5, 2016, all outstanding principal and accrued interest on this note were consolidated into a new convertible promissory note along with all other outstanding notes due to YA Global.

On March 17, 2010, the Company issued a promissory note to John Kroon for $10,000.  The note accrues compounded interest of 18% per annum and matures on September 13, 2010, with a default compounded interest rate of 21%.  As of March 31, 2016, there is $10,000 of principal and $24,650 of accrued interest remaining on this note.  This note is currently in default.

On July 27, 2010, the Company issued a promissory note to Richard Wynns for $25,000.  The note accrues compounded interest of 18% per annum and matures on January 23, 2011, with a default compounded interest rate of 21%.  As of March 31, 2016, there is $25,000 of principal and $55,317 of accrued interest remaining on this note.  This note is currently in default.

On March 15, 2011, the Company issued a promissory note to Barclay Lyons for $15,000.  The note accrues simple interest of 18.99% per annum and matures on March 25, 2011, with a default simple interest rate of 28.99%.  As of March 31, 2016, there is $15,000 of principal and $21,904 of accrued interest remaining on this note.  This note is currently in default.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On March 29, 2011, the Company issued a promissory note to George Ferch for $5,000.  The note accrues interest of 0% per annum and matures on June 27, 2011, with a default compounded interest rate of 21%.  As of March 31, 2016, there is $5,000 of principal and $8,465 of accrued interest remaining on this note.  This note is currently in default.

On April 11, 2012, the Company issued a promissory note to Blackbridge for $6,000.  The note accrues simple interest of 5% per annum and matures on May 25, 2012, with a default simple interest rate of 5%.  Through March 31, 2016, the Company made principal payments totaling $4,500.  As of March 31, 2016, there is $1,500 of principal and $521 of accrued interest remaining on this note.  This note is currently in default.

On October 18, 2013, the Company issued a promissory note to Walter Jay Bell for $10,000.  The note accrues simple interest of 10% per annum and matures on November 29, 2013.  As of March 31, 2016, there is $10,000 of principal and $2,449 of accrued interest remaining on this note.  This note is currently in default.

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

NOTE 13 – NOTES PAYABLE, RELATED PARTIES

As of March 31, 2016 and December 31, 2015 the Company had an aggregate total of $159,481 and $166,506, respectively, in related party notes payable.  These notes bear simple interest at 18% per annum, with default simple interest of 24% per annum.  As of March 31, 2016 all notes payable to related parties were in default.  Accrued interest on related party notes payable totaled $215,538 and $205,885 at March 31, 2016 and December 31, 2015, respectively.

NOTE 14 – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at March 31, 2016 and December 31, 2015 was $979,950 and $979,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010, whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011.  The Company only made four payments under the modification agreement.  The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default.  Accrued interest payable on the note totaled $467,776 and $458,111 as of March 31, 2016 and December 31, 2015, respectively.

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

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Risk-free interest rate	0.71% - 1.25%	0.89% - 1.31%
Expected options life	1 - 5 yrs	1 - 3 yrs
Expected dividend yield	-	-
Expected price volatility	298.01% - 490.10%	295.78% - 531.45%

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2016, the Company’s derivative liability increased from $7,396,430 to $14,106,098, and the Company recognized a loss on derivative liabilities of $3,113,117 and $762,039 for the three months ended March 31, 2016 and 2015, respectively, in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.  In connection with certain conversions of debt, derivative liabilities of $103,166 were recognized as additional paid in capital.  In connection with the debt consolidation by YA Global on February 5, 2016 (see Note 11) derivative liabilities of $3,699,717 were recognized as a loss on extinguishment of debt for the three months ended March 31, 2016.

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

There were no shares of Series A Preferred Shares outstanding at any time during the periods ended March 31, 2016 and December 31, 2015.

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

There were no issuances, conversions or redemptions of Series B stock during the periods ended March 31, 2016 and December 31, 2015.  At March 31, 2016 and December 31, 2015 the Company has 159,666 shares of series B preferred stock issued and outstanding.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B preferred stock of $172,558 and $212,868 as of March 31, 2016 and December 31, 2015, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $40,310 and $0 were charged to derivative income (expense) for the three months ended March 31, 2016 and 2015, respectively.

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

There were no shares of Series C Preferred Shares outstanding at any time during the periods ended March 31, 2016 and December 31, 2015.

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

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

There were no issuances, conversions or redemptions of Series D stock during the periods ended March 31, 2016 and December 31, 2015.  At March 31, 2016 and December 31, 2015 there were 100,000 shares of series D preferred stock issued and outstanding.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D preferred stock of $198,965 and $99,989 as of March 31, 2016 and December 31, 2015, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(98,976) and $0 were charged to derivative income (expense) for the three months ended March 31, 2016 and 2015, respectively.

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

In December 2015, the Company redeemed 2,692 shares of Series E preferred stock for $3,500 cash from an employee of the Company.

During the three months ended March 31, 2016, the Company issued 21,000 shares of Series E preferred stock for services valued at $27,000 per the agreement.

During the three months ended March 31, 2016, the Company redeemed 5,386 shares of Series E preferred stock for $7,000 cash from three employees of the Company.

At March 31, 2016 and December 31, 2015, the Company had 821,006 and 805,392 shares of Series E preferred stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E preferred stock of $1,633,515 and $805,303 as of March 31, 2016 and December 31, 2015, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(828,212) and $1 were charged to derivative income (expense) for the three months ended March 31, 2016 and 2015, respectively.

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

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

There were no issuances, conversions or redemptions of Series F stock during the periods ended March 31, 2016 and December 31, 2015.  At March 31, 2016 and December 31, 2015, the Company had 190,000 and 190,000 shares of Series F preferred stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F preferred stock of $378,034 and $189,979 as of March 31, 2016 and December 31, 2015, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(188,055) and $0 were charged to derivative income (expense) for the three months ended March 31, 2016 and 2015, respectively.

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

There were no issuances, conversions or redemptions of Series G stock during the periods ended March 31, 2016 and December 31, 2015.  At March 31, 2016 and December 31, 2015, the Company had 25,000 and 25,000 shares of Series F preferred stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G preferred stock of $49,741 and $24,997 as of March 31, 2016 and December 31, 2015, respectively.  This amount is included as a current liability on the Company’s balance sheet.  Fair value adjustments of $(24,744) and $0 were charged to derivative income (expense) for the three months ended March 31, 2016 and 2015, respectively.

NOTE 17 – COMMON STOCK AND TREASURY STOCK

Common Stock

The Company is authorized to issue up to 13,000,000,000 shares of $0.0001 par value common stock, of which 10,617,330,076 and 8,888,809,250 shares were issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2015, the Company issued 474,531,098 shares of common stock pursuant to conversions of various notes payable and other debts.  The shares were valued at an aggregate of $84,611.

During the three months ended March 31, 2016, the Company issued 1,728,520,826 shares of common stock pursuant to conversions of various notes payable and other debts.  The shares were valued at an aggregate of $92,399.

Treasury Stock

During the year ended December 31, 2015, the Company repurchased a total of 129,933,000 shares of common stock into the Company’s treasury for $12,993.

During the three months ended March 31, 2016, the Company repurchased a total of 58,248,000 shares of common stock into the Company’s treasury for $9,637.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2016 and December 31, 2015, the Company held 189,966,000 and 131,718,000 shares of common stock in treasury, respectively.

NOTE 18 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company has a 2005 Stock Option Plan which is authorized to issue 66,667 options.   There are currently 38,164 options outstanding under this plan.  Compensation cost of $20,134 was recognized during the years prior to December 31, 2012, for grants under the 2005 Stock Option Plan.  During 2016 and 2015, -0- and -0- unvested options were forfeited by employees upon termination.  No options were issued during 2016 or 2015.

Stock Purchase Warrants

On February 5, 2016, the Company granted 2,000,000,000 warrants to acquire shares of common stock at $0.0006 per share.  The warrants were valued at $400,000 using the Black-Scholes method and were recognized as a loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.  All tranches of stock purchase warrants were issued to a single note holder in connection with the issuance of convertible debt.

A summary of the status of the Company’s options and warrants as of March 31, 2016 and December 31, 2015, as well as the changes during the three months ended March 31, 2016 and the year ended December 31, 2015 is presented below:

Number of Options and Warrants

Outstanding at December 31, 2014	38,164

Options and warrants granted	-
Options and warrants exercised	-
Options and warrants forfeited or expired	-
Outstanding at December 31, 2015	38,164
Exercisable at December 31, 2015	38,164

Options and warrants granted	2,000,000,000
Options and warrants exercised	-
Options and warrants forfeited or expired	-
Outstanding at March 31, 2016	2,000,038,164
Exercisable at March 31, 2016	2,000,038,164

In applying the Black-Scholes options pricing model to the option and warrant grants, the fair value of our share-based awards granted for the three months ended March 31, 2016 were estimated using the following assumptions:

Risk-free interest rate	1.25%
Expected options life	4.91
Expected dividend yield	-
Expected price volatility	484.63%

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options and warrants as of March 31, 2016:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.0006	2,000,000,000	4.76	$0.0006	2,000,000,000	$0.0006
$3.60	38,164	0.13	$3.60	38,164	$3.60

The following table summarizes information about stock options and warrants as of December 31, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.60	38,164	0.38	$3.60	38,164	$3.60

NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of FASB ASC Topic 855, Subsequent Events, and has determined that there were no material reportable subsequent events to be disclosed, other than those listed below:

Share Issuances on Convertible Debt

Subsequent to March 31, 2016, the Company has issued a total of 1,210,340,000 shares of common stock pursuant to conversions of various notes payable, accrued interest and dividends payable.  The shares were valued at an aggregate of $82,687.

Preferred Stock Activity

Subsequent to March 31, 2016, the Company redeemed 1,923 shares of Series E preferred stock for $2,500 cash from an employee of the Company.

Debt Issuances

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

During the three months ended March 31, 2016 (the "2016 Period"), revenues were $1,646,187 compared to revenues of $798,541 during the three months ended March 31, 2015 (the "2015 Period”), an increase of $847,646 or 106.1%.  Revenues in the 2016 Period were higher compared to the 2015 Period as the Company intensified its focus on selling R&D support, operations support, and marketing support services in the 2016 Period.

Cost of goods sold was $1,171,603 and $572,062 for the 2016 Period and the 2015 Period, respectively, and increase of $599,541 or 104.8%.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.  The Company reorganized its Robotics & Automation team at the end of the 2015 Period in order to improve profitability during the three months ended March 31, 2016, and further improve its gross profits in fiscal year 2016.

Gross profits increased to $474,584 during the 2016 Period compared to $226,479 during the 2015 Period, an increase of $248,105 or 109.5%. Gross profits increased during the 2016 Period as a result of gross revenues increased. The gross profit percentage in the 2016 Period was 28.8% compared to 28.4% in the 2015 Period.

Operating expenses were $776,305 for the 2016 Period compared to $415,171 for the 2015 Period, an increase of $361,134 or 87.0%. General and administrative expenses amounted to $724,667 during the 2016 Period compared to $371,805 for the 2015 period, and represented mostly labor and related compensation costs, legal and professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $27,516 for the 2016 Period compared to $20,018 for the 2015 Period. Research and developments costs totaled $21,378 for the 2016 Period compared to $20,328 during the 2015 Period. Depreciation and amortization costs were $2,744 for the 2016 period compared to $3,020 for the 2015 Period. The overall increase in operating expenses was due to the Company increasing its travel expenses in support of its marketing specialist services, and increasing investor relations expenses.

Loss from operations was $301,721 for the 2016 Period compared to $188,692 for the 2015 period, an increase of $113,029 or 59.9%. The increase in loss from operations in the 2016 Period was due primarily to a significant increase in general and administrative expenses.

Other expenses was $7,020,186 during the 2016 Period compared to other expense of $1,125,999 in the 2015 Period, an increase of $5,894,187 or 523.5%. Other expenses is comprised primarily of gain/loss on derivative, amortization of debt discount, deferred finance costs, accrued interest on notes payable, and loss on extinguishment of debt. The change in derivative liabilities for the 2016 Period was $3,113,117 compared to $762,039 for the 2015 Period, an increase of $2,351,078 or 308.5%. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. Interest expense, net for the 2016 Period was $217,479 compared to $147,354 for the 2015 Period, an increase of $70,125 or 223.2%. The increase in interest expense is principally a result of an increase in accrued interest on debt.  The Company also recognized a $3,689,590 loss on extinguishment of debt during the 2016 Period compared to $216,606 in the 2015 Period, an increase of $3,472,984 or 1603.4%. The increase in loss on extinguishment of debt is primarily a result of the consolidation of debt with YA Global on February 5, 2016.

Net loss for the 2016 Period was $7,321,907 compared to net loss of $1,314,691 for the 2015 Period, an increase of $6,007,216 or 456.9%.  The increase in net loss is primarily a result of an increase in loss on the change in derivative liabilities and an increase in loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

During the 2016 Period net cash provided by operating activities was $6,901 compared to $19,704 for the 2015 Period.  This decrease for the 2016 Period was primarily due to an increase in net loss, an increase in derivative expense, an increase in loss on extinguishment of debt, and a decrease in accounts receivable.

During the 2016 Period, we used $2,772 net cash from investing activities compared to $5,977 for the 2015 Period, exclusively for purchases of property and equipment.

During the 2016 Period, the Company had used $100,704 in cash from financing activities compared to net cash provided by financing activities of $15,766 for the 2015 Period.  This increased use of cash for financing activities was primarily due to payments made towards debt financings in the 2016 Period.

At March 31, 2016, we had current assets of $164,184, current liabilities of $26,866,083, a working capital deficit of $26,701,899 and an accumulated deficit of $59,272,582.

At December 31, 2015, we had current assets of $284,936, current liabilities of $19,873,447, a working capital deficit of $19,588,511 and an accumulated deficit of $51,950,675.

We presently have limited and expensive available credit, and do not have bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of March 31, 2016 (debt discounts are not included):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Obligations collateralized by receivables	$235,290	$235,290	$-	$-	$-
Convertible debt	4,660,693	4,660,693	-	-	-
Notes payable	116,232	116,232	-	-	-
Notes payable, related parties	159,481	159,481	-	-	-
Small Business Administration loan	979,950	979,950	-	-	-
	$6,148,646	$6,148,646	$-	$-	$-

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-K for the year ended December 31, 2015 and Note 3 in the unaudited condensed consolidated financials as of March 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of Lloyd T. Spencer, who serves as the Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (the principal financial officer); the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituting material weaknesses as discussed below.

The Company has historically had limited operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by a limited number of individuals.  The parties that perform the accounting and financial reporting operations are the only parties with any significant knowledge of generally accepted accounting principles. Thus, we lack segregation of duties in the period-end financial reporting process. This lack of additional accounting/auditing staff with significant knowledge of generally accepted accounting principles in order to properly segregate duties could result in ineffective oversight and monitoring and the possibility of a misstatement within the unaudited condensed consolidated financial statements. However, the material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's unaudited condensed consolidated financial statements for the current reporting period.

The Company is currently reviewing its policies and is evaluating its disclosure controls and procedures so that it will be able to determine the changes it can and should make to make such controls more effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are party to two pending legal proceedings that arose in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings should not have a material adverse effect on our unaudited condensed consolidated financial statements, and should not adversely affect our cash flows.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

(a)	On January 11, 2016, the Company issued 443,500,000 shares of common stock to a note holder for $22,175 at a price of $0.0005 per share. The shares were issued as a conversion of $22,175 in principal on an outstanding convertible promissory note.

On January 13, 2016, the Company issued 221,018,600 shares of common stock to a note holder for $11,051 at a price of $0.0005 per share.  The shares were issued as a conversion of $8,500 in principal and $2,551 in accrued interest on an outstanding convertible promissory note.

On January 13, 2016, the Company issued 176,452,226 shares of common stock to a note holder for $14,798 at a price of $0.0008 per share.  The shares were issued as a conversion of $14,798 in principal on an outstanding convertible promissory note.

On February 18, 2016, the Company issued 444,000,000 shares of common stock to a note holder for $22,200 at a price of $0.0005 per share.  The shares were issued as a conversion of $22,175 in principal on an outstanding convertible promissory note.

On March 15, 2016, the Company issued 443,550,000 shares of common stock to a note holder for $22,175 at a price of $0.0005 per share.  The shares were issued as a conversion of $22,175 in principal on an outstanding convertible promissory note.

The above said sales relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act; adequate information was provided to offerees; and no general solicitation or advertising was made in connection with the offer or sale of the above said securities.

(c)	On November 2, 2015, the Board of Directors authorized the repurchase of up to $500,000 of its common stock, par value $0.0001 per share at a price of up to $0.01 per share, with no expiration date.

On January 12, 2016, the Company repurchased 20,800,000 shares of common stock into the Company’s treasury for $4,320 at a price of $0.0002 per share.

On January 15, 2016, the Company repurchased 16,648,000 shares of common stock into the Company’s treasury for $2,076 at a price of $0.00012 per share.

On January 15, 2016, the Company repurchased 20,800,000 shares of common stock into the Company’s treasury for $3,241 at a price of $0.00015 per share.

As of the March 31, 2016, the Company has repurchased a total of 189,966,000 shares of common stock at an aggregate value of $22,630.  Of the $500,000 of common stock authorized to repurchase, there remains $477,370 of common stock to be repurchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)	At March 31, 2016, we were in default in payment of interest and/or principal on indebtedness amounting to $6,851,174.

(b)	As of the balance sheet date the Company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description

31	Certification of Periodic Financial Reports by Lloyd Spencer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Lloyd Spencer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2016

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)