Form 10-Q
period 2016-06-30
CoroWare, Inc,
filed 2016-08-15
CIK 1156784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Number of shares of common stock ($0.0001 par value) outstanding as of August 15, 2016: 11,937,670,076 shares.

 COROWARE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$55,885	$99,056
Accounts receivable, net	113,318	178,557
Inventory, net	7,323	7,323
Total Current Assets	176,526	284,936

Property and equipment, net	30,355	30,086
Security deposits	7,128	9,746
TOTAL ASSETS	$214,009	$324,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,734,191	$7,851,870
Accrued expenses - related parties	230,993	228,148
Deferred revenue	15,331	-
Obligations collateralized by receivables, net	203,919	159,218
Convertible debt, net	4,590,318	2,937,593
Notes payable	136,123	153,732
Notes payable - related parties	160,354	166,506
Small business administration loan	979,950	979,950
Derivative liability	7,863,051	7,396,430
Total Current Liabilities	20,914,230	19,873,447
TOTAL LIABILITIES	20,914,230	19,873,447

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Redeemable convertible preferred stock, Series A, $0.001 par value, 125,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series B, $0.001 par value, 525,000
shares authorized, 159,666 shares issued and outstanding	160	160
Redeemable convertible preferred stock, Series C, $0.001 par value, 500,000
shares authorized, 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series D, $0.001 par value, 500,000
shares authorized, 100,000 shares issued and outstanding	100	100
Redeemable convertible preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 791,567 and 805,392 shares issued and outstanding,
respectively	791	805
Redeemable convertible preferred stock, Series F, $0.001 par value, 500,000
shares authorized, 190,000 and 0 shares issued and outstanding	190	190
Redeemable convertible preferred stock, Series G, $0.001 par value, 500,000
shares authorized, 25,000 shares issued and outstanding	25	25
Common stock; 35,000,000,000 and 13,000,000,000 shares authorized at $0.0001 par value, respectively, 11,937,670,076 and 8,888,809,250 shares issued and
outstanding, respectively	1,193,767	888,881
Additional paid-in capital	31,543,315	31,432,749
Non controlling interest	92,258	92,258
Treasury stock	(18,997)	(13,172)
Accumulated deficit	(53,511,830)	(51,950,675)
TOTAL STOCKHOLDERS' DEFICIT	(20,700,221)	(19,548,679)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$214,009	$324,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

COROWARE, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES, NET	$1,971,901	$1,355,239	$3,618,088	$2,153,780

COST OF REVENUE	1,585,033	1,070,007	2,756,636	1,642,069

GROSS PROFIT	386,868	285,232	861,452	511,711

OPERATING EXPENSES
General and administrative	415,261	453,037	1,129,801	824,842
Sales and marketing	21,133	39,221	48,649	59,239
Research and development	11,494	19,548	32,872	39,876
Depreciation and amortization	2,983	3,200	5,727	6,220
TOTAL OPERATING EXPENSES	450,871	515,006	1,217,049	930,177

LOSS FROM OPERATIONS	(64,003)	(229,774)	(355,597)	(418,466)

OTHER INCOME (EXPENSES)
Change in derivative liabilities	6,092,487	(78,751)	2,579,370	(840,790)
Interest expense, net	(267,732)	(154,233)	(485,211)	(301,587)
Gain (loss) on extinguishment of debt	-	5,297	(3,299,717)	(211,309)
TOTAL OTHER INCOME (EXPENSES)	5,824,755	(227,687)	(1,205,558)	(1,353,686)

NET INCOME (LOSS)	$5,760,752	$(457,461)	$(1,561,155)	$(1,772,152)

INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	11,356,930,076	8,414,278,152	10,730,896,775	8,414,278,152
Diluted	83,712,925,430	8,414,278,152	10,730,896,775	8,414,278,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

COROWARE, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,561,155)	$(1,772,152)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,727	6,220
Amortization of debt discounts	117,318	47,306
Change in derivative liability	(2,579,370)	840,790
Preferred stock issued for services and compensation	27,000	-
Debt issuance costs	5,000	2,499
Loss on extinguishment of convertible debt	3,299,717	211,309
Changes in operating assets and liabilities:
Accounts receivable	65,239	(306,470)
Inventory	-	3,159
Security deposits	2,618	(250)
Accounts payable and accrued expenses	681,434	871,544
Accrued expenses - related parties	2,845	-
Deferred revenue	15,331	-
Intercompany	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	81,704	(96,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,996)	(14,007)
NET CASH USED IN INVESTING ACTIVITIES	(5,996)	(14,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from obligations collateralized by receivables	285,000	-
Payments towards obligations collateralized by receivables	(357,230)	-
Proceeds from convertible debt financings	-	16,500
Payments towards convertible debt	(21,500)	-
Proceeds from notes payable	103,640	147,501
Payments towards notes payable	(88,750)	(50,077)
Proceeds from related party loans	6,420	1,939
Payments towards related party loans	(12,572)	(10,957)
Net repurchase of common and preferred stock	(33,887)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(118,879)	104,906

Net decrease in cash	(43,171)	(5,146)
Cash at beginning of year	99,056	27,679
Cash at end of year	$55,885	$22,533

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$25,353	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts on convertible notes payable	$-	$9,050
Convertible notes issued in settlement of liabilities	$-	$188,356
Conversion of accrued interest and note payable to convertible note principal	$1,834,062	$-
Common stock issued upon conversion of debt	$162,774	$-
Debt discounts on obligations collateralized by receivables	$-	$51,870
Derivative liability converted to capital	$253,726	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

CoroWare, Inc ("CoroWare" or “CWI”) is a public holding company whose principal subsidiary, CoroWare Technologies, Inc. ("CTI"), has expertise in delivering consulting services and business productivity solutions.  During 2015, the Company created a new subsidiary, CoroWare Robotics Solutions, Inc. (“CRS”) that is focused on the mobile robotics and Internet of Things marketplaces.

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s December 31, 2015 Form 10-K. The results of operations for the six months ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents.  The Company had no cash equivalents as of June 30, 2016 and December 31, 2015.  At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts.  As of June 30, 2016 and December 31, 2015, the Company did not have bank balances that exceeded the FDIC insured limits.

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale.  The Company regularly evaluates and monitors the creditworthiness of each customer.  The Company provides an allowance for doubtful accounts based on our continuing evaluation of its customers’ credit risk and its overall collection history. The Company had an allowance for doubtful accounts of $1,329 and $11,450 at June 30, 2016 and December 31, 2015, respectively.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2016 and December 31, 2015, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(7,863,051)	$-	$(7,863,051)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(7,396,430)	$-	$(7,396,430)

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

For the six months ended June 30, 2016, the Company issued Series E Preferred Shares valued at $27,000 for employee incentive payments.

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

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the six months ended June 30, 2016 and 2015 were $32,872 and $39,876, respectively.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the six months ended June 30, 2016 and 2015 were $3,262 and $1,195, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions.

At June 30, 2016 and December 31, 2015, the Company’s revenues and receivables were comprised of the following customer concentrations:

	June 30,	June 30,	June 30,	December 31,
	2016	2016	2015	2015
	Percent of	Percent of	Percent of	Percent of
	Revenues	Receivables	Revenues	Receivables
Customer 1	99.93%	80.61%	98.08%	86.14%

Basic and Diluted Loss per Share

The Company computes basic and diluted earnings per share amounts in accordance with FASB ASC 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The basic and diluted earnings per share for the three months and six months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Net income (loss)	$5,760,752	$(457,461)	$(1,561,155)	$(1,772,152)
Denominator
Weighted average common shares outstanding - basic	11,356,930,076	8,414,278,152	10,730,896,775	8,414,278,152
Dilution associated with convertible notes	58,421,394,742	60,533,169,448	58,421,394,742	60,533,169,448
Dilution associated with preferred stock	11,934,600,612	13,259,720,000	11,934,600,612	13,259,720,000
Dilution associated with warrants	2,000,000,000	-	2,000,000,000	-
Weighted average common shares outstanding - diluted	83,712,925,430	82,207,167,600	83,086,892,129	82,207,167,600

Basic earnings per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted earnings per share	$0.00	$(0.00)	$(0.00)	$(0.00)

For the three months ended June 30, 2015 and for the six months ended June 30, 2016 and 2015, the effect of common stock equivalents should be excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.  For the three months ended June 30, 2016 the effect of common stock equivalents should be included in the calculation of diluted earnings per share.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of June 30, 2016 and December 31, 2015, the Company has issued, and has outstanding, shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company.  The Board of Directors has sole discretion to declare dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.  At June 30, 2016 and December 31, 2015, there were cumulative undeclared dividends to Preferred Series B shareholders of $15,969 and $15,969, respectively, the obligation for which is contingent on declaration by the board of directors. These balance have been recorded as part of accounts payable and accrued expenses.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN

The Company incurred a net loss in the amount of $1,561,155 during the six months ended June 30, 2016 compared to a net loss of $1,772,152 for the six months ended June 30, 2015. The Company has a working capital deficit of $20,737,704 and $19,588,511 as of June 30, 2016 and December 31, 2015, respectively. The Company has accumulated deficits of $53,511,830 and $51,950,675 as of June 30, 2016 and December 31, 2015, respectively.  Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

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

NOTE 5 – ACCOUNTS RECEIVABLE FACTORING

On March 21, 2010, the Company established a $200,000 factoring line with an asset-based lender, CapeFirst Funding, LLC (“Capefirst”) that is secured by accounts receivable that the Lender may accept and purchase from the Company.  The agreement calls for Capefirst to advance up to 80% of the net face amount of each assigned account or up to 50% of eligible assigned purchase orders.  The agreement calls for a maximum facility amount of $200,000 with a purchase fee of 2% of the net face amount of each assigned account and a collection fee of 0.1% compounded daily.  In the event of a dispute or in the event of fraud, misrepresentation, willful misconduct or negligence on the part of the Company, Capefirst may require the Company to immediately repurchase the assigned accounts at a purchase price that includes the amount of the assigned account plus the discount fee, interest and collection fee and may include a processing fee of 10%.  The combined net balance due to Capefirst as of June 30, 2016 and December 31, 2015 was $0 and $140,936, respectively.  Factor expense charged to operations for the six months ended June 30, 2016 and 2015 amounted to $167 and $34,710, respectively.

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

NOTE 6 – INVENTORY

As of June 30, 2016 and December 31, 2015, inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$-	$-
Work in process	-	-
Finished goods	7,323	7,323
Subtotal	7,323	7,323
Less: inventory reserve	-	-
Inventory, net	$7,323	$7,323

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Computer equipment and software	$129,623	$123,627
Furniture and fixtures	7,862	7,862
Subtotal	137,485	131,489
Less: accumulated depreciation	(107,130)	(101,403)
Property and equipment, net	$30,355	$30,086

Depreciation expense for the six months ended June 30, 2016 and 2015 was $5,727 and $6,220, respectively.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Capefirst obligations	$-	$140,936
Accounts payable	1,328,392	1,284,800
Accrued expenses	30,078	30,043
Dividends payable	15,969	15,969
Credit cards payable	81,048	66,213
Accrued interest	2,284,023	3,754,941
Accrued payroll	186,368	150,866
Accrued PTO	134,862	100,630
Commissions payable	221,188	219,505
Payroll taxes payable	2,393,287	2,039,920
Garnishment liens payable	35,502	26,982
Pension plan payable	23,981	20,274
Flex spending payable	(507)	791
Total	$6,734,191	$7,851,870

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2016 and December 31, 2015, related party accrued expenses were $230,993 and $228,148, respectively, which consisted entirely of deferred salaries to employees.  See also Note 13 for related party notes payable.

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

On July 16, 2015, the Company entered into an accounts receivable financing arrangement with Knight Capital for a principal amount received in cash of $173,500. The terms of the arrangement requires the Company to repay the principal balance plus an additional $52,050 in debt discounts for total remittance of $225,550. The terms of repayment require the Company to remit to the lender approximately 30% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $52,050 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at June 30, 2016 was $76,317 (net of debt discount of $10,924).

On July 31, 2015, the Company entered into an accounts receivable financing arrangement with High Speed Capital for a principal amount received in cash of $85,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $39,950 in debt discounts for total remittance of $124,950. The terms of repayment require the Company to remit to the lender approximately 47% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $39,950 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. In March 2016, this outstanding balance on this borrowing was settled for a total of $26,244, of which $18,000 has been paid and the remaining $8,244 is in accounts payable on the unaudited condensed consolidated balance sheet.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On August 17, 2015, the Company entered into an accounts receivable financing arrangement with QuickFix Capital for a principal amount received in cash of $70,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $32,200 in debt discounts for total remittance of $102,200. The terms of repayment require the Company to remit to the lender approximately 46% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $32,200 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months. The ending principal balance of this borrowing at June 30, 2016 was $48,907 (net of debt discount of $16,333).

On August 18, 2015, the Company entered into an accounts receivable financing arrangement with PowerUp Lending Group, Ltd. (“PowerUp”) for a principal amount received in cash of $150,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $45,000 in debt discounts for total remittance of $195,000. The terms of repayment require the Company to remit to the lender approximately 39% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $45,000 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months.

On January 8, 2016, the Company entered into an accounts receivable financing arrangement with PowerUp for a principal amount received in cash of $120,000, of which the remaining balance of $46,224 on the prior arrangement was paid off.  The terms of the current arrangement are similar to the prior arrangement, whereby this arrangement requires the Company to repay the principal balance plus an additional $48,000 in debt discounts for total remittance of $168,000.  The ending principal balance of this current borrowing at June 30, 2016 was $14,232 (net of debt discount of $15,883).

On April 12, 2016, the Company entered into an accounts receivable financing arrangement with PowerUp for a principal amount received in cash of $75,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $30,000 in debt discounts for total remittance of $105,000. The terms of repayment require the Company to remit to the lender approximately 12% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $30,000 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months.  The ending principal balance of this current borrowing at June 30, 2016 was $67,645 (net of debt discount of $18,336).

On April 28, 2016, the Company entered into an accounts receivable financing arrangement with PowerUp for a principal amount received in cash of $55,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $19,250 in debt discounts for total remittance of $74,250. The terms of repayment require the Company to remit to the lender approximately 10% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $19,250 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months.  The ending principal balance of this current borrowing at June 30, 2016 was $29,696 (net of debt discount of $6,078).

On June 2, 2016, the Company entered into an accounts receivable financing arrangement with PowerUp for a principal amount received in cash of $35,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $14,700 in debt discounts for total remittance of $49,700. The terms of repayment require the Company to remit to the lender approximately 11% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $14,700 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months.  The ending principal balance of this current borrowing at June 30, 2016 was $45,756 (net of debt discount of $11,079).

NOTE 11 – CONVERTIBLE NOTES PAYABLE, NET

In February 2003, the Company issued $230,000 of notes payable which matured in June 2003. The notes earn simple interest at 8% per annum unless they are in default, in which case they earn default simple interest at a rate of 15%. In July 2003, the terms of the note were changed such that the notes became convertible debentures, whereby at the option of the holder, all outstanding principal and interest can be converted into shares of the Company’s common stock at $1.00 per share. As of June 30, 2016, $100,000 of principal and $207,553 of accrued interest remain outstanding from these notes.  These notes are currently in default.

On July 22, 2005, the Company issued a convertible promissory note to Richard Wynns (“Wynns”) for $30,000.  The note accrues simple interest at a rate of 5% per annum, and matures on December 31, 2006.  At the option of the holder, all outstanding principal and interest can be converted into shares of the Company’s common stock at $0.15 per share.  Through June 30, 2016, the holder converted $22,500 of principal into shares of the Company’s common stock.  As of June 30, 2016, there is $7,500 of principal and $5,063 of accrued interest remaining on this note.  This note is currently in default.

On October 3, 2005, the Company issued a convertible promissory note to Wynns for $30,000.  The note accrues simple interest at a rate of 10% per annum, and matures on November 2, 2005.  On July 26, 2010, this note was amended whereby accrued interest through this date was added to the principal balance, making the total principal balance of the note $47,509.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.  As of June 30, 2016, there is $47,509 of principal and $28,492 of accrued interest remaining on this note.  This note is currently in default.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On October 14, 2005, the Company issued a convertible promissory note to Wynns for $30,000.  The note accrues simple interest at a rate of 10% per annum, and matures on December 31, 2006.  On July 26, 2010, this note was amended whereby accrued interest through this date was added to the principal balance, making the total principal balance of the note $46,489.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.  As of June 30, 2016, there is $46,489 of principal and $27,880 of accrued interest remaining on this note.  This note is currently in default.

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

On January 12, 2010, the Company issued an amended convertible promissory note to Westmount Holdings International, Ltd., with a principal balance of $567,200 and accrued interest of $317,510, which was assigned from YA Global.  The note accrues simple interest at a rate of 14% per annum and is due on demand.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  Through June 30, 2016, the Company converted $29,883 of principal and $261,259 of accrued interest into shares of the Company’s common stock.  As of June 30, 2016, there is $537,317 of principal and $479,000 of accrued interest remaining on this note.  This note is currently in default.

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

On January 28, 2011, the Company issued a convertible promissory note to Barclay Lyons, LLC for $10,750.  The note accrues simple interest at a rate of 21% per annum and matures on July 28, 2011, with a default simple interest rate of 36%.  Pursuant to the terms of the note, the principal balance is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lesser of (i) the closing price on the day prior to conversion, or (ii) the volume-weighted-average closing price of the five day trading period prior to conversion, though in no instance shall the conversion price be less than $0.0001.  There is a ceiling on the conversion rate of $0.05 per share, but this rate is to be discounted based on forward splits.  As of June 30, 2016, there is $10,750 of principal and $20,183 of accrued interest remaining on this note.  This note is currently in default.

On March 21, 2011, the Company issued a convertible promissory note to Redwood Management, LLC for $284,132.  The note accrues interest at a rate of 14% per annum and matures on March 18, 2013.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  As of June 30, 2016, there is $123,936 of principal and $57,827 of accrued interest remaining on this note.  This note is currently in default.

On April 2, 2011, the Company issued a convertible promissory note to Martin Harvey for $67,042, which was assigned to Blackbridge Capital, LLC (“Blackbridge”).  The note accrues compounded interest at a rate of 10% per annum and matures on May 2, 2011, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  Through June 30, 2016, a total of $42,557 in principal was converted into shares of the Company’s common stock, and a total of $17,500 in principal payments have been made.  As of June 30, 2016, there is $6,985 of principal and $43,158 of accrued interest remaining on this note.  This note is currently in default.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On June 2, 2011, the Company issued a convertible promissory note to Panache Capital, LLC (“Panache”) for $65,000.  The note accrues simple interest at a rate of 8% per annum and matures on June 1, 2012, with a default simple interest rate of 15% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the of the average of the three lowest closing prices during the 20-day trading period prior to conversion.  Through June 30, 2016, the Company converted $57,315 of principal into shares of the Company’s common stock.  As of June 30, 2016, there is $7,685 of principal and $12,861 of accrued interest remaining on this note.  This note is currently in default.

On June 29, 2011, the Company issued a convertible promissory note to Panache for $15,000.  The note accrues simple interest at a rate of 8% per annum and matures on June 29, 2012.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the of the average of the three lowest closing prices during the 20-day trading period prior to conversion.  Through June 30, 2016, the Company converted $14,798 of principal into shares of the Company’s common stock.  As of June 30, 2016, there is $202 of principal and $5,458 of accrued interest remaining on this note.  This note is currently in default.

On October 5, 2011, the Company issued a convertible promissory note to Premier IT Solutions for $21,962.  The note accrues compounded interest at a rate of 10% per annum and matures on March 5, 2012, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  As of June 30, 2016, there is $21,962 of principal and $21,635 of accrued interest remaining on this note.  This note is currently in default.

On February 21, 2012, the Company issued a convertible promissory note to Kelburgh, Ltd. for $13,000.  The note accrues compounded interest at a rate of 10% per annum and matures on March 5, 2012, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of 85% of the average of the five trading days prior to the applicable conversion date.  As of June 30, 2016, there is $13,000 of principal and $11,789 of accrued interest remaining on this note.  This note is currently in default.

On August 3, 2012, the Company issued a convertible promissory note to Raphael Cariou (“Cariou”) for $7,000.  The note accrues compounded interest at a rate of 10% per annum and matures on February 3, 2013, with a default compounded interest rate of 15% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of the average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.  As of June 30, 2016, there is $7,000 of principal and $5,222 of accrued interest remaining on this note.  This note is currently in default.

On February 25, 2013, the Company issued two convertible promissory notes to AGS Capital Group, LLC (“AGS”) for $131,377 and $42,000.  The notes accrue compounded interest at a rate of 14% per annum and mature on February 25, 2014.  Pursuant to the terms of the notes, the principal balance and accrued interest are convertible into shares of the Company’s common stock at a conversion rate of 35% of the lowest closing price during the 20-day trading period prior to conversion.  Through June 30, 2016, $99,988 of principal has been converted into shares of the Company’s common stock.  As of June 30, 2016, there is a total of $73,389 of principal and $65,065 of accrued interest remaining on these notes.  These notes are currently in default.

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

On April 19, 2013, the Company issued a convertible promissory note to Tangiers Investment Group, LLC (“Tangiers”) for $14,000.  The note accrues simple interest at a rate of 10% per annum and matures on April 19, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of June 30, 2016, there is $14,000 of principal and $7,552 of accrued interest remaining on this note.  This note is currently in default.

On May 17, 2013, the Company issued a convertible promissory note to Tangiers for $20,000.  The note accrues simple interest at a rate of 10% per annum and matures on May 17, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of June 30, 2016, there is $20,000 of principal and $10,482 of accrued interest remaining on this note.  This note is currently in default.

On August 23, 2013, the Company issued a convertible promissory note to Zoom Marketing (“Zoom”) for $140,000.  The note accrues simple interest at a rate of 5% per annum and matures on January 23, 2014, with a default simple interest rate of 10% per annum.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 85% of the of the average of the three lowest closing prices during the five-day trading period prior to conversion.  On March 27, 2014, Zoom assigned $75,000 of principal to Tangiers.  As of June 30, 2016, there is $65,000 of principal and $20,042 of accrued interest remaining on this note.  This note is currently in default.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On November 13, 2013, the Company issued a convertible promissory note to Tangiers for $17,000.  The note accrues simple interest at a rate of 10% per annum and matures on November 13, 2014, with a default simple interest rate of 20% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 20-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  As of June 30, 2016, there is $17,000 of principal and $7,233 of accrued interest remaining on this note.  This note is currently in default.

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

On February 21, 2014, the Company issued a convertible promissory note to Blackbridge for $5,000.  The note accrues simple interest at a rate of 8% per annum and matures on September 21, 2014.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 30-day trading period prior to conversion.  As of June 30, 2016, there is $5,000 of principal and $941 of accrued interest remaining on this note.  This note is currently in default.

On March 11, 2014, the Company issued two convertible promissory notes to LG Capital Funding, LLC (“LG”) for $32,000 and $24,000.  The notes accrue simple interest at a rate of 12% per annum and mature on March 11, 2015, with default simple interest rates of 24% per annum.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the lowest closing price during the 10-day trading period prior to, and including the date of, conversion.  As of June 30, 2016, there is a total of $56,000 of principal and $24,266 of accrued interest remaining on these notes.  These notes are currently in default.

On March 27, 2014, the Company issued a convertible promissory note to Tangiers for $75,000, which was assigned from Zoom.  The note accrues simple interest at a rate of 10% per annum and is due on March 27, 2015, with a default simple interest rate of 20% per annum.  On March 27, 2014, the Company issued a separate convertible promissory note to Tangiers, whereby the Company could borrow up to $600,000, of which $100,000 would be treated as an original issue discount on a pro rata basis.  The note accrues simple interest at a rate of 0% per annum and is due on demand, with a default simple interest rate of 20% per annum.  During the year ended December 31, 2014, the Company borrowed $72,000, of which $12,000 was original issue discount.  Pursuant to the terms of the notes, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a 50% discount of the lowest closing price during the 20-day trading period prior to the date of conversion.  As of June 30, 2016, there is a total of $147,000 of principal and $49,068 of accrued interest remaining on these notes.  These notes are currently in default.

On April 1, 2014, YA Global sold $40,000 of their original note in the amount $1,250,000 to an unrelated third party (“Tuohy”). The Company then issued a convertible promissory note to Tuohy for that debt. The note calls for 14% simple interest through the maturity date of December 31, 2014.  Pursuant to the terms of the notes the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share. Through June 30, 2016, Tuohy converted $40,000 of principal into shares of the Company’s common stock.  The principal balance of this note has been paid in full, yet $153 of accrued interest remains unpaid.

On April 2, 2014, the Company issued a convertible promissory note to Burrington Capital, LLC (“Burrington”) for $25,000. The note calls for 10% compounded interest through the maturity date of October 1, 2014, with a default compounded interest rate of 15% per annum. Pursuant to the terms of the note the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.  As of June 30, 2016, there is $25,000 of principal and $9,093 of accrued interest remaining on this note.  This note is currently in default.

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

On April 3, 2014, YA Global sold a portion of their note in the amount of $50,000 to an unrelated third party (“Ferro”). The Company then issued a convertible promissory note to Ferro for that debt. The note calls for 14% simple interest through the maturity date December 31, 2014.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.  Through June 30, 2016, $22,175 of principal has been converted into shares of the Company’s common stock, and the Company has made $1,000 in principal payments.  As of June 30, 2016, there is $26,825 of principal and $14,277 of accrued interest remaining on this note.  This note is currently in default.

 COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On April 8, 2014, a note holder, YA Global, sold a portion of their note in the amount of $200,000 to Dakota Capital Pty Ltd. (“Dakota”). The Company then issued a convertible promissory note to Dakota for that debt. The note calls for 14% simple interest through the maturity date December 31, 2014.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a 50% discount of the lowest closing price during the 30-day trading period prior to conversion, or $0.02, whichever is lower.  As of June 30, 2016, there is $200,000 of principal and $62,367 of accrued interest remaining on this note. This note is currently in default.

On April 14, 2014, YA Global assigned $100,000 of their convertible note to Barry Liben.  The note accrues interest at a rate of 0% per annum and is due December 31, 2014. Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share. Through June 30, 2016, Liben converted $47,200 in note principal into shares of the Company’s common stock.   As of June 30, 2016, there is $52,800 of principal remaining on this note. This note is currently in default.

On April 25, 2014, the Company borrowed $10,000 from Reserve CG.  The note accrues interest at a rate of 8% per annum.  Through December 31, 2015, the Company fully converted $10,000 of the principal balance into shares of the Company’s common stock.

On December 10, 2014, the Company issued a convertible promissory note to Jared Robert for $20,000.  The note accrues compounded interest at a rate of 10% per annum and is due on June 10, 2015, with a default compounded interest rate of 15%.  Pursuant to the terms of the note the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.  As of June 30, 2016, there is $20,000 of principal and $4,601 of accrued interest remaining on this note.  This note is currently in default.

On January 7, 2015, the Company issued a convertible promissory note to LG for $20,625, of which $4,125 was an original issue discount.  The note accrues simple interest at a rate of 12% per annum and is due on January 7, 2016, with a default simple interest rate of 24%.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 45% of the lowest closing price during the 20-day trading period prior to, and including the date of, conversion. As of June 30, 2016, there is $20,625 of principal and $4,848 of accrued interest remaining on this note.  This note is currently in default.

On March 12, 2015 the Company issued two convertible promissory notes to Cariou totaling $188,356 ($94,178 each) for settlement of compensation owed as well as penalties and interest. The note calls for 24% compounded interest through the maturity date of September 12, 2015, with a default compounded interest rate of 29%. The principal balance and accrued interest are convertible into the Company’s common stock at a conversion rate of the average of the five trading days prior the applicable conversion date, with the number of conversion shares multiplied by 115%. Through June 30, 2016, the Company made $12,000 in principal payments towards these notes.  As of June 30, 2016, there is a total of $176,356 of principal and $76,007 of accrued interest remaining on these notes.  These notes are currently in default.

On February 5, 2016, the Company issued an amended convertible promissory note to YA Global for $2,829,690, which consolidated all the outstanding principal and interest due to YA Global from various notes outstanding through January 7, 2016.  The note accrues simple interest at a rate of 6% per annum and matures on April 30, 2016, with a default simple interest rate of 18%.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of the lesser of (a) $0.0003 or (b) 50% of the lowest closing price during the 20-day trading period prior to conversion, with the conversion rate being rounded to $0.0001 or whole share.  In relation to the note, the Company issued warrants to purchase 2,000,000,000 shares of the Company’s common stock at an exercise price of $0.0006 per share, with an expiration date of December 31, 2020.  The warrants are also subject to a cashless exercise, should there be an event of default or the warrants are not subject to an effective registration statement.  The Company valued these warrants on the date of issuance at $400,000 using the Black-Scholes method.  Pursuant to FASB ASC 470-50, Debt, Modifications and Extinguishments, this consolidation of debt and the issuance of warrants has been determined to be an extinguishment of debt, and as a result, the Company has recognized a loss on extinguishment of debt of $3,299,717.  Through June 30, 2016, $88,700 of principal has been converted into shares of the Company’s common stock.  As of June 30, 2016, there is $2,740,990 of principal and $97,486 of accrued interest remaining on this note.  This note is currently in default.

In the Company’s evaluation of each convertible debt instrument in accordance with FASB ASC 815, Derivatives and Hedging (pre-codification FAS 133 “Accounting for Derivative Financial Instruments and Hedging Activities”) (“ASC 815”), based on the variable conversion price, it was determined that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification.  As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value (see Note 15).  As of June 30, 2016 and December 31, 2015, debt discounts related to convertible notes payable totaled $0 and $0, respectively.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – NOTES PAYABLE

On June 29, 2007, the Company issued a promissory note to Gary Sumner for $45,000.  The note accrues compounded interest of 5% per annum and matures on March 31, 2008, with a default simple interest rate of 18%.  As of June 30, 2016, there is $45,000 of principal and $61,572 of accrued interest remaining on this note.  This note is currently in default.

On July 3, 2008, the Company issued a promissory note to LTC International Corp. for $25,000.  The note accrues simple interest of 20.80% per annum and matures on December 17, 2008, with a default simple interest rate of 41.60%.  Through December 31, 2015, the Company made principal payments totaling $20,268.  As of June 30, 2016, there is $4,732 of principal and $17,904 of accrued interest remaining on this note.  This note is currently in default.

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

On March 17, 2010, the Company issued a promissory note to John Kroon for $10,000.  The note accrues compounded interest of 18% per annum and matures on September 13, 2010, with a default compounded interest rate of 21%.  As of June 30, 2016, there is $10,000 of principal and $26,501 of accrued interest remaining on this note.  This note is currently in default.

On July 27, 2010, the Company issued a promissory note to Richard Wynns for $25,000.  The note accrues compounded interest of 18% per annum and matures on January 23, 2011, with a default compounded interest rate of 21%.  As of June 30, 2016, there is $25,000 of principal and $59,608 of accrued interest remaining on this note.  This note is currently in default.

On March 15, 2011, the Company issued a promissory note to Barclay Lyons for $15,000.  The note accrues simple interest of 18.99% per annum and matures on March 25, 2011, with a default simple interest rate of 28.99%.  As of June 30, 2016, there is $15,000 of principal and $22,988 of accrued interest remaining on this note.  This note is currently in default.

On March 29, 2011, the Company issued a promissory note to George Ferch for $5,000.  The note accrues interest of 0% per annum and matures on June 27, 2011, with a default compounded interest rate of 21%.  As of June 30, 2016, there is $5,000 of principal and $9,184 of accrued interest remaining on this note.  This note is currently in default.

On April 11, 2012, the Company issued a promissory note to Blackbridge for $6,000.  The note accrues simple interest of 5% per annum and matures on May 25, 2012, with a default simple interest rate of 5%.  Through June 30, 2016, the Company made principal payments totaling $4,500.  As of June 30, 2016, there is $1,500 of principal and $540 of accrued interest remaining on this note.  This note is currently in default.

On October 18, 2013, the Company issued a promissory note to Walter Jay Bell (“Bell”) for $10,000.  The note accrues simple interest of 10% per annum and matures on November 29, 2013.  As of June 30, 2016, there is $10,000 of principal and $2,699 of accrued interest remaining on this note.  This note is currently in default.

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

On April 24, 2016, the Company issued a promissory note to Bell for $8,642.  The note accrues simple interest of 10% per annum and matures on June 30, 2016.  As of June 30, 2016, there is $8,642 of principal and $81 of accrued interest remaining on this note.  This note is currently in default.

On April 27, 2016, the Company issued a promissory note to YA Global for $80,000, of which $5,000 is original issue discount.  The note accrues no interest per annum and matures on June 1, 2016, with a default simple interest rate of 18%.  Effective May 6, 2016, the Company is to make weekly payments of $18,750 for four consecutive weeks, with a final payment of $5,000 due on June 3, 2016.  As of June 30, 2016, this note was paid in full.

On May 10, 2016, the Company issued a promissory note to William Rittman for $20,000.  The note accrues compounded interest of 16% per annum and matures on August 29, 2016.  Effective May 16, 2016, the Company is to make weekly payments of $1,250 plus interest for sixteen consecutive weeks.  As of June 30, 2016, there is $11,250 of principal and $7 of accrued interest remaining on this note.

NOTE 13 – NOTES PAYABLE, RELATED PARTIES

As of June 30, 2016 and December 31, 2015 the Company had an aggregate total of $160,354 and $166,506, respectively, in related party notes payable.  These notes bear simple interest at 10%-18% per annum, with default simple interest of 10%-24% per annum.  As of June 30, 2016 all notes payable to related parties were in default.  Accrued interest on related party notes payable totaled $224,894 and $205,885 at June 30, 2016 and December 31, 2015, respectively.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at June 30, 2016 and December 31, 2015 was $979,950 and $979,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010, whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011.  The Company only made four payments under the modification agreement.  The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default.  Accrued interest payable on the note totaled $477,549 and $458,111 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 15 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815, which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion price of certain convertible notes, convertible preferred stock and exercise price of certain warrants are variable and subject to the fair value of the Company’s units on the date of conversion or exercise. As a result, the Company has determined that the conversion and exercise features are not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion and exercise features of the instruments to be recorded as a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as items of other income or expense. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable and warrants.

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Risk-free interest rate	0.58% - 1.25%	0.89% - 1.31%
Expected options life	1 - 5 yrs	1 - 3 yrs
Expected dividend yield	-	-
Expected price volatility	298.01% - 495.92%	295.78% - 531.45%

During the six months ended June 30, 2016, the Company’s derivative liability increased from $7,396,430 to $7,863,051, and the Company recognized a gain (loss) on derivative liabilities of $2,579,370 and $(840,790) for the six months ended June 30, 2016 and 2015, respectively, in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.  In connection with certain conversions of debt, derivative liabilities of $253,726 were recognized as additional paid in capital for the six months ended June 30, 2016.  In connection with the debt consolidation by YA Global on February 5, 2016 (see Note 11) derivative liabilities of $3,299,717 were recognized as a loss on extinguishment of debt for the six months ended June 30, 2016.

NOTE 16 – PREFERRED STOCK

a) Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock.   Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $0.005 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v)  has no voting rights except when mandated by Delaware law.

There were no shares of Series A Preferred Stock outstanding at any time during the periods ended June 30, 2016 and December 31, 2015.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

b)  Series B Preferred Stock

The Company has authorized 525,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company's common stock at the lesser of $15 per share or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, and (iv) may be redeemed by the Company at any time up to five years.

There were no issuances, conversions or redemptions of Series B Preferred Stock during the periods ended June 30, 2016 and December 31, 2015.  At June 30, 2016 and December 31, 2015 the Company had 159,666 shares of Series B Preferred Stock issued and outstanding.

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the embedded conversion feature related to the Series B Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B Preferred Stock of $212,466 and $212,868 as of June 30, 2016 and December 31, 2015, respectively.  This amount is included as a derivative liability on the Company’s unaudited condensed consolidated balance sheet.  Fair value adjustments of $402 and $0 were charged to derivative income (expense) for the six months ended June 30, 2016 and 2015, respectively.

c) Series C Preferred Stock

The Company has authorized 500,000 shares of Series C Preferred Stock.  During 2007, the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1.00  per Unit, with each Unit consisting of one share of Series C Preferred Stock at the lesser of 85% of the average closing bid price of the common stock over the 20 trading days immediately preceding the date of conversion, or $0.04 and stock purchase warrants equal to the number of shares of common stock converted from the Series C Preferred Stock, exercisable at $0.06 per share and which expire five years from the conversion date.

There were no shares of Series C Preferred Stock outstanding at any time during the periods ended June 30, 2016 and December 31, 2015.

d)  Series D Preferred Stock

On November 10, 2011 the Board approved by unanimous written consent an amendment to the Company’s Certificate of Incorporation to designate the rights and preferences of Series D Preferred Stock.  There are 500,000 shares of Series D Preferred Stock authorized with a par value of $0.001.  Each share of Series D Preferred Stock has a stated value equal to $1.00.  These preferred shares rank higher than all other securities.  Each outstanding share of Series D Preferred Stock shall be convertible into the number of shares of the Company’s common stock determined by dividing the stated value by the conversion price which is defined as 85% of the average closing bid price of the common stock over the twenty trading days immediately preceding the date of conversion, but no less than par value of the common stock.  Mandatory conversion can be demanded by the Company prior to October 1, 2013.  Each share of the Series D Preferred Stock shall have voting rights equal to 100,000 votes of common stock.

There were no issuances, conversions or redemptions of Series D Preferred Stock during the periods ended June 30, 2016 and December 31, 2015.  At June 30, 2016 and December 31, 2015 there were 100,000 shares of Series D Preferred Stock issued and outstanding.

Based upon the Company’s evaluation of the terms and conditions of the Series D Preferred Stock, the embedded conversion feature related to the Series D Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $99,771 and $99,989 as of June 30, 2016 and December 31, 2015, respectively.  This amount is included as a derivative liability on the Company’s unaudited condensed consolidated balance sheet.  Fair value adjustments of $218 and $0 were charged to derivative income (expense) for the six months ended June 30, 2016 and 2015, respectively.

e)  Series E Preferred Stock

On March 9, 2012, the Company filed the Certificate of Designation of the Rights and Preferences of Series E Preferred Stock of the Company with the Delaware Secretary of the State pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 1,000,000 authorized shares of Series E Preferred Stock, par value $0.001 per share.  The Series E Preferred Stock is convertible into common stock at 50% of the lowest closing bid price of the common stock over the 20 days immediately prior the date of conversion, but no less than the par value of the common stock.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In October 2015, the Company issued 10,000 shares of Series E Preferred Stock for services valued at $10,000 per the agreement.

In December 2015, the Company redeemed 2,692 shares of Series E Preferred Stock for $3,500 cash from an employee of the Company.

During the six months ended June 30, 2016, the Company issued 21,000 shares of Series E Preferred Stock for services valued at $27,000 per the agreements.

During the six months ended June 30, 2016, the Company redeemed 18,663 shares of Series E Preferred Stock for $24,250 cash from three employees of the Company.

During the six months ended June 30, 2016, holders of Series E Preferred Stock converted 16,162 shares into 323,240,000 shares of common stock.

At June 30, 2016 and December 31, 2015, the Company had 791,567 and 805,392 shares of Series E Preferred Stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series E Preferred Stock, the embedded conversion feature related to the Series E Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $801,080 and $805,303 as of June 30, 2016 and December 31, 2015, respectively.  This amount is included as a derivative liability on the Company’s unaudited condensed consolidated balance sheet.  Fair value adjustments of $4,223 and $1 were charged to derivative income (expense) for the six months ended June 30, 2016 and 2015, respectively.

f)  Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Preferred Stock, par value $0.001 per share.

The shares of Series F Preferred Stock have a stated value of $1.00, have no voting rights, are entitled to no dividends due or payable and are convertible into the number of shares of the Company’s common stock determined by dividing the stated value by the conversion price, which is defined as 85% of the average closing bid price of the common stock over the five trading days immediately preceding the date of conversion, but no less than the par value of the common stock.  At any time after the issuance date through the fifth anniversary of the issuance of the Series F Preferred Stock, the Company shall have the option to redeem any unconverted shares at an amount equal to 130% of the stated value of the Series F Preferred Stock plus accrued and unpaid dividends, if any. Redemption shall be established by the Company in its sole and absolute discretion and no holder of Series F Preferred Stock may demand that the Series F Preferred Stock be redeemed.

There were no issuances, conversions or redemptions of Series F Preferred Stock during the periods ended June 30, 2016 and December 31, 2015.  At June 30, 2016 and December 31, 2015, the Company had 190,000 and 190,000 shares of Series F Preferred Stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series F Preferred Stock, the embedded conversion feature related to the Series F Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F Preferred Stock of $189,564 and $189,979 as of June 30, 2016 and December 31, 2015, respectively.  This amount is included as a derivative liability on the Company’s unaudited condensed consolidated balance sheet.  Fair value adjustments of $415 and $0 were charged to derivative income (expense) for the six months ended June 30, 2016 and 2015, respectively.

g)  Series G Preferred Stock

On April 17, 2014, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series G Preferred Stock, par value $0.001 per share.

The shares of Series G Preferred Stock have a stated value of $1.00, have voting rights equal to 5,000,000 votes of common stock, are entitled to no dividends due or payable, are non-redeemable, and are convertible into the number of shares of the Company’s common stock determined by dividing the stated value by the conversion price, which is defined as 85% of the average closing bid price of the common stock over the twenty trading days immediately preceding the date of conversion, but no less than par value of the common stock.

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

There were no issuances, conversions or redemptions of Series G Preferred Stock during the periods ended June 30, 2016 and December 31, 2015.  At June 30, 2016 and December 31, 2015, the Company had 25,000 and 25,000 shares of Series G Preferred Stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series G Preferred Stock, the embedded conversion feature related to the Series G Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price, and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock.  As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G Preferred Stock of $24,943 and $24,997 as of June 30, 2016 and December 31, 2015, respectively.  This amount is included as a derivative liability on the Company’s unaudited condensed consolidated balance sheet.  Fair value adjustments of $54 and $0 were charged to derivative income (expense) for the six months ended June 30, 2016 and 2015, respectively.

NOTE 17 – COMMON STOCK AND TREASURY STOCK

Common Stock

The Company is authorized to issue up to 35,000,000,000 shares of $0.0001 par value common stock, of which 11,937,670,076 and 8,888,809,250 shares were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.  On June 15, 2016, the board of directors approved the increase of the total amount of authorized shares of common stock from 13,000,000,000 to 35,000,000,000.

During the year ended December 31, 2015, the Company issued 474,531,098 shares of common stock pursuant to conversions of various notes payable and other debts.  The shares were valued at an aggregate of $84,611.

During the six months ended June 30, 2016, the Company issued 3,048,860,826 shares of common stock pursuant to conversions of Series E Preferred Stock, and various notes payable and other debts.  The shares were valued at an aggregate of $178,936.

Treasury Stock

During the year ended December 31, 2015, the Company repurchased a total of 129,933,000 shares of common stock into the Company’s treasury for $12,993.

During the six months ended June 30, 2016, the Company repurchased a total of 58,248,000 shares of common stock into the Company’s treasury for $9,637.

As of June 30, 2016 and December 31, 2015, the Company held 189,966,000 and 131,718,000 shares of common stock in treasury, respectively.

NOTE 18 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company has a 2005 Stock Option Plan which is authorized to issue 66,667 options.   There are currently no options outstanding under this plan.  During 2016 and 2015, 38,164 and -0- unvested options expired.  No options were issued during 2016 or 2015.

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

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of the Company’s options and warrants as of June 30, 2016 and December 31, 2015, as well as the changes during the six months ended June 30, 2016 and the year ended December 31, 2015 is presented below:

Number of Options and Warrants

Outstanding at December 31, 2014	38,164

Options and warrants granted	-
Options and warrants exercised	-
Options and warrants forfeited or expired	-
Outstanding at December 31, 2015	38,164
Exercisable at December 31, 2015	38,164

Options and warrants granted	2,000,000,000
Options and warrants exercised	-
Options and warrants forfeited or expired	(38,164)
Outstanding at June 30, 2016	2,000,000,000
Exercisable at June 30, 2016	2,000,000,000

In applying the Black-Scholes options pricing model to the option and warrant grants, the fair value of our share-based awards granted for the six months ended June 30, 2016 were estimated using the following assumptions:

Risk-free interest rate	1.25%
Expected options life	4.91
Expected dividend yield	-
Expected price volatility	484.63%

The following table summarizes information about stock options and warrants as of June 30, 2016:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.0006	2,000,000,000	4.51	$0.0006	2,000,000,000	$0.0006

The following table summarizes information about stock options and warrants as of December 31, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.60	38,164	0.38	$3.60	38,164	$3.60

NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of FASB ASC Topic 855, Subsequent Events, and has determined that there were no material reportable subsequent events to be disclosed, other than those listed below:

COROWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Preferred Stock Activity

Subsequent to June 30, 2016, the Company issued 20,000 shares of Series E Preferred Stock for services valued at $20,000 to two employees per the agreements.

Subsequent to June 30, 2016, the Company redeemed 4,811 shares of Series E preferred stock for $6,250 cash from three employees of the Company.

Debt Issuances

On July 13, 2016, the Company issued a convertible promissory note to YA Global for $108,000, of which $8,000 was an original issue discount.  The note accrues simple interest at a rate of 0% per annum and is due on September 22, 2016, with a default simple interest rate of 18%.  Pursuant to the terms of the note, the principal balance and accrued interest is convertible at the option of the note holder into shares of the Company’s common stock at a rate of 51% of the lowest closing price during the 20-day trading period prior to conversion. Effective July 21, 2016, the Company is to make weekly payments of $9,000 for twelve consecutive weeks.

On August 2, 2016, the Company entered into an accounts receivable financing arrangement with PowerUp for a principal amount received in cash of $51,000. The terms of the arrangement requires the Company to repay the principal balance plus an additional $19,600 in debt discounts for total remittance of $71,400. The terms of repayment require the Company to remit to the lender approximately 13% of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. This borrowing is secured by the assets of the Company. The additional $19,600 will be recognized as interest expense over the estimated term of the agreement. The term is not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two and eight months.

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

Recently, CoroWare Robotics Solutions began to integrate Mixed Reality into its solutions portfolio planning, and is actively prototyping augmented reality solutions based on the Microsoft HoloLens platform and virtual reality solutions based on the HTC VIVE platform.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

During the three months ended June 30, 2016, revenues were $1,971,901 compared to revenues of $1,355,239 during the three months ended June 30, 2015, an increase of $616,662 or 45.5%.  Revenues in the three months ended June 30, 2016 were higher compared to the three months ended June 30, 2015 as the Company continued to focus on selling R&D support, operations support, and marketing support services in 2016.

Cost of sales was $1,585,033 and $1,070,007 for the three months ended June 30, 2016 and 2015, respectively, an increase of $515,026 or 48.1%.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.  The Company completed the reorganization of its Robotics & Automation team through June 30, 2016, further reducing its cost of sales.

Gross profits increased to $386,868 during the three months ended June 30, 2016 compared to $285,232 during the three months ended June 30, 2015, an increase of $101,636 or 35.6%. Gross profits increased during the three months ended June 30, 2016 as a result of gross revenues increased. The gross profit percentage in the three months ended June 30, 2016 was 19.6% compared to 21.0% in the three months ended June 30, 2015.

Operating expenses were $450,871 for the three months ended June 30, 2016 compared to $515,006 for the three months ended June 30, 2015, a decrease of $64,135 or 12.5%. General and administrative expenses amounted to $415,261 during the three months ended June 30, 2016 compared to $453,037 for the three months ended June 30, 2015, and represented mostly labor and related compensation costs, legal and professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $21,133 for the three months ended June 30, 2016 compared to $39,221 for the three months ended June 30, 2015. Research and developments costs totaled $11,494 for the three months ended June 30, 2016 compared to $19,548 during the three months ended June 30, 2015. Depreciation and amortization costs were $2,983 for the three months ended June 30, 2016 compared to $3,200 for the three months ended June 30, 2015.

Loss from operations was $64,003 for the three months ended June 30, 2016 compared to $229,774 for the three months ended June 30, 2015, a decrease of $165,771 or 72.1%. The decrease in loss from operations in the three months ended June 30, 2016 was due to an increase in gross profits and a decrease in general and administrative expenses.

Other income (expenses) was $5,824,755 during the three months ended June 30, 2016 compared to other income (expenses) of $(227,687) in the three months ended June 30, 2015, an increase of $6,052,442 or 2658.2%. Other expenses is comprised primarily of gain/loss on derivative, amortization of debt discount, deferred finance costs, accrued interest on notes payable, and loss on extinguishment of debt. The change in derivative liabilities for the three months ended June 30, 2016 was $6,092,487 compared to $(78,751) for the three months ended June 30, 2015, an increase of $6,171,238 or 7836.4%. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. Interest expense, net for the three months ended June 30, 2016 was $267,732 compared to $154,233 for the three months ended June 30, 2015, an increase of $113,499 or 73.6%. The increase in interest expense is principally a result of an increase in accrued interest on debt and debt discount.  The Company also recognized a $0 gain on extinguishment of debt during the three months ended June 30, 2016 compared to a gain on extinguishment of debt of $5,297 in the three months ended June 30, 2015, a decrease in gain of $5,297 or 100%.

Net income for the three months ended June 30, 2016 was $5,760,752 compared to net loss of $(457,461) for the three months ended June 30, 2015, an increase of $6,218,213 or 1359.3%.  The increase in net income is primarily a result of an increase in gain on the change in derivative liabilities and an increase in loss on extinguishment of debt.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

During the six months ended June 30, 2016, revenues were $3,618,088 compared to revenues of $2,153,780 during the six months ended June 30, 2015, an increase of $1,464,308 or 68.0%.  Revenues in the six months ended June 30, 2016 were higher compared to the six months ended June 30, 2015 as the Company continued to focus on selling R&D support, operations support, and marketing support services in 2016.

Cost of sales was $2,756,636 and $1,642,069 for the six months ended June 30, 2016 and 2015, respectively, an increase of $1,114,567 or 67.9%.  Cost of goods sold primarily represents labor and labor-related costs in addition to overhead costs.  The Company reorganized its Robotics & Automation team during the six months ended June 30, 2016 in order to further improve its gross profits in fiscal year 2016.

Gross profits increased to $861,452 during the six months ended June 30, 2016 compared to $511,711 during the six months ended June 30, 2015, an increase of $349,741 or 68.3%. Gross profits increased during the six months ended June 30, 2016 as a result of gross revenues increased. The gross profit percentage in the six months ended June 30, 2016 was 23.8% compared to 23.8% in the six months ended June 30, 2015.

Operating expenses were $1,217,049 for the six months ended June 30, 2016 compared to $930,177 for the six months ended June 30, 2015, an increase of $286,872 or 30.8%. General and administrative expenses amounted to $1,129,801 during the six months ended June 30, 2016 compared to $824,842 for the six months ended June 30, 2015, and represented mostly labor and related compensation costs, legal and professional fees, outside services, travel expenses, rental expense and related office expenses. Sales and marketing expenses were $48,649 for the six months ended June 30, 2016 compared to $59,239 for the six months ended June 30, 2015. Research and developments costs totaled $32,872 for the six months ended June 30, 2016 compared to $39,876 during the six months ended June 30, 2015. Depreciation and amortization costs were $5,727 for the six months ended June 30, 2016 compared to $6,220 for the six months ended June 30, 2015. The overall increase in operating expenses was due to the Company increasing its travel expenses in support of its marketing specialist services, and increasing investor relations expenses.

Loss from operations was $355,597 for the six months ended June 30, 2016 compared to $418,466 for the six months ended June 30, 2015, a decrease of $62,869 or 15.0%. The decrease in loss from operations in the six months ended June 30, 2016 was primarily due to an increase in gross profits.

Other expenses were $1,205,558 during the six months ended June 30, 2016 compared to other expenses of $1,353,686 in the six months ended June 30, 2015, a decrease of $148,128 or 10.9%. Other expenses is comprised primarily of gain/loss on derivative, amortization of debt discount, deferred finance costs, accrued interest on notes payable, and loss on extinguishment of debt. The change in derivative liabilities for the six months ended June 30, 2016 was $2,579,370 compared to $(840,790) for the six months ended June 30, 2015, an increase of $3,420,160 or 406.8%. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. Interest expense, net for the six months ended June 30, 2016 was $485,211 compared to $301,587 for the six months ended June 30, 2015, an increase of $183,624 or 60.9%. The increase in interest expense is principally a result of an increase in accrued interest on debt and debt discount.  The Company also recognized a $3,299,717 loss on extinguishment of debt during the six months ended June 30, 2016 compared to $211,309 in the six months ended June 30, 2015, an increase of $3,088,408 or 1461.6%. The increase in loss on extinguishment of debt is primarily a result of the consolidation of debt with YA Global on February 5, 2016.

Net loss for the six months ended June 30, 2016 was $1,561,155 compared to net loss of $1,772,152 for the six months ended June 30, 2015, a decrease of $210,997 or 11.9%.  The increase in net loss is primarily a result of an increase in loss on the change in derivative liabilities and an increase in loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2016 net cash provided by operating activities was $81,704 compared to $(96,045) of net cash used in operating activities for the six months ended June 30, 2015.  This decrease for the six months ended June 30, 2016 was primarily due to an increase in net loss, an increase in change in derivative liability, an increase in loss on extinguishment of debt, and a decrease in accounts receivable and accounts payable.

During the six months ended June 30, 2016, we used $5,996 net cash from investing activities compared to $14,007 for the six months ended June 30, 2015, exclusively for purchases of property and equipment.

During the six months ended June 30, 2016, the Company had used $118,879 in cash from financing activities compared to net cash provided by financing activities of $104,906 for the six months ended June 30, 2015.  This increased use of cash for financing activities was primarily due to payments made towards debt financings in the six months ended June 30, 2016.

At June 30, 2016, we had current assets of $214,009, current liabilities of $20,914,230, a working capital deficit of $20,737,704 and an accumulated deficit of $53,511,830.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of June 30, 2016 (debt discounts are not included):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than5 years

Obligations collateralized by receivables	$282,552	$282,552	$-	$-	$-
Convertible debt	4,590,318	4,590,318	-	-	-
Notes payable	136,123	136,123	-	-	-
Notes payable, related parties	160,354	160,354	-	-	-
Small Business Administration loan	979,950	979,950	-	-	-
	$6,149,297	$6,149,297	$-	$-	$-

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Form 10-K for the year ended December 31, 2015 and Note 3 in the notes to the unaudited condensed consolidated financials as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

(a)	On January 8, 2016, the Company issued 15,000 shares of Series E Preferred Stock to a third party valued at $15,000 or $1.00 per share. The shares were issued for professional services rendered.

On January 11, 2016, the Company issued 443,500,000 shares of common stock to a note holder for $22,175 at a price of $0.00005 per share.  The shares were issued as a conversion of $22,175 in principal on an outstanding convertible promissory note.

On January 13, 2016, the Company issued 221,018,600 shares of common stock to a note holder for $11,051 at a price of $0.00005 per share.  The shares were issued as a conversion of $8,500 in principal and $2,551 in accrued interest on an outstanding convertible promissory note.

On January 13, 2016, the Company issued 176,452,226 shares of common stock to a note holder for $14,798 at a price of $0.00008 per share.  The shares were issued as a conversion of $14,798 in principal on an outstanding convertible promissory note.

On February 5, 2016, the Company granted 2,000,000,000 warrants to acquire shares of common stock at $0.0006 per share.  The warrants were valued at $400,000 using the Black-Scholes method and were issued as consideration relating to the debt refinancing with YA Global.

On February 18, 2016, the Company issued 444,000,000 shares of common stock to a note holder for $22,200 at a price of $0.00005 per share.  The shares were issued as a conversion of $22,175 in principal on an outstanding convertible promissory note.

On March 15, 2016, the Company issued 443,550,000 shares of common stock to a note holder for $22,175 at a price of $0.00005 per share.  The shares were issued as a conversion of $22,175 in principal on an outstanding convertible promissory note.

On March 15, 2016, the Company issued 6,000 shares of Series E Preferred Stock to a third party valued at $12,000 or $2.00 per share.  The shares were issued for professional services rendered.

On April 5, 2016, the Company issued 443,550,000 shares of common stock to a note holder for $44,350 at a price of $0.0001 per share.  The shares were issued as a conversion of $44,350 in principal on an outstanding convertible promissory note.

On April 18, 2016, the Company issued 443,550,000 shares of common stock to a note holder for $22,175 at a price of $0.00005 per share.  The shares were issued as a conversion of $22,175 in principal on an outstanding convertible promissory note.

On May 17, 2016, the Company issued 323,240,000 shares of common stock to a note holder for $16,162 at a price of $0.00005 per share.  The shares were issued as a conversion of 16,162 shares of Series E Preferred Stock.

On June 21, 2016, the Company issued 110,000,000 shares of common stock to a note holder for $3,850 at a price of $0.00004 per share.  The shares were issued as a conversion of $3,850 in principal on an outstanding convertible promissory note.

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

As of the June 30, 2016, the Company has repurchased a total of 189,966,000 shares of common stock at an aggregate value of $22,630.  Of the $500,000 of common stock authorized to repurchase, there remains $477,370 of common stock to be repurchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)	At June 30, 2016, the Company was in default in payment of interest and/or principal on indebtedness amounting to $6,308,021.

(b)	As of the balance sheet date the Company is in arrears in the payment of dividends related to its Series B preferred stock in the amount of $15,969.

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

Dated: August 15, 2016

COROWARE, INC.

By:	/s/ Lloyd T. Spencer
Lloyd T. Spencer
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)