Form 10-K
period 2022-12-31
CarbonMeta Technologies, Inc.
filed 2023-04-20
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 000-33231

CARBONMETA TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4868120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13110 NE 177th Place, Suite 145, Woodinville, WA	98072
(Address of principal executive offices)	(Zip Code)

Telephone number, including area code: (844) 698-3777

Registered Agents, Inc.

8 The Green, Suite R

Dover, DE 19901

(307) 200-2803

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	COWI	OTC Markets “PINK”

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES ☒ NO

The aggregate market value on June 30, 2022 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $21,626,049. The registrant does not have non-voting common stock outstanding.

As of April 19, 2023, there were 19,172,538,816 shares of registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K for the period ended December 31, 2022 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	The speculative nature of the business we intend to develop;

●	Our reliance on suppliers and customers;

●	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to finance our businesses;

●	Our ability to promote our businesses;

●	Our ability to compete and succeed in highly competitive and evolving businesses;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

Solely for convenience, we refer to trademarks in this Annual Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Annual Report, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report, the terms “CarbonMeta,” “COWI,” “we,” “us,” “our,” the “Company” and similar terms refer to CarbonMeta Technologies, Inc., a Delaware corporation, and all of our consolidated subsidiaries and variable interest entities.

USE OF MARKET AND INDUSTRY DATA

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

PART I

ITEM 1. BUSINESS

CarbonMeta Technologies, Inc. (“CarbonMeta”, the “Company”, “we”, “us”, or “our”) is a publicly quoted environmental research and development company that is commercializing technologies for processing organic wastes into hydrogen and high-value carbon products economically and sustainably.

The Company was incorporated on July 8, 2001, under the laws of the State of Delaware, as SRM Networks, Inc. In connection with the acquisition of Hy-Tech Computer Systems, Inc. on January 31, 2003, the Company changed its name to Hy-Tech Technology Group, Inc. In connection with the Agreement and Plan of Merger Robotics Workspace Technology, Inc., Innova Holdings, Inc. and the Company’s wholly owned subsidiary, RWT Acquisition, Inc., dated July 21, 2004, the Company’s name changed to Innova Holdings, Inc. Subsequently, on November 20, 2006, the Company changed its name to Innova Robotics and Automation, Inc., and then on April 23, 2008, the Company changed its name to CoroWare, Inc.

Our Chief Executive Officer and Director owns all (25,000) issued and outstanding shares of the Company’s Series G Preferred Stock, which has voting rights equal to 5,000,000 votes for each share of Series G held; and 60,000 shares of the Company’s Series D Preferred Stock, which has voting rights equal to 100,000 votes for each share of Series D held. As of the date of this filing, our Chief Executive Officer would have voting rights equal to 131,552,177,763 shares (125,000,000,000 voting shares through the Series G Preferred Stock; 6,000,000,000 voting shares through the Series D Preferred Stock; and 552,177,763 shares of common stock held) or approximately 85% of the shares available to vote for a matter brought before shareholders.

On or about July 28, 2021, the Company filed Articles of Amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware to reflect a name change from CoroWare, Inc. to CarbonMeta Technologies, Inc.

The Company was an SEC reporting company until October 2016, when the Company’s gross margins and financing costs became unsustainable, and the company ceased operations in October 2016. From 2017 - 2018, the Company investigated multiple business opportunities, but could not pursue them without investor support. In 2020, the Company began investigating emerging technologies and sustainable growth business opportunities related to the production of hydrogen and high value carbon products from organic waste streams. After careful consideration of the potential market opportunities and the partnership with Oxford University, the Company took the decision to raise capital in the public market and therefore become an SEC reporting company again.

The Company has six wholly-owned subsidiaries: CoroWare Technologies, Inc. (“CTI”), CoroWare Robotics Solutions, Inc. (“CRS”), Robotic Workspace Technologies, Inc. (“RWT”), Carbon Source, Inc. (“CS”), CoroWare Treasury, Inc. (“CWT”), and CarbonMeta Research Ltd. (“CMR”). The Company has two majority owned subsidiaries: a 50.1% interest in CarbonMeta Green Building Materials, LLC (joint venture with Salvum Corporation)(“CMGBM”) and a 51% interest in AriCon, LLC (“AriCon”).

CoroWare Technologies (“CTI”) was incorporated in the State of Florida on May 16, 2006 and its principal business was a software professional services company with a strong focus on information technology integration and robotics integration, business automation solutions and unmanned systems solutions to its customers in North America and Europe.

CoroWare Robotics Solutions, Inc. (“CRS”) was incorporated in the State of Texas on February 27, 2015, and its principal business was as a technology incubation company whose focus was on the delivery of mobile robotics and IOT products, solutions and services for university, government and corporate researchers, and enterprise customers. CRS’s business operations were discontinued in October 2016 when the Company’s gross margins and financing costs became unsustainable.

Robotic Workspace Technologies, Inc. (“RWT”) was incorporated in the State of Florida on July 1, 1994, and its principal business was developing and marketing open-architecture PC controls and related products that could improve the performance, applicability, and productivity of robots and other automated equipment. RWT’s business operations were discontinued in September 2007 when the Company’s losses became unsustainable.

Carbon Source, Inc. (“CS”) was incorporated in the State of Wyoming on June 14, 2021 and its principal business is waste reclamation technologies and processing.

CoroWare Treasury, Inc. (“CWT”) was incorporated in the State of Wyoming on July 6, 2021 and its principal business is acquisitions related to acquiring technologies and subsidiary businesses related to waste processing.

CarbonMeta Research Ltd. (‘CMR”) was incorporated in England and Wales on August 12, 2021 and its principal business will focus on the development of technologies and solutions for processing organic wastes and generating economically sustainable hydrogen and high-value carbon products. Using proprietary and patented technologies, it plans to implement new industrial methods using inexpensive, environmentally friendly catalysts that process collected plastic waste material into high value products such as hydrogen gas, graphene and carbon nanotubes.

CarbonMeta Green Building Materials, LLC (“CMGBM”) is a joint venture with Salvum Corporation organized on August 30, 2022 to develop and market construction mix products that are carbon negative (see Production Agreement below).

AriCon, LLC (“AriCon) was a joint venture that was intended to develop mobile robot platforms, applications, and solutions for the construction industry. In October 2016, AriCon ceased operations of all subsidiary business operations when the Company’s losses became unsustainable, and the Company was not able to obtain investment financing.

In the second quarter of fiscal year 2022, the company earned its first revenues with two customers. We believe that the Company will continue to grow its revenues through microwave catalysis trial projects with energy companies, and EarthCrete deployments with construction contractor companies. In addition, the company is actively pursuing federal government grants that can accelerate the Company’s anticipated growth of these businesses.

In 2021, the Company began investigating emerging technologies, strategic intellectual property partnerships, and sustainable growth business opportunities related to the production of hydrogen and high value carbon products from organic waste streams. Working cooperatively with Oxford University Innovation, CarbonMeta plans to implement proven and patented technologies to add value to organic waste streams. By utilizing these proven proprietary technologies, collected and captured plastic waste material can be upcycled to high value products such as carbon nanotubes (“CNTs”) and hydrogen gas.

CNTs can be used for improved electrical conduction and reinforcing materials that are used in a wide variety of industries including the automotive industry, aviation industry, medical industry, and construction. The number one growth driver is the increasing need for high performance batteries for the electric vehicle market.

Plastic waste is a cheap and abundant feedstock that will allow the Company to scale quickly and produce hydrogen gas for a competitive price.

In order to relaunch CarbonMeta in a new market and industry, the Company has adopted the following plan:

●	Acquire or develop patents that will help the Company establish its competitive position and generate service and royalty revenues with potential customers;
●	Form joint venture corporations with global energy partners and local communities to generate revenues from processing organic waste materials into high value products such as hydrogen gas, graphene and carbon nanotubes;
●	Form joint venture corporations with commercial construction contractors to form businesses that can produce “carbon negative” construction materials for green building projects;
●	Apply for government grants and loans in the United Kingdom, European Union and United States that encourage the development of high value production of hydrogen and high value carbon products from organic waste streams;
●	Develop new proprietary and patented technologies to implement new industrial methods that can use inexpensive, environmentally friendly catalysts to process collected plastic waste material into high value products such as hydrogen gas, graphene and carbon nanotubes; and
●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow rapidly during the next 3 years.

License Agreements

Oxford University Innovation Limited

On June 2, 2021, the Company (the “Licensee”) entered into a License Agreement (the “Agreement”) with Oxford University Innovation Limited (the “Licensor”). Under the terms of the Agreement, the Licensee will license the licensed technology (OUI Project- Hydrogen from plastics via microwave-initiated catalytic dehydrogenation). The Agreement is non-exclusive and includes the United States and European Union. Signing fees for the Agreement were £54,807 and have been paid in full by the Company. The Royalty Rate is 5% of gross sales. The Agreement comprises milestone fees as: (i) £20,000 upon the first commercial sale of a licensed product; (ii) £50,000 upon generating $1,000,000 in sales; (iii) £10,000 upon the successful grant of the US patent; and (iv) £10,000 upon the successful grant of the EU patent. Whether the company realizes product sales or not, the Company is subject to a minimum payment to Oxford University Innovation of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter.

The process that the Company licensed from Licensor for producing hydrogen and carbon products from waste plastics has not been demonstrated on a larger scale. It is not yet known whether the process will be cost-effective or profitable to implement on a larger scale. The Company has conducted tests to prove the percentage of carbon nanotubes up to 10 grams. The Company is working with a microwave reactor company to help demonstrate this process at a scale of 100 kilograms and 1,000 kilograms per day.

The Company has met the following milestones of its development plan set forth in the license agreement with Oxford University Innovation:

●	September 2021: established subsidiary in Oxford, United Kingdom
●	March 2022: produced 0.025 kilograms per day of marketable carbon nanotubes

Oxford University Innovation may terminate the license due to the company not using commercially reasonable efforts to develop, exploit and market the licensed technology in accordance with the development plan.

From July 2022 to present (see Service Award below), CarbonMeta Technologies has been working with University of Oxford on a project with a global multi-energy provider based in Europe to assess the feasibility of processing mixed plastic waste into clean hydrogen fuel and value-added carbon products using microwave catalysis on a large commercial scale.

Ecomena Limited

On December 2, 2021, the Company (“Licensee”) entered into a License of Agreement (the “Agreement”) with Ecomena Limited (an entity located in the United Kingdom) (“Licensor”). Under the terms of the Agreement, the Licensee will license the Licensed Technology to recycle industrial byproduct into cement free pavers and mortars that are environmentally friendly and continuously absorb carbon dioxide. The signing fees payable to the Licensor under the Agreement are £20,000 cash (approximately $27,247 at February 17, 2022) of which £10,000 has been paid by the Licensee, and 160,000,000 shares of the Company’s common stock, which was delivered to the Licensor on February 17, 2022. The royalty rate payable to the Licensor is 5% of product sales, subject to a minimum of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter. The term of the Agreement is five years from December 2, 2021 to December 2, 2026. The Licensee may terminate the Agreement for any reason at any time provided it gives Licensor six (6) months written notice to terminate expiring after December 2, 2024. If requested by the Licensee, the Licensor shall agree to the Agreement continuing in force after December 2, 2026. As of the date of this filing, the Agreement is still in effect.

Production Agreement

On January 11, 2022, the Company entered into an Interim Joint Product Development and Sales Representation Agreement (the “Agreement”) with Salvum Corporation. Under the terms of the Agreement, the parties agree to work together to develop both CarbonMeta’s proprietary cementless paver products known as “Cementless Paver” and Salvum’s proprietary concrete alternative products known as “Earthcrete.” During the Term, Salvum agrees to manufacture CarbonMeta’s proprietary cementless paver products known as “Cementless Paver”. CarbonMeta reserves the right to appoint other manufacturers of the products and/or to engage other sales representatives for CarbonMeta’s proprietary cementless paver products known as “Cementless Paver” outside the United States of America. Although the Interim Joint Product Development and Sales Representation Agreement with Salvum Corporation had a term of 180 days and expired on July 11, 2022, the companies continued to work together, and the companies formed CarbonMeta Green Building Materials, LLC (“CMGBM”) and signed an Operating Agreement for Management of CMGBM on August 28, 2022 that supersedes the Interim Joint Product Development and Sales Representation Agreement.

The Operating Agreement for Management of CMGBM (the “CMGBM Agreement”) provides for (1) the allocation of 501 Managing Membership units (50.1%) to CarbonMeta Technologies, Inc. (“COWI”) and 499 Managing Membership units (49.9%) to Salvum Corporation, (2) COWI capital contributions to CMGBM of (a) 250,000,000 shares of COWI common stock and (b) the assignment of the Ecomena Limited license agreement, and (3) Salvum Corporation capital contributions to CMGBM of (a) existing EarthCrete customer list and sales pipeline, and (b) license to use EarthCrete trademark worldwide. The CMGBM Agreement also provides that profits and losses (and distributions) of CMGBM shall be allocated on the basis of each Managing Member’s relative capital accounts and that a Managing Member may withdraw from CMGBM upon not less than six months prior written notice to each non-withdrawing Managing Member. As of December 31, 2022, the above capital contributions provided for in the CMGBM Agreement had not occurred and no significant operations of CMGBM had commenced.

Service Award

On June 10, 2022, our subsidiary, CarbonMeta Research Ltd. (“CMR”), was granted a Service Award (entitled “Waste Plastic Catalysis Proof of Concept”) from a business company located in Spain. The award provided for CMR to provide the customer with an initial prototype process for converting mixed waste plastic to hydrogen and solid carbon and for the customer to pay CMR a total of 50,000 Euros in four installments as certain milestones are met. As of December 31, 2022, all of the milestones had been met by CMR and CMR had invoiced The customer the full 50,000 Euros ($49,542), of which $40,103 was collected in the third quarter 2022 and $9,439 was collected in the fourth quarter 2022.

In October 2022, CMR was granted a second Service Award for 50,000 Euros to provide the customer with further details on the composition of the carbon products resulting from the microwave catalysis of waste plastics.  In December 2022, CMR invoiced the customer for 20,000 Euros, which was collected in January 2023. The project is expected to reach completion in June 2023.

In order to further grow its business, the Company plans to:

●	Develop and patent new microwave catalysis processes that can yield high value hydrogen and carbon products;

●	Work closely with commercial building and solar farm general contractors that want to purchase “carbon negative” construction materials that can generate carbon credits;

●	Acquire or develop patents that will help the Company generate royalty revenues with potential customers and partners, and protect the Company’s competitive position against potential competitors;

●	Develop new proprietary and patented technologies to implement new industrial methods that can use inexpensive, environmentally friendly catalysts to process collected plastic waste material into high value products such as hydrogen gas, graphene and carbon nanotubes;

●	seek out government programs in the United Kingdom, European Union and United States that encourage the development of high value production of hydrogen and high value carbon products from organic waste streams; and

●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow rapidly during the next 3 years.

Some potential joint venture candidates have been identified and discussions initiated. These candidates are within the Company’s core business model, serving commercial properties, accretive to cash flow, and geographically favorable. One of these joint ventures, CarbonMeta Green Building Materials LLC will be focused on the development at marketing of construction mix products that are carbon-negative. Two other joint ventures under discussion are focused on processing waste plastics into hydrogen and high value carbon products. We plan to fund these joint ventures with customer purchase orders and invoice payments, federal loans, federal grants, and commercial loans.

We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

Patents/Trademarks

We currently hold no patents or trademarks.

Research & Development

The Company will continue to engage in research and development expenses. These will consist primarily of salaries, and benefits for employees who are responsible for building new products as well as improving existing products. We will expense all of our research and development costs as they are incurred.

Compliance Expenses

Our company incurs annual expenses to comply with state corporate governance and business licensing requirements. We estimate these costs to be under $2,000 per year for the establishment of foreign corporations in other states that we plan to operate.

Labor and Other Supplies

We currently have one part-time employee. We contract all labor for public company governance services, website development, accounting, legal and daily activities outside of management.

Principal Products or Services and Markets

The Company is in the business of developing and marketing technologies and solutions that can process organic and construction wastes into economically high-value and ecologically sustainable products.

The Company is partnering with a microwave reactor manufacturer in the United States to “scale up” the patented waste plastics microwave processes that the Company licensed from Oxford University Innovation, and with a university partner in the United States to separate, purify and characterize carbon nanotubes that the UK and US developers shall produce.

The principal products that the Company intends to market comprise:

●	amorphous carbon, graphite, nano-graphite, graphene, carbon nanotubes, and hydrogen; and
●	carbon-negative building products that help alleviate climate change by capturing carbon dioxide (CO2) for renewable energy projects.

Seasonality

We do not expect any seasonality in our business.

Leases

The Company anticipates its most significant lease obligations will be classified as fixed assets that will be used in the normal course of its business. Some lease obligations may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we will consider in determining minimum lease payments. The leases will be classified as either operating leases or capital leases, as appropriate.

Governmental Regulation

At this moment, the Company is not subject to governmental and environmental regulations. As such the Company’s research subsidiary, CarbonMeta Research Ltd., will be prototyping and refining novel technologies, such as microwave catalysis of plastics and methane, and then transferring those developed and patented technologies into joint venture subsidiary companies.

Each joint venture subsidiary company would be subject to certain foreign, federal, state and local regulatory requirements relating to environmental, and health and safety matters; and will operate in compliance with the applicable regulatory requirements.

Environmental Regulation

When each joint venture subsidiary company becomes operational, the Company will disclose the material costs and liabilities that arose and may arise from these applicable regulatory requirements.

If a joint venture subsidiary company fails to comply with appropriate regulatory requirements, then the Company could be held liable for any resulting damages, and any liability could exceed the Company’s resources. The Company also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

In addition, the Company may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair the Company’s discovery, preclinical development or production efforts. The Company’s failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

Competition

CarbonMeta is pursuing a business strategy that is similar to other companies, but we will be using proprietary and patented technologies that are unique in the industry. Nevertheless, there are many other companies that are already producing carbon nanotubes, including:

●	Advanced Material Development
●	Carbon Solutions, Inc.
●	Cnano Technology.
●	First Graphene
●	Hyperion Catalysis
●	Nanocyl S.A.
●	NanoIntegris
●	Raymor Nanotech
●	Tuball

Our technologies may also allow us to compete with producers of grey, blue and green hydrogen gas. When utilizing electrical energy from sustainable sources, our hydrogen gas can be considered as green hydrogen and therefore sustainable.

As with the carbon nanotubes, there are many other companies that are already producing hydrogen gas, including:

●	PowerTap Hydrogen Capital Corp
●	Sunhydrogen Inc.
●	Ways2H
●	SGH2
●	Standard Hydrogen Corp
●	Powerhouse Energygroup
●	Hydrogen Utopia International
●	Japan Blue Energy
●	Wabash Valley Resources
●	Raven SR
●	Bayotech
●	Electro Active

Our potential competitors may have greater resources, better access to capital, longer histories, more intellectual property and lower cost operations.

They may secure better terms during the investment negotiation process, make strategic decisions more quickly than us and devote more capital to better performing investments than we do.

Our competitors may also enter into business combinations or alliances that strengthen their competitive positions.

Market opportunity

An estimated 8.3 billion metric tonnes of plastic waste have been generated to date, with a mere 9% of that volume being recycled, 12% incinerated and 79% going to landfills. In 2016, the world generated 242 million tonnes of plastic waste—12 percent of all municipal solid waste, according to The World Bank. This plastic waste primarily originated from three regions—57 million tonnes from East Asia and the Pacific, 45 million tonnes from Europe and Central Asia, and 35 million tonnes from North America.

Each year an additional 300 million tonnes of plastic waste are produced, which is projected to continue. According to the original study published in Science Advances, by 2050, there will be 12 billion metric tons of plastic in landfills.

Lack of proper waste management results in plastic waste reaching earth’s oceans. Several organizations are monitoring the abundance of plastic debris in rivers and oceans. Researchers, universities, and non-profit initiatives all conclude that plastic waste form a hazard for marine wildlife and should be captured, preferably before reaching earth’s oceans. Organizations such as The Ocean Cleanup are making great progress in capturing a portion of the plastic waste streams; however, processing this captured plastic is still a challenge.

Over the past few years, several organizations introduced methods to use plastic waste as a feedstock to produce high value materials. Some organizations offer plastic waste recycling solutions that transform unsorted, unwashed waste plastic into liquid fuels; however, these solutions do not address the worldwide objective of reducing greenhouse gas emissions.

Pyrolysis is a common technique used to convert plastic and organic wastes into energy, in the form of solid, liquid, and gaseous fuels. Different catalysts are used to improve the pyrolysis process and improve efficiency. However, catalysts are expensive, thus making the overall process less profitable. Moreover, this process is also energy-intensive, and the resulting oil product requires additional energy to be further refined. Pyrolysis also requires emission treatment technologies since some gasses produced through this method are toxic.

Working cooperatively with university and industry partners, CarbonMeta Technologies plans to implement new industrial processes that selectively break carbon-hydrogen bonds in plastics waste using inexpensive, environmentally friendly iron-based catalysts to yield high purity hydrogen and high value carbons. Using these proven proprietary technologies, collected plastic waste material can be upcycled to high value products such as hydrogen gas, graphene and carbon nanotubes.

Businesses worldwide are seeking solutions to decarbonize transportation and power generation; and affordable high purity carbon products for industrial processes such as steel production and electric vehicle batteries.

Hydrogen has been identified as an affordable and clean solution for decarbonizing transportation, and the market production has been projected to grow from $129B in 2020 to $219B in 2030.

●	https://www.grandviewresearch.com/industry-analysis/hydrogen-generation-market
●	https://www.globenewswire.com/news-release/2022/04/08/2419052/0/en/Hydrogen-Generation-Market-Size-Worth-USD-220-37-Billion-Globally-by-2028-at-5-6-CAGR-Fortune-Business-Insights.html

Today, hydrogen is primarily produced by processing natural gas, which results in the production of CO2, and increasingly by electrolyzing water into hydrogen and oxygen. With hydrogen demand expected to increase further, there is an urgent need to develop new low-carbon technologies to affordably produce hydrogen.

●	https://www.iea.org/reports/the-future-of-hydrogen
●	https://www.precedenceresearch.com/hydrogen-generation-market

Similarly, high purity carbon is in growing demand for steel production, electric vehicle battery anode production, and many industrial processes. The global graphite market has been projected to grow from $14B in 2019 to $21B in 2027.

●	https://www.alliedmarketresearch.com/graphite-market
●	https://www.fortunebusinessinsights.com/graphite-market-105322
●	https://www.globenewswire.com/en/news-release/2022/03/08/2399045/0/en/Graphite-Market-to-Worth-USD-25-70-Billion-by-2021-2028-Graphite-Industry-CAGR-of-8-2.html

Moreover, the carbon nanotubes market has been projected to grow from $876M in 2021 to $1.7B in 2026, although some market estimates are even larger. Market demand is being driven by the use of carbon nanotubes in protective coatings, lithium-ion batteries, mobile phones and computing devices.

●	https://www.marketsandmarkets.com/Market-Reports/carbon-nanotubes-139.html
●	https://www.fortunebusinessinsights.com/carbon-nanotubes-cnt-market-102700

Today, the majority of the world’s graphite is produced in China primarily through mining and increasingly by industrial production. Similarly, the majority of the world’s carbon nanotubes are produced in China using an energy intensive plasma vapor deposition process.

CarbonMeta Technologies is developing a technology that uses microwave catalysis to heat waste plastics and biowaste in the absence of oxygen to produce hydrogen and solid carbon without the generation of CO2. The technology, which was developed by the University of Oxford, is scalable and modular, and has the potential to process millions of tons of plastic worldwide.

CarbonMeta Technologies plans to achieve this scale through partnerships and joint venture partnerships with global energy companies, waste management companies, and waste remediation companies worldwide.

Growth Issues

Scalability

CarbonMeta has been and will continue to partner with leading edge materials research taking place at Oxford University and other universities that are developing unique solutions for processing organic waste into high value hydrogen and carbon products.

Insufficient Capital

Currently, CarbonMeta is confronted with the need to attract and retain a consistent investment source in order to grow our operations rapidly. If CarbonMeta is not funded properly, it will prevent us from capturing a significant portion of the market. To establish a first-mover advantage in this space, CarbonMeta is seeking funding from the capital markets which may include debt and equity offerings.

Production Lead Time

We anticipate that the lead time for the development of our first patented solution that will be commercially operational will be 18 months. This reflects equipment ordering, installation, development, testing, operational readiness, and market readiness.

Marketing Strategy

CarbonMeta shall market its hydrogen and carbon products to industrial customers that are developing higher capacity electrochemical energy storage, and construction customers that are seeking higher strength concrete materials, and tire manufacturers that are developing lower-resistance and longer wear tires for automobiles and trucks.

CarbonMeta shall market its carbon nanotube products to industrial customers that are developing higher capacity electrochemical energy storage, and construction customers that are seeking higher strength concrete materials, and tire manufacturers that are developing lower-resistance and longer wear tires for automobiles and trucks. The Company will implement a direct sales and marketing strategy to reach potential customers and generate revenues.

Employees

As of the date of this Report, we have one (1) part-time employee that serves as the Company’s sole officer and director. Our employee is not represented by a union. We consider relations with our employee to be positive and productive. We plan to expand our management team within the next 12 months to include certain officers for any acquisitions and any new subsidiaries or operational activities management deems necessary. We consider our relations with our employees and consultants to be in good standing. Please see DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS for additional information.

Available Information

Our website, www.carbonmetatech.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

Company Information

We are a Delaware corporation. Our corporate address is 20205 144th Ave NE, Woodinville, WA 98072, our telephone number is (844) 698-3777 and our website address is www.carbonmetatech.com. The information on our website is not a part of this Annual Report on Form 10-K. The Company’s stock is quoted under the symbol “COWI” on the OTC Markets “PINK.” The Company’s transfer agent is Empire Stock Transfer whose address is 1859 Whitney Mesa Dr., Henderson, NV, Tel: (702) 818-5898 Fax: (702) 974-1444.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our securities involves certain risks. Before deciding to invest in our common stock, you should consider carefully the following discussion of risks and uncertainties affecting us and our securities, together with other information in this Annual Report. Our business, business prospects, financial condition or results of operations could be seriously harmed as a result of these risks. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial, also may materially and adversely affect our business, financial condition and results of operations. Please also read carefully the section below entitled “Special Note Regarding Forward-Looking Statements.”

Risks Relating to Our Financial Condition

Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence of significant revenues, our significant losses from operations and our need for additional financing to fund all of our operations. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock.

We have limited operational history in an emerging industry, making it difficult to accurately predict and forecast business operation.

As we have less than ten years of corporate operational history and have yet to generate revenue under our new business model, it is extremely difficult to make accurate predictions and forecasts on our finances. This is compounded by the fact that we operate in both the carbon nanotubes and hydrogen sectors, which is a rapidly transforming technological sector. There is no guarantee that we will properly execute our business model in either sector.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced a net profit and may not in the near future, if at all. While we expect our revenue to grow, we have not achieved profitability and cannot be certain that we will be able to sustain our current growth rate or realize sufficient revenue to achieve profitability. Further, many of our competitors in the field of carbon nanotubes and hydrogen technology have a significantly larger user base and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern may be dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in continued equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing we secure in the future, could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

●	Demand for our products;

●	Our ability to obtain and retain existing customers;

●	Our ability to develop our carbon nanotubes and hydrogen products;

●	General economic conditions, both domestically and in foreign markets;

●	Advertising and other marketing costs;

●	Costs of producing the carbon nanotubes and hydrogen;

●	Retaining key personnel; and

●	Positive returns on our alternative investments.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of our stockholders.

Risks Relating to Our Business and Industry

The COVID-19 pandemic may materially and adversely affect our business and operations.

The impact on our business from the outbreak of the COVID-19 coronavirus is unknown at this time and difficult to predict. While vaccines are currently being administered in the United States and other countries throughout the world, at the current time the federal government and local states have instituted restrictions which could adversely affect the Company’s operations. The impact of COVID-19 has also created global supply chain challenges. These challenges create risk in the timing of delivery of kiosks and products. As outbreaks happen in certain areas of the supply chain it will create delays. Having redundancies in these areas to minimize timeline creep is not cost effective. Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Other potential adverse effects of COVID-19 might include, for example, our ability to meet projected goals through the continued availability of our workforce; adverse impacts from new laws and regulations affecting our business or increased cyber risks and reliance on technology infrastructure to support our business and operations, including through remote-work protocols. The specific impact that COVID-19 could have on these risks remains uncertain.

We have a history of losses, and we may not become profitable in the future.

The company has incurred losses in all the years since formation. Most of these investments were made in product development, engineering and some sales expenses. We may incur similar net losses for the foreseeable future.

We expect to continue to make significant future expenditures related to the development and expansion of our business, including:

●	investments in our research and development team and in the development of processing organic waste streams into higher value carbon and hydrogen products;
●	investments in sales and marketing, including expanding our sales force, increasing our customer base, increasing market awareness of our platform and development of new technologies;
●	expanding of our operations and infrastructure, including internationally; and
●	hiring additional employees.

CarbonMeta is changing its industry direction and business model

It will take 12-18 months to establish a firm direction towards revenue and profitability. The company will need to build out a new corporate leadership team, identify additional acquisition opportunities, and continue to work on and evolve its long-term business plan. The company is also incurring costs associated with general administration, including legal, accounting and other expenses related to being a public company upon completion of this offering.

As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Further, in future periods, our revenue growth rate could decline, and we may not be able to generate sufficient revenue to offset higher costs and achieve or sustain profitability. If we fail to achieve, sustain or increase profitability, our business and operating results could be adversely affected.

We have no operating history, which makes it difficult to predict our future results of operations.

The company was inactive from November 2016 through June 2020, which limits our ability to forecast our future results of operations and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, competition from other companies, attracting and retaining customers, hiring, integrating, training and retaining skilled personnel,

Changing global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions and trade relations with Asia, Europe and Latin America. These conditions could adversely affect our customers’ ability or willingness to purchase products and services and could adversely affect our operating results. In addition, companies that have competing products may reduce prices which could also reduce our average selling prices and harm our operating results.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to the early stages of our business model, the unpredictability of new markets that we enter and unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new subscriptions or the renewal rate for existing subscriptions falls short of our expectations.

As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

We may in the future be sued by third parties for alleged infringement of their proprietary rights.

The waste processing, carbon nanotube, and hydrogen production industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. Any adverse determination related to intellectual property claims or litigation could be material to our net income or cash flows of a particular quarter or could otherwise adversely affect our operating results.

Our quarterly results can fluctuate and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

We may fail to meet or exceed the expectations of securities analysts or investors, and the market price of our common stock or the trading price of the notes could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

●	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

●	the number of new employees added;

●	changes in our pricing policies whether initiated by us or as a result of intense competition;

●	the rate of expansion and productivity of our sales force;

●	new product and service introductions by our competitors;

●	our success in selling our products and services to large enterprises;

●	general economic conditions could adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their service, or delay a prospective customers’ purchasing decision, or reduce the value of new subscription contracts, or affect renewal rates, all of which could adversely affect our operating results;

●	the timing of customer payments and payment defaults by customers;

●	costs associated with acquisitions of companies and technologies;

●	extraordinary expenses such as litigation or other dispute-related settlement payments; and

●	the impact of new accounting pronouncements.

Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

As we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of your investment.

As part of our business strategy, we regularly evaluate acquisitions of complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

●	the potential failure to achieve the expected benefits of the combination or acquisition;

●	difficulties in and the cost of integrating operations, technologies, services and personnel;

●	diversion of financial and managerial resources from existing operations;

●	risk of entering new markets in which we have little or no experience;

●	potential write-offs of acquired assets or investments;

●	potential loss of key employees;

●	inability to generate sufficient revenue to offset acquisition or investment costs;

●	the inability to maintain relationships with customers and partners of the acquired business;

●	potential unknown liabilities associated with the acquired businesses;

●	unanticipated expenses related to acquired technology and its integration into existing technology;

●	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

●	delays in customer purchases due to uncertainty;

●	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

●	challenges caused by distance, language and cultural differences.

In addition, if we finance acquisitions by issuing additional convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed, and the value of your investment may decline.

The market for carbon nanotubes and hydrogen are volatile, and if it develops more slowly than we expect, our business could be harmed.

The market for producing carbon nanotubes and hydrogen is not as mature as the market for packaged enterprise software and hardware, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. If enterprises do not perceive the benefits of carbon nanotubes and hydrogen, then the market for these products and services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, we may make errors in predicting and reacting to relevant business trends, which could harm our business.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we plan to file patents, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

If we fail to develop our brands cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of the Carbon Source brand and our other brands in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable secure and useful services at competitive prices. In the past, our efforts to build our brands have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to successfully promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We are dependent on our management team and development and operations personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We have an employment agreement with our sole officer and director, Lloyd Spencer. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

Our sole officer and director holds similar positions at another public company

Mr. Spencer has been serving as a Director, President and Chief Executive Officer at CarbonMeta Technologies, Inc. (OTCPK:COWI) since November 2008 and currently serves as Secretary and Director of Deep Green Waste & Recycling, Inc. (OTCPK:DGWR).

We may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is to build a pipeline of carbon and hydrogen products that are marketable. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for sale to customers for any number of reasons. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and increasing customer base.

In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We expect to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

The United States does not have a nationwide recycling regulation that requires businesses to recycle. Although this is the case, many state and local governments have introduced their own waste and recycling mandates that commercial businesses must follow.

When we expand our operations to process organic gases and waste materials into carbon and hydrogen products, our operations will be subject to certain foreign, federal, state and local regulatory requirements relating to environmental, and health and safety matters. The company will operate in compliance with all applicable regulatory requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements.

If we fail to comply with appropriate regulatory requirements, then the Company could be held liable for any resulting damages, and any liability could exceed the Company’s resources. The Company also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

In addition, the Company may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair the Company’s discovery, preclinical development or production efforts.  The Company’s failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business is subject to changing regulations regarding corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with new and changing regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, our business may be harmed.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services.

We may be unable to manage growth, which may impact our potential profitability.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

●	Establish definitive business strategies, goals and objectives;

●	Maintain a system of management controls; and

●	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

We may not be able to compete successfully with other established companies offering the same or similar services and, as a result, we may not achieve our projected revenue and user targets.

If we are unable to compete successfully with other businesses in our existing market, we may not achieve our projected revenue and/or targets. We compete with both start-up and established financial and technology companies. Compared to our business, some of our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the carbon nanotubes and hydrogen sectors.

Failure to manage our rapid growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.

After funding, we expect to experience a period of rapid growth. To manage our anticipated future growth effectively, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to manage our rapid growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.

We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management and other employees are difficult to replace. We may not be able to retain highly qualified employees in the future which could adversely affect our business.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

We may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. While neither Delaware law nor our Articles of Incorporation or Bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have entered into an indemnification agreement with our President and intend to enter into similar agreements with other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

We may experience significant losses from operations.

Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Volatility in the price of our stock or failure to obtain stockholder approval for increases in the number of shares available for grant under our equity plans may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirements to expense equity awards may discourage us from granting the size or type of equity awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We may fail to realize the anticipated benefits of any acquisition.

The success of any acquisition will depend on, among other things, our ability to combine our businesses in a manner that does not materially disrupt existing relationships and that allows us to achieve operational synergies and capitalize on the increased brand recognition and customer base of the combined company. If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive or accelerate sales in near or long term.

The integration process could result in the loss of key employees; the disruption of our ongoing businesses; or inconsistencies in standards, controls, procedures, or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management’s attention from our core business and other opportunities that could have been beneficial to our shareholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition.

Further, the actual integration may result in additional and unforeseen expenses. Operational improvements and actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. If we are not able to adequately address these challenges, we may be unable to realize the anticipated benefits of the integration of any acquisition.

General Business Risks

Our business and operations may experience rapid growth. If we fail to manage our growth, our business and operating results could be harmed and we may have to incur significant expenditures to address the additional operational and control requirements of this growth.

We may experience rapid growth in our sales and operations, which may place significant demands on our management, operational and financial infrastructure. If we do not manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position. The required improvements may include: Enhancing our information and communication systems to attempt to optimize proper service to our customers, and Enhancing systems of internal controls to ensure timely and accurate reporting of all of our operations

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any measures we implement will ensure that we achieve and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We have no operating history under our new business model utilizing carbon nanotubes or hydrogen technology in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have no operating history under our new business model utilizing carbon nanotubes or hydrogen technology. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We cannot be certain that additional financing will be available on reasonable terms when required, or at all.

From time to time, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. We may need to raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Common Stock, and our existing stockholders may experience dilution.

Rapid technological changes.

The industries in which the Company intends to compete with are subject to rapid technological changes. No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies cannot or will not be overcome by technological advances in the respective industries rendering the Company’s technologies obsolete or non-competitive.

Lack of indications of product acceptability.

The success of the Company will be dependent upon its ability to develop commercially acceptable products and to sell such products in quantities sufficient to yield profitable results. To date, the Company has received no indications of the commercial acceptability of any of its proposed products. Accordingly, the Company cannot predict whether its products can be marketed and sold in a commercial manner.

Reliance upon third parties.

The Company does not intend on maintaining a significant technical staff nor does it intend on manufacturing its products. Rather it will rely heavily on consultants, contractors, and manufacturers to design, develop and manufacture its products. Accordingly, there is no assurance that such third parties will be available when needed at affordable prices.

Protection of intellectual property.

The success of the Company will be dependent, in part, upon the protection of its various proprietary technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions. In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company’s technologies, and its ability to compete in the market would be reduced significantly.

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. These actions could put the Company’s patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation, which could result in the negative perception by investors, which could cause the price of the Company’s common stock to decline dramatically.

Risks Related to Our Securities

The market price of our Common Stock may fluctuate, and you could lose all or part of your investment.

The offering price for our Common Stock will be set by us based on a number of factors and may not be indicative of prices that will prevail on OTC Markets “PINK” or elsewhere following this Offering. The price of our Common Stock may decline following this Offering. The stock market in general, and the market price of our Common Stock will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects.

Our financial performance, our industry’s overall performance, changing consumer preferences, technologies and advertiser requirements, government regulatory action, tax laws and market conditions in general could have a significant impact on the future market price of our Common Stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

●	actual or anticipated variations in our periodic operating results;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the press or investment community; and

●	our intentions and ability to list our Common Stock on a national securities exchange and our subsequent ability to maintain such listing.

We do not expect to declare or pay dividends in the foreseeable future.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our Common Stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

Because we do not have an audit or compensation committee, shareholders will have to rely on our directors, none of whom is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of an independent director. Indeed, we do not have any audit or compensation committee. The Board of Directors performs these functions as a whole. No members of the Board of Directors are an independent director. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Because we lack certain internal controls over financial reporting in that we do not have an audit committee and our Board of Directors has no technical knowledge of U.S. GAAP and internal control of financial reporting and relies upon the Company’s financial personnel to advise the Board on such matters, we are subject to increased risk related to financial statement disclosures.

We lack certain internal controls over financial reporting in that we do not have an audit committee and our Board of Directors has no technical knowledge of U.S. GAAP and internal control of financial reporting and relies upon the Company’s financial personnel to advise the Board on such matters. Accordingly, we are subject to increased risk related to financial statement disclosures.

Our sole officer and director holds a significant percentage of our outstanding voting securities, which could reduce the ability of minority shareholders to effect certain corporate actions.

Our sole officer and director, Lloyd Spencer, is the beneficial owner of 552,177,763 shares of common stock, 60,000 shares of Series D Preferred Stock, 85,000 shares of Series E Preferred Stock and 25,000 shares of Series G Preferred Stock, which controls 90% of the voting securities prior to the Offering and 83% of our outstanding voting securities after the Offering, assuming all 2,781,937,537 shares of common stock in this Offering are sold. Mr. Spencer is the owner of 100% of the Company’s issued and outstanding Series G Preferred stock. The Company’s Series G Preferred stock has voting rights equal to 5,000,000 votes per each one share. As such, Mr. Spencer has voting rights equal to 125,000,000,000 shares of common stock and thus control of any item brought before shareholders requiring a vote. As a result of this ownership, Mr. Spencer possesses and can continue to possess significant influence and can elect and can continue to elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Mr. Spencer’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There exists the potential risk and conflict of interest presented by the ability of Mr. Spencer to retain majority control of the Company’s voting power while reducing, potentially significantly, his economic interest in the Company’s shares. Although Mr. Spencer may be able to sell his entire economic interest in the Company’s common stock, Series D Preferred Stock and Series E Preferred Stock, Mr. Spencer would retain control over the company by maintaining his Series G Preferred Stock.

The preparation of our consolidated financial statements involves the use of estimates, judgments and assumptions, and our consolidated financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our consolidated financial statements and our business.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our Common Stock could be negatively affected.

Any trading market for our Common Stock will be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our Common Stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage or us, the market price and market trading volume of our Common Stock could be negatively affected.

Future issuances of our Common Stock or securities convertible into our Common Stock, or the expiration of lock-up agreements that restrict the issuance of new Common Stock or the trading of outstanding stock, could cause the market price of our Common Stock to decline and would result in the dilution of your shareholding.

Future issuances of our Common Stock or securities convertible into our Common Stock, and/or conversion of the Notes convertible into Common Stock, or the expiration of lock-up agreements that restrict the sale of Common Stock by selling shareholders, or the trading of outstanding stock, could cause the market price of our Common Stock to decline. We cannot predict the effect, if any, of the exercise of conversion of the Notes into Common Stock or other future issuances of our Common Stock or securities convertible into our Common Stock, or the future expirations of lock-up agreements, on the price of our Common Stock. In all events, future issuances of our Common Stock would result in the dilution of your shareholding. In addition, the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our Common Stock.

Our shares are subject to the penny stock rules, making it more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If the price of our Common Stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

Our Common Stock and Our Shareholders May Be Subject to Significant Dilution

If all Convertible Notes were converted as of the date of this filing, shareholders would undergo significant dilution to their holdings. Based on the latest trading price of our shares, the Company may be subject to issuing up to 95,655,086,230 shares of common stock assuming full conversion of all the notes, which would require more than 100% of the total authorized shares of common stock. See Convertible Notes in the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

Some of the convertible notes are convertible at floating rates below the then-prevailing market price and, as a result, the lower the stock price at the time the holder converts, the more common shares the holder gets. For these floating rate convertible notes, NOTE H – CONVERTIBLE DEBT, NET discloses the range of the discounts to the market price used to determine the conversion prices. For these floating rate convertible notes, there may be no limit on how low the conversion price can be, which means that there may be no limit on the number of shares that the company may be obligated to issue.

To the extent the noteholders convert these floating rate notes and then sell the common stock, the common stock price may decrease due to the additional shares in the market. This could allow the noteholders to receive greater amounts of common stock, the sales of which would further depress the stock price.

The interest payable on the convertible notes is also convertible into shares of common stock. Disclose that the lower the common stock price, the more shares of common stock the holders of the convertible debentures will receive in payment of interest. NOTE H – CONVERTIBLE DEBT, NET discloses the range of interest rates and how much has accrued as of a recent date.

The conversion of convertible notes may result in substantial dilution to the interests of other holders of common stock since noteholders may ultimately convert and sell the full amount issuable on conversion. Even if the noteholders are prohibited from converting notes if the shares would exceed a certain percentage of the company’s then-outstanding common stock (such as 4.99% or 9.99%), this restriction does not prevent the noteholders from converting and selling some of their holdings and then converting again to receive additional shares. In this way, the noteholders could sell more than these limits while never holding more than the limits. See Convertible Notes in the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

The table below shows the number of shares that could be issued upon conversion of the notes (including principal and accrued interest) based upon a reasonable range of market prices and conversion prices. The range includes market prices, 25% below, 50% below and 75% below the most recent closing prices.

	Number of Shares Issuable with Convertible Notes for Principal and Interest At and Below Market Price
Note Holder	100% $0.0002	25% Below $0.00015	50% Below $0.0001	75% Below $0.00005
Richard Wynns #2	469,751,511	626,335,348	939,503,022	1,879,006,044
Richard Wynns #3	459,666,844	612,889,126	919,333,689	1,838,667,378
Westmount International Holdings	4,955,415,700	6,607,220,933	9,910,831,400	19,821,662,800
Barclay Lyons	551,283,400	735,044,533	1,102,566,800	2,205,133,600
Redwood Management	967,475,133	1,289,966,844	1,934,950,267	3,869,900,533
Blackbridge Capital #1	430,712,274	574,283,031	861,424,547	1,722,849,094
Blackbridge Capital #3	53,972,278	71,963,037	107,944,556	215,889,111
Premier IT Solutions	374,479,912	499,306,549	748,959,824	1,497,919,647
Kelburgh Ltd.	217,830,588	290,440,784	435,661,176	871,322,353
Raphael Cariou #2	104,981,166	139,974,888	209,962,332	419,924,665
Raphael Cariou #3	2,411,179,091	3,214,905,455	4,822,358,182	9,644,716,365
Raphael Cariou #4	2,709,041,437	3,612,055,249	5,418,082,874	10,836,165,747
AGS Capital Group- Note #1	1,163,882,000	1,551,842,667	2,327,764,000	4,655,528,000
AGS Capital Group- Note #2	1,521,270,286	2,028,360,381	3,042,540,571	6,085,081,143
Tangiers Investment Group #2	183,152,517	183,152,517	183,152,517	183,152,517
Tangiers Investment Group #3	27,771,683	27,771,683	27,771,683	27,771,683
Tangiers Investment Group #4	82,257,750	82,257,750	82,257,750	82,257,750
Tangiers Investment Group #5	1,289,589,400	1,719,452,533	2,579,178,800	5,158,357,600
Tangiers Investment Group #6	117,628,260	117,628,260	117,628,260	117,628,260
Tangiers Investment Group #7	116,132,740	116,132,740	116,132,740	116,132,740
Tangiers Investment Group #8*	292,449,400	292,449,400	292,449,400	292,449,400
Zoom Marketing	492,864,157	657,152,209	985,728,314	1,971,456,627
LG Capital #1	625,877,133	834,502,844	1,251,754,267	2,503,508,533
LG Capital #2	469,409,733	625,879,644	938,819,467	1,877,638,933
LG Capital #3	417,932,667	557,243,556	835,865,333	1,671,730,667
Burrington Capital #2	481,006,944	641,342,593	962,013,889	1,924,027,778
Patrick Ferro	322,909,450	430,545,933	645,818,900	1,291,637,800
Dakota Capital	2,187,123,500	2,916,164,667	4,374,247,000	8,748,494,000
Barry Liben	264,000,000	352,000,000	528,000,000	1,056,000,000
Lloyd Spencer*	352,458,150	352,458,150	352,458,150	352,458,150
Jared Robert	347,082,278	462,776,370	694,164,556	1,388,329,111
MacRab	173,048,050	224,065,333	336,098,000	672,196,000
BHP Capital NY	128,205,500	128,205,500	128,205,500	128,205,500
Quick Capital #1	128,205,500	128,205,500	128,205,500	128,205,500
Robert Papiri Defined Benefit Plan #1	51,265,750	51,265,750	51,265,750	51,265,750
Robert Papiri Defined Contribution Plan	12,816,450	12,816,450	12,816,450	12,816,450
RGP Capital Partners #1	12,816,450	12,816,450	12,816,450	12,816,450
RGP Capital Partners #2	127,342,500	127,342,500	127,342,500	127,342,500
RGP Capital Partners #3	75,443,850	75,443,850	75,443,850	75,443,850
Robert Papiri Defined Benefit Plan #2	50,000,000	50,000,000	50,000,000	50,000,000
Quick Capital #2	50,000,000	50,000,000	50,000,000	50,000,000
Total	25,269,731,432	33,090,326,410	48,731,516,365	95,655,086,230

As of the date of this filing, the Company has 19,172,538,816 shares of common stock outstanding. In the event the Company were required to issue additional shares of common stock for the conversion of all outstanding convertible notes, the Company would have a deficit of available shares of common stock to issue. As such, the Company may be required to increase the number of shares of authorized common stock or implement a reverse stock split of its outstanding common stock in order to have the required number of shares to issue. Lloyd Spencer, the Company’s sole officer and director, can increase the number of authorized common or preferred shares to any amount even if other shareholders disagree since Mr. Spencer holds high-voting securities (Series G Preferred Stock) and has voting control over any matter submitted for shareholder approval. Such increases in authorized common or preferred shares and the issuance of a significant number of shares upon conversion and exercise of the convertible notes and preferred stock and exercise of the warrants would have a negative impact on the price of the company’s shares and significant dilutive effects on company shareholders.

Beginning in 2021, the Company began working cooperatively with note holders to extinguish dilutive convertible notes, as well as working cooperatively with note holders to amend dilutive convertible notes with fixed conversion features. The company continues to work cooperatively with noteholders with the objective of extinguishing or renegotiating dilutive convertible notes, although we can offer no guarantee that these negotiations will be successful. The Company does not anticipate that it will issue any additional convertible notes with variable conversion features, but that it may issue additional convertible notes with fixed price conversion features in an effort to extinguish the former.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we are taking advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Company’s initial public offering, (b) in which we have total annual revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of common stock held by non-affiliates did not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates did not equal or exceed $700 million as of the prior December 31.

Because we subject the above listed reduced reporting requirements, investors may not be able to compare us to other companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current office space is located at 13110 NE 177th Place., Suite 145, Woodinville, WA 98072. As our operations grow, we anticipate requiring additional space during the third quarter of 2022. We are currently entered into a month to month lease, but we believe will be at our current office space for the foreseeable future.

We believe that our facilities are adequate for our current needs and that, if required, we will be able to expand our current space or locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

During the normal course of its business, the Company may be subject to occasional legal proceedings and claims. There are currently no legal proceedings or claims asserted against the Company or its subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Common Stock of the Company is currently trading on the OTC Markets “PINK” under the symbol “COWI.” The following information reflects the high and low closing prices of the Company’s common stock on the OTC Markets “PINK.”

Quarterly period	High	Low
Fiscal year ended December 31, 2022:
First Quarter	$0.0005	$0.0002
Second Quarter	$0.0004	$0.0002
Third Quarter	$0.0007	$0.0002
Fourth Quarter	$0.0003	$0.0002

Fiscal year ended December 31, 2021:
First Quarter	$0.0051	$0.0001
Second Quarter	$0.0023	$0.0006
Third Quarter	$0.0022	$0.0005
Fourth Quarter	$0.0010	$0.0003

Holders

As of December 31, 2022, the approximate number of stockholders of record of the Common Stock of the Company was 241.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Except as set forth below, during the period covered by this Annual Report, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a registration statement on Form 1-A or S-1 or in a current report on Form 8-K.

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Please read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto, as well as the “Risk Factors” and “Description of Business” sections included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors”.

Overview

CarbonMeta Technologies, Inc. (f/k/a CoroWare, Inc.) (“CarbonMeta”, the “Company”, “we”, “us”, or “our”) is a publicly quoted environmental research and development company that is commercializing technologies for processing organic wastes into hydrogen and high-value carbon products economically and sustainably.

The Company was incorporated on July 8, 2001, under the laws of the State of Delaware, as SRM Networks, Inc. In connection with the acquisition of Hy-Tech Computer Systems, Inc. on January 31, 2003, the Company changed its name to Hy-Tech Technology Group, Inc. In connection with the Agreement and Plan of Merger Robotics Workspace Technology, Inc., Innova Holdings, Inc. and the Company’s wholly owned subsidiary, RWT Acquisition, Inc., dated July 21, 2004, the Company’s name changed to Innova Holdings, Inc. Subsequently, on November 20, 2006, the Company changed its name to Innova Robotics and Automation, Inc. and then on April 23, 2008, the Company changed its name to CoroWare, Inc. On or about July 28, 2021, the Company filed Articles of Amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware to reflect a name change from CoroWare, Inc. to CarbonMeta Technologies, Inc.

The Company was a reporting company with the Securities and Exchange Commission until October 2016, when the Company’s gross margins and financing costs became unsustainable.  In 2020, the Company began investigating emerging technologies and sustainable growth business opportunities related to the production of hydrogen and high value carbon products from organic waste streams.  After careful consideration of the potential market opportunities and the partnership with Oxford University, the Company took the decision to raise capital in the public market and therefore become an SEC reporting company again.

The Company has six wholly-owned subsidiaries: CoroWare Technologies, Inc. (“CTI”), CoroWare Robotics Solutions, Inc. (“CRS”), Robotic Workspace Technologies, Inc. (“RWT”), Carbon Source, Inc. (“CS”), CoroWare Treasury, Inc. (“CWT”), and CarbonMeta Research Ltd. (“CMR”). The Company has two majority owned subsidiaries: a 50.1% interest in CarbonMeta Green Building Materials, LLC (joint venture with Salvum Corporation)(“CMGBM”) and a 51% interest in AriCon, LLC (“AriCon”).

CoroWare Technologies (“CTI”) was incorporated in the State of Florida on May 16, 2006 and its principal business was a software professional services company with a strong focus on information technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

CoroWare Robotics Solutions, Inc. (“CRS”) was incorporated in the State of Texas on February 27, 2015, and its principal business was as a technology incubation company whose focus was on the delivery of mobile robotics and IOT products, solutions and services for university, government and corporate researchers, and enterprise customers. CRS’s business operations were discontinued in October 2016 when the Company’s gross margins and financing costs became unsustainable.

Robotic Workspace Technologies, Inc. (“RWT”) was incorporated in the State of Florida on July 1, 1994, and its principal business was developing and marketing open-architecture PC controls and related products that could improve the performance, applicability, and productivity of robots and other automated equipment. RWT’s business operations were discontinued in September 2007 when the Company’s losses became unsustainable.

Carbon Source, Inc. (“CS”) was incorporated in the State of Wyoming on June 14, 2021 and its principal business is waste reclamation technologies and processing.

CoroWare Treasury, Inc. (“CWT”) was incorporated in the State of Wyoming on July 6, 2021 and its principal business is acquisitions related to acquiring technologies and subsidiary businesses related to waste processing.

CarbonMeta Research Ltd. (‘CMR”) was incorporated in England and Wales on August 12, 2021 and its principal business will focus on the development of technologies and solutions for processing organic wastes and generating economically sustainable hydrogen and high-value carbon products. Using proprietary and patented technologies, it plans to implement new industrial methods using inexpensive, environmentally friendly catalysts that process collected plastic waste material into high value products such as hydrogen gas, graphene and carbon nanotubes.

CarbonMeta Green Building Materials, LLC (“CMGBM”) is a joint venture with Salvum Corporation organized on August 30, 2022 to develop and market construction mix products that are carbon negative (see Production Agreement below).

AriCon, LLC (“AriCon) was a joint venture that was intended to develop mobile robot platforms, applications, and solutions for the construction industry. In October 2016, AriCon ceased operations of all subsidiary business operations when the Company’s losses became unsustainable, and the Company was not able to obtain investment financing.

In 2021, the Company began investigating emerging technologies, strategic intellectual property partnerships, and sustainable growth business opportunities related to the production of hydrogen and high value carbon products from organic waste streams. Working cooperatively with Oxford University Innovation, CarbonMeta plans to implement proven and patented technologies to add value to organic waste streams. By utilizing these proven proprietary technologies, collected and captured plastic waste material can be upcycled to high value products such as carbon nanotubes (“CNTs”) and hydrogen gas.

CNTs can be used for improved electrical conduction and reinforcing materials that are used in a wide variety of industries including the automotive industry, aviation industry, medical industry, and construction. The number one growth driver is the increasing need for high performance batteries for the electric vehicle market.

Plastic waste is a cheap and abundant feedstock that will allow the Company to scale quickly and produce hydrogen gas for a competitive price.

License Agreements

Oxford University Innovation Limited

On June 2, 2021, the Company (the “Licensee”) entered into a License Agreement (the “Agreement”) with Oxford University Innovation Limited (the “Licensor”). Under the terms of the Agreement, the Licensee will license the licensed technology (OUI Project- Hydrogen from plastics via microwave-initiated catalytic dehydrogenation). The Agreement is non-exclusive and includes the United States and European Union. Signing fees for the Agreement were £54,807 and have been paid in full by the Company. The Royalty Rate is 5% of gross sales. The Agreement comprises milestone fees as: (i) £20,000 upon the first commercial sale of a licensed product; (ii) £50,000 upon generating $1,000,000 in sales; (iii) £10,000 upon the successful grant of the US patent; and (iv) £10,000 upon the successful grant of the EU patent. Whether the company realizes product sales or not, the Company is subject to a minimum payment to Oxford University Innovation of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter.

The process that the Company licensed from Licensor for producing hydrogen and carbon products from waste plastics has not been demonstrated on a larger scale. It is not yet known whether the process will be cost-effective or profitable to implement on a larger scale. The Company has conducted tests to prove the percentage of carbon nanotubes up to 10 grams. The Company is working with a microwave reactor company to help demonstrate this process at a scale of 100 kilograms and 1,000 kilograms per day.

The Company has met the following milestones of its development plan set forth in the license agreement with Oxford University Innovation:

●	September 2021: established subsidiary in Oxford, United Kingdom
●	March 2022: produced 0.025 kilograms per day of marketable carbon nanotubes

Oxford University Innovation may terminate the license due to the company not using commercially reasonable efforts to develop, exploit and market the licensed technology in accordance with the development plan.

From July 2022 to present (see Service Award below), CarbonMeta Technologies has been working with University of Oxford on a project with a global multi-energy provider based in Europe to assess the feasibility of processing mixed plastic waste into clean hydrogen fuel and value-added carbon products using microwave catalysis on a large commercial scale.

Ecomena Limited

On December 2, 2021, the Company (“Licensee”) entered into a License of Agreement (the “Agreement”) with Ecomena Limited (an entity located in the United Kingdom) (“Licensor”). Under the terms of the Agreement, the Licensee will license the Licensed Technology to recycle industrial byproduct into cement free pavers and mortars that are environmentally friendly and continuously absorb carbon dioxide. The signing fees payable to the Licensor under the Agreement are £20,000 cash (approximately $27,247 at February 17, 2022) of which £10,000 has been paid by the Licensee, and 160,000,000 shares of the Company’s common stock, which was delivered to the Licensor on February 17, 2022. The royalty rate payable to the Licensor is 5% of product sales, subject to a minimum of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter. The term of the Agreement is five years from December 2, 2021 to December 2, 2026. The Licensee may terminate the Agreement for any reason at any time provided it gives Licensor six (6) months written notice to terminate expiring after December 2, 2024. If requested by the Licensee, the Licensor shall agree to the Agreement continuing in force after December 2, 2026. As of the date of this filing, the Agreement is still in effect.

Production Agreement

On January 11, 2022, the Company entered into an Interim Joint Product Development and Sales Representation Agreement (the “Agreement”) with Salvum Corporation. Under the terms of the Agreement, the parties agree to work together to develop both CarbonMeta’s proprietary cementless paver products known as “Cementless Paver” and Salvum’s proprietary concrete alternative products known as “EarthCrete.” During the Term, Salvum agrees to manufacture CarbonMeta’s proprietary cementless paver products known as “Cementless Paver”. CarbonMeta reserves the right to appoint other manufacturers of the products and/or to engage other sales representatives for CarbonMeta’s proprietary cementless paver products known as “Cementless Paver” outside the United States of America. Although the Interim Joint Product Development and Sales Representation Agreement with Salvum Corporation had a term of 180 days and expired on July 11, 2022, the companies continued to work together, and the companies formed CarbonMeta Green Building Materials, LLC (“CMGBM”) and signed an Operating Agreement for Management of CMGBM on August 28, 2022 that supersedes the Interim Joint Product Development and Sales Representation Agreement.

The Operating Agreement for Management of CMGBM (the “CMGBM Agreement”) provides for (1) the allocation of 501 Managing Membership units (50.1%) to CarbonMeta Technologies, Inc. (“COWI”) and 499 Managing Membership units (49.9%) to Salvum Corporation, (2) COWI capital contributions to CMGBM of (a) 250,000,000 shares of COWI common stock and (b) the assignment of the Ecomena Limited license agreement, and (3) Salvum Corporation capital contributions to CMGBM of (a) existing EarthCrete customer list and sales pipeline, and (b) license to use EarthCrete trademark worldwide. The CMGBM Agreement also provides that profits and losses (and distributions) of CMGBM shall be allocated on the basis of each Managing Member’s relative capital accounts and that a Managing Member may withdraw from CMGBM upon not less than six months prior written notice to each non-withdrawing Managing Member. As of December 31, 2022, the above capital contributions provided for in the CMGBM Agreement had not occurred and no significant operations of CMGBM had commenced.

Service Award

On June 10, 2022, our subsidiary, CarbonMeta Research Ltd. (“CMR”), was granted a Service Award (entitled “Waste Plastic Catalysis Proof of Concept”) from a European global energy supplier. The award provides for CMR to provide the customer with an initial prototype process for converting mixed waste plastic to hydrogen and solid carbon and for the customer to pay CMR a total of 50,000 Euros in four installments as certain milestones are met. As of September 30, 2022, all of the milestones had been met by CMR and CMR had invoiced the customer the full 50,000 Euros ($49,542), of which $40,103 was collected in the third quarter 2022 and $9,439 has been collected in the fourth quarter 2022.

In October 2022, CMR was granted a second Service Award for 50,000 Euros to provide the customer with further details on the composition of the carbon products resulting from the microwave catalysis of waste plastics.  In December 2022, CMR invoiced the customer for 20,000 Euros, which was collected in January 2023. The project is expected to reach completion in June 2023.

The below discussions are as of the date stated (unless specifically noted otherwise) and should be read in conjunction with financial statements and notes thereto for the applicable period referenced. These discussions may include information that has since changed and may not be consistent with other sections of this Annual Report.

Results of Operations:

For the years ended December 31, 2022 versus December 31, 2021:

	31-Dec-22	31-Dec-21	$ Change
Gross revenue	$76,276	$-	$76,726
Operating expenses	803,501	428,502-	374,999
Loss from operations	(727,225)	(428,502)	298,723
Other Income (expense)	1,127,657	8,697,449	(7,569,792)
Net Income	400,432	8,268,947	(7,868,515)
Net income per share - basic and diluted	$0.00	$0.00	$0.00

Revenues

For the year ended December 31, 2022, revenues were $76,276 compared to revenues of $- during the year ended December 31, 2021. For the year ended December 31, 2022, the Company had two customers. The first is a European global energy industry for whom we are in a technology assessment project to evaluate our microwave catalysis process for mixed waste plastics. The Company has a contractual agreement with this customer for the technology assessment project. The second is a construction contractor with expertise in the deployment of solar farm systems.  The Company has a Interim Joint Product Development and Sales Representation Agreement with this customer, and the companies subsequently signed a Joint Venture Agreement on August 28, 2022 that supersedes the Interim Joint Product Development and Sales Representation Agreement. For the year ended December 31, 2021, the Company had no customers.

Operating Expenses

For the years ended December 31, 2022 and 2021, operating expenses were $803,501 and $428,502, respectively. For the year ended December 31, 2022, operating expenses were largely attributable to legal and professional fees of $284,502, accrued executive compensation of $150,000 and investor relation fees of $72,774.

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to identify potential acquisitions, joint ventures and licensing opportunities.

We incurred $20,193 and $0 in research and development expenses during the years ended December 31, 2022 and 2021, respectively.

We incurred $150,000 and $150,000 in compensation expenses during the years ended December 31, 2022 and 2021, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

For the years ended December 31, 2022 and 2021, loss from operations was $727,225 and $428,502, respectively.

Other Income (Expenses)

For the years ended December 31, 2022 and 2021, other income (expenses) was $1,127,657 and $8,697,449, respectively. During the year ended December 31, 2022, other income (expenses) were largely attributable to a gain on derivative liability of $2,247,918 offset by interest expense of ($1,113,261).

Net Income (Loss)

For the years ended December 31, 2022 and 2021, net income was $400,432 and $8,268,947, respectively. The decrease in net income for the year ended December 31, 2022 was largely attributable to a gain on derivative liability of $9,809,916 for the year ended December 31, 2021.

Liquidity and Capital Resources

	For the Years Ended December 31,
	2022	2021
Cash (used in) provided by:
Operating Activities	$(299,197)	$(429,392)
Investing Activities	-	(126,380)
Financing Activities	281,556	566,345
Net increase in cash and restricted cash	$(10,194)	$10,573

For the years ended December 31, 2022 and 2021, net cash (used in) operating activities was ($299,197) and ($429,392), respectively. The decrease in net cash (used in) operating activities for the year ended December 31, 2022 was largely attributable to net income of $400,432, accounts payable and accrued expenses of $1,238,306, offset by a gain from derivative liabilities of ($2,247,918).

For the years ended December 31, 2022 and 2021, net cash (used in) investing activities was $- and ($126,380), respectively.

For the years ended December 31, 2022 and 2021, cash provided by financing activities was $281,556 and $566,345, respectively. The decrease in net cash provided from financing activities for the year ended December 31, 2022 was largely attributable to a decrease in net proceeds from the sale of common stock as compared to the year ended December 31, 2021.

At December 31, 2022, we had current assets of $24,061, current liabilities of $24,810,798, a working capital deficit of $24,786,687 and an accumulated deficit of $64,003,956.

At December 31, 2021, we had current assets of $40,573, current liabilities of $26,046,833, a working capital deficit of $26,006,260 and an accumulated deficit of $64,404,388.

Financing Needs

In order to fund our operations, we rely upon direct investments with accredited investors, joint ventures, and customer revenues. Once the Company becomes profitable, we intend to fund our operations from free cash flow.

At present, the Company only has sufficient funds to conduct its operations for three to six months. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

If we are not successful in generating sufficient liquidity from Company operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. In the event there is a downturn in the U.S. stock and debt markets, this could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders.

Satisfaction of Outstanding Liabilities

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources to satisfy these outstanding liabilities. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. Please see NOTE C - GOING CONCERN for further information.

Convertible Notes

At December 31, 2022 and December 31, 2021, the Company had $2,160,034 and $1,987,425 in outstanding convertible debt, net, respectively. At December 31, 2022 and December 31, 2021, the Company had $1,781,104 and $1,781,104 of outstanding default principal, respectively. If all Convertible Notes were converted, shareholders would undergo significant dilution to their holdings.

The Company’s legacy financing contains unfavorable terms that contributed to dilution and negatively impacted the Company’s market price, and therefore posed a challenge to attracting investment under more favorable. During the year ended December 31, 2021, the Company began the process of extinguishing or renegotiating the terms of this unfavorable legacy debt.   During the year ended December 31, 2022, the Company began realizing revenues, and intends to grow its business with key customers directly and through joint venture companies. As a result, the Company has been able to attract investments with third parties that are more favorable to the company, thereby reducing potential dilution.

Please see NOTE H – CONVERTIBLE DEBT, NET for further information.

Debt

At December 31, 2022 and December 31, 2021, the Company had $15,157,952 and $14,142,762 in total debt, exclusive of derivative liabilities, respectively. Please see NOTES F, G, H, I, J and K for further information.

Required Capital Over the Next Twelve Months

We expect to incur losses from operations for the near future. We believe we will have to raise an additional $2,500,000 to fund our operations over the next twelve months, including roughly $50,000 to remain current in our filings with the SEC. The additional funds will be utilized for hiring ancillary staff and key personnel, corporate website and SEO development, acquisition(s) in the waste and recycling management sector and day-to-day operations.

Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

If additional financing is not available or is not available on acceptable terms, we may be required to delay or alter our business plan based on available financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See the Notes to the Financial Statements for more information.

OTC Bulletin Board Considerations

As discussed elsewhere in this registration statement, the Company’s common stock is currently traded on the OTC Markets “PINK” under the symbol “COWI.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CarbonMeta Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarbonMeta Technologies, Inc. (the “Company”) as of December 31, 2022 and December 31, 2021 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of CarbonMeta Technologies, Inc. as of December 31, 2022 and December 31, 2021 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative liability – Refer to Note L to the consolidated financial statements

As described in Note L to the consolidated financial statements, the Company’s consolidated balance sheet at December 31, 2022 included a derivative liability relating to certain convertible debt and convertible preferred stock of $9,652,846. The determination of the fair value of the derivative liability was calculated using a Black-Scholes option pricing model and required management to make significant estimates and assumptions and involved a high degree of subjectivity.

The principal considerations for our determination that performing procedures relating to the valuation of the derivative liability is a critical audit matter are (i) the significant judgement by management when developing the valuations and (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures relating to the valuations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among other things, evaluating the appropriateness of the assumptions used and the estimation methodology applied in the valuations.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C. (PCAOB ID: 822)

Freeport, New York

April 20, 2023

We have served as the Company’s auditor since 2022.

CARBONMETA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash	$379	$10,573
Accounts receivable	20,525	-
Inventory	3,157	-
Prepaid consulting fees	-	30,000
Total Current Assets	24,061	40,573

Property and equipment, net of accumulated depreciation of $18,235 and $2,704 at December 31, 2022 and 2021, respectively	28,889	44,420
Licenses, net of accumulated amortization of $32,229 and $4,603 at December 31, 2022 and 2021, respectively	138,274	74,653
TOTAL ASSETS	$191,224	$159,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,457,444	$10,641,864
Obligations collateralized by receivables	206,236	206,236
Convertible debt, net	2,160,034	1,987,425
Notes payable	154,873	127,873
Notes payable - related parties	199,415	199,415
Small Business Administration loan	979,950	979,950
Derivative liability	9,652,846	11,904,070
Total Current Liabilities	24,810,798	26,046,833
TOTAL LIABILITIES	$24,810,798	$26,046,833

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Redeemable convertible preferred stock, Series A, $0.001 par value, 125,000 shares authorized, 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series B, $0.001 par value, 525,000 shares authorized, 159,666 and 159,666 shares issued and outstanding	160	160
Redeemable convertible preferred stock, Series C, $0.001 par value, 500,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series D, $0.001 par value, 500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding	100	100
Redeemable convertible preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 821,377 and 791,567 shares issued and outstanding, respectively	821	791
Redeemable convertible preferred stock, Series F, $0.001 par value, 500,000 shares authorized, 190,000 and 180,000 shares issued and outstanding	190	180
Redeemable convertible preferred stock, Series G, $0.001 par value, 500,000 shares authorized, 25,000 and 25,000 shares issued and outstanding	25	25
Common stock; 35,000,000,000 and 35,000,000,000 shares authorized at $0.0001 par value, 18,831,386,254 and 17,592,057,165 shares issued, respectively; 18,643,205,254 and 17,403,876,165 shares outstanding, respectively	1,883,139	1,759,206
Additional paid-in capital	37,515,219	36,775,736
Treasury stock – 188,181,000 shares of common stock	(18,997)	(18,997)
Accumulated other comprehensive income	3,725	-
Accumulated deficit	(64,003,956)	(64,404,388)
TOTAL STOCKHOLDERS’ DEFICIT	(24,619,574)	(25,887,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$191,224	$159,646

The accompanying notes are an integral part of these consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Contract services revenue	$76,276	$-

Operating expenses:
Executive compensation	150,000	150,000
Legal and professional fees	284,502	88,767
Investor relations	72,774	53,334
Consulting fees	30,125	75,170
Sales and marketing	84,462	666
Research and development	20,193	-
Amortization of license	27,625	4,603
Depreciation of equipment	15,531	2,704
Other operating expenses	118,289	53,258
Total operating expenses	803,501	428,502

Operating (loss)	(727,225)	(428,502)

Other income (expenses):
Gain (loss) from derivative liability	2,247,918	9,809,916
Interest expense	(1,113,261)	(923,274)
Gain (loss) from debt settlement	(7,000)	160,807
Consulting fees relating to the Mutual Release and Settlement Agreement dated July 19, 2021 with Y.A. Global Investments, LP (Note H)	-	(350,000)
Total other income (expenses) - net	1,127,657	8,697,449

Income before income taxes	400,432	8,268,947
Income tax provision	-	-
Net income	$400,432	$8,268,947

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted-average common shares outstanding:
Basic	18,681,962,287	14,804,048,985
Diluted	57,095,568,151	47,767,986,291
Comprehensive income (loss):
Net income	$400,432	$8,268,947
Foreign currency translation adjustments	3,725	-
Comprehensive income	$404,157	$8,268,947

The accompanying notes are an integral part of these consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the years ended December 31, 2021 and 2020

	Preferred Stock						Common Stock		Additional	Treasury	Accumulated	Accumulated Other
	Series B	Series D	Series E	Series F	Series G	Amount	Shares	Amount	Paid-In Capital	Stock	Deficit	Comprehensive Income	Total

Balances, December 31, 2020	159,666	100,000	791,567	180,000	25,000	$1,256	13,701,742,065	$1,370,174	$31,543,325	$(18,997)	$(72,673,335)		$(39,777,577)
Common stock issued for convertible debt	-	-	-	-	-	-	3,150,315,100	315,032	4,942,492	-	-		5,257,524
Sale of common stock, net of stock issue costs of $6,081	-	-	-	-	-	-	740,000,000	74,000	289,919	-	-		363,919
Net income for year ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	8,268,947		8,268,947
Balances, December 31, 2021	159,666	100,000	791,567	180,000	25,000	$1,256	17,592,057,165	$1,759,206	$36,775,736	$(18,997)	$(64,404,388)		$(25,887,187)
Common stock issued for license	-	-	-	-	-	-	160,000,000	16,000	48,000	-	-		64,000
Common stock issued for services	-	-	-	-	-	-	223,333,334	22,333	57,667	-	-		80,000
Common stock and warrants issued in connection with convertible notes financings, net of placement agent fee of $1,350	-	-	-	-	-	-	220,527,775	22,053	247,403	-	-		269,456
Common stock issued for accrued executive compensation	-	-	-	-	-	-	428,571,428	42,857	107,143	-	-		150,000
Common stock issued for accrued consulting fees	-	-	-	-	-	-	206,896,552	20,690	279,310	-	-		300,000
Preferred stock adjustments	-	-	29,810	10,000	-	40	-	-	(40)	-	-		-
Foreign currency translation adjustments												3,725	3,725
Net income for year ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	400,432	-	400,432
Balances, December 31, 2022	159,666	100,000	821,377	190,000	25,000	$1,296	18,831,386,254	$1,883,139	$37,515,219	$(18,997)	$(64,003,956)	$3,725	$(24,619,574)

The accompanying notes are an integral part of these consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

OPERATING ACTIVITIES:
Net income (loss) for the period	$400,432	$8,268,947
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of equipment	15,531	2,704
Amortization of license	27,625	4,603
Amortization of debt discounts	173,509	3,822
Stock based compensation	80,000	-
Loss (gain) from debt settlement	7,000	(160,807)
Loss (gain) from derivative liability	(2,247,918)	(9,809,916)
Changes in operating assets and liabilities:
Accounts receivable	(20,525)	-
Inventory	(3,157)	-
Prepaid consulting fees	30,000	(30,000)
Accounts payable and accrued expenses	1,238,306	1,291,255
NET CASH (USED IN) OPERATING ACTIVITIES	(299,197)	(429,392)

INVESTING ACTIVITIES:
Purchase of equipment	-	(47,124)
Acquisition of license	-	(79,256)
NET CASH USED IN INVESTING ACTIVITIES	-	(126,380)

FINANCING ACTIVITIES:
Proceeds from obligations collateralized by receivables	-	-
Payments towards obligations collateralized by receivables	-	(15,000)
Proceeds from convertible debt financings	256,556	200,000
Payments towards convertible debt	-	(17,886)
Proceeds from sales of common stock	-	363,919
Proceeds from notes payable	30,000	-
Payments towards notes payable	(5,000)	(6,250)
Proceeds from related party loans	-	112,062
Payments towards related party loans	-	(70,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	281,556	566,345

EXCHANGE RATE EFFECT ON CASH	7,447	-

NET INCREASE (DECREASE) IN CASH	(10,194)	10,573
CASH, BEGINNING OF PERIOD	10,573	-
CASH, END OF PERIOD	$379	$10,573

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common Stock issued in satisfaction of accrued executive compensation	$150,000	$-
Common stock issued for accrued consulting fees	$300,000	$-
Common stock issued for accrued consulting fees	$25,000	$-
Common Stock issued for license	$64,000	$-
Common Stock and Warrants issued in connection with convertible note financings	$244,456	$-
Common stock issued in satisfaction of convertible notes and accrued interest	$-	$5,257,524

The accompanying notes are an integral part of these consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE A – ORGANIZATION

CarbonMeta Technologies, Inc. (f/k/a CoroWare, Inc.) (“CarbonMeta”, the “Company”, “we”, “us”, or “our”) is a publicly quoted environmental research and development company that is commercializing technologies for processing organic wastes into hydrogen and high-value carbon products economically and sustainably.

The Company was incorporated on June 8, 2001 under the laws of the State of Nevada as SRM Networks, Inc. In connection with the acquisition of Hy-Tech Computer Systems, Inc. on January 31, 2003, the Company changed its name to Hy-Tech Technology Group, Inc. In connection with the Agreement and Plan of Merger of Robotics Workspace Technology, Inc., Innova Holdings, Inc. and the Company’s wholly owned subsidiary, RWT Acquisition, Inc., dated July 21, 2004, the Company’s name changed to Innova Holdings, Inc. Subsequently, the Company redomiciled in the State of Delaware and on November 20, 2006, the Company changed its name to Innova Robotics and Automation, Inc. and then on April 23, 2008, the Company changed its name to CoroWare, Inc. On or about July 28, 2021, the Company filed Articles of Amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware to reflect a name change from CoroWare, Inc. to CarbonMeta Technologies, Inc.

The Company has six wholly-owned subsidiaries: CoroWare Technologies, Inc. (“CTI”), CoroWare Robotics Solutions, Inc. (“CRS”), Robotic Workspace Technologies, Inc. (“RWT”), Carbon Source, Inc. (“CS”), CoroWare Treasury, Inc. (“CWT”), and CarbonMeta Research Ltd. (“CMR”). The Company has two majority owned subsidiaries: a 50.1% interest in CarbonMeta Green Building Materials, LLC (joint venture with Salvum Corporation)(“CMGBM”) and a 51% interest in AriCon, LLC (“AriCon”).

CoroWare Technologies, Inc. (“CTI”) was incorporated in the State of Florida on May 16, 2006, was administratively dissolved on November 19, 2016, and its principal business was a software professional services company with a strong focus on information technology integration and robotics integration, business automation solutions, and unmanned systems solutions to its customers in North America and Europe.

CoroWare Robotics Solutions, Inc. (“CRS”) was incorporated in the State of Texas on February 27, 2015, and its principal business was as a technology incubation company whose focus was on the delivery of mobile robotics and IOT products, solutions and services for university, government and corporate researchers, and enterprise customers. CRS’s business operations were discontinued in October 2016 when the Company’s gross margins and financing costs became unsustainable.

Robotic Workspace Technologies, Inc. (“RWT”) was incorporated in the State of Florida on July 1, 1994, was administratively dissolved on September 25, 2009, and its principal business was developing and marketing open-architecture PC controls and related products that could improve the performance, applicability, and productivity of robots and other automated equipment. RWT’s business operations were discontinued in September 2007 when the Company’s losses became unsustainable.

Carbon Source, Inc. (“CS”) was incorporated in the State of Wyoming on June 14, 2021 and its principal business is waste reclamation technologies and processing.

CoroWare Treasury, Inc. (“CWT”) was incorporated in the State of Wyoming on July 8, 2021 and its principal business is acquisitions related to acquiring technologies and subsidiary businesses related to waste processing.

CarbonMeta Research Ltd. (‘CMR”) was incorporated in England and Wales on August 12, 2021 and its principal business is the development of technologies and solutions for processing organic wastes and generating economically sustainable hydrogen and high-value carbon products. Using proprietary and patented technologies, it plans to implement new industrial methods using inexpensive, environmentally friendly catalysts that process collected plastic waste material into high value products such as hydrogen gas, graphene and carbon nanotubes.

CarbonMeta Green Building Materials, LLC (“CMGBM”) is a joint venture with Salvum Corporation organized on August 30, 2022 to develop and market construction mix products that are carbon negative (see Production Agreement below).

AriCon, LLC (“AriCon”) was a joint venture that was intended to develop mobile robot platforms, applications, and solutions for the construction industry. In October 2016, AriCon ceased operations of all subsidiary business operations when the Company’s losses became unsustainable, and the Company was not able to obtain investment financing.

In 2021, the Company began investigating emerging technologies, strategic intellectual property partnerships, and sustainable growth business opportunities related to the production of hydrogen and high value carbon products from organic waste streams. Working cooperatively with Oxford University Innovation, CarbonMeta plans to implement proven and patented technologies to add value to organic waste streams. By utilizing these proven proprietary technologies, collected and captured plastic waste material can be upcycled to high value products such as carbon nanotubes (“CNTs”) and hydrogen gas.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE A – ORGANIZATION (continued)

CNTs can be used for improved electrical conduction and reinforcing materials that are used in a wide variety of industries including the automotive industry, aviation industry, medical industry, and construction. The number one growth driver is the increasing need for high performance batteries for the electric vehicle market.

Plastic waste is a cheap and abundant feedstock that will allow the Company to scale quickly and produce hydrogen gas for a competitive price.

License Agreements

Oxford University Innovation Limited

On June 2, 2021, the Company (the “Licensee”) entered into a License Agreement (the “Agreement”) with Oxford University Innovation Limited (the “Licensor”). Under the terms of the Agreement, the Licensee will license the licensed technology (OUI Project- Hydrogen from plastics via microwave-initiated catalytic dehydrogenation). The Agreement is non-exclusive and includes the United States and European Union. Signing fees for the Agreement were £54,807 and have been paid in full by the Company. The Royalty Rate is 5% of gross sales. The Agreement comprises milestone fees as: (i) £20,000 upon the first commercial sale of a licensed product; (ii) £50,000 upon generating $1,000,000 in sales; (iii) £10,000 upon the successful grant of the US patent; and (iv) £10,000 upon the successful grant of the EU patent. Whether the company realizes product sales or not, the Company is subject to a minimum payment to Oxford University Innovation of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter.

The process that the Company licensed from Licensor for producing hydrogen and carbon products from waste plastics has not been demonstrated on a larger scale. It is not yet known whether the process will be cost-effective or profitable to implement on a larger scale. The Company has conducted tests to prove the percentage of carbon nanotubes up to 10 grams. The Company is working with a microwave reactor company to help demonstrate this process at a scale of 100 kilograms and 1,000 kilograms per day.

The Company has met the following milestones of its development plan set forth in the license agreement with Oxford University Innovation:

●	September 2021: established subsidiary in Oxford, United Kingdom
●	March 2022: produced 0.025 kilograms per day of marketable carbon nanotubes

Oxford University Innovation may terminate the license due to the company not using commercially reasonable efforts to develop, exploit and market the licensed technology in accordance with the development plan.

From July 2022 to present (see Service Award below), CarbonMeta Technologies has been working with University of Oxford on a project with a global multi-energy provider based in Europe to assess the feasibility of processing mixed plastic waste into clean hydrogen fuel and value-added carbon products using microwave catalysis on a large commercial scale.

Ecomena Limited

On December 2, 2021, the Company (“Licensee”) entered into a License of Agreement (the “Agreement”) with Ecomena Limited (an entity located in the United Kingdom) (“Licensor”). Under the terms of the Agreement, the Licensee will license the Licensed Technology to recycle industrial byproduct into cement free pavers and mortars that are environmentally friendly and continuously absorb carbon dioxide. The signing fees payable to the Licensor under the Agreement are £20,000 cash (approximately $27,247 at February 17, 2022), of which £10,000 has been paid by the Licensee, and 160,000,000 shares of the Company’s common stock, which was delivered to the Licensor on February 17, 2022. The royalty rate payable to the Licensor is 5% of product sales, subject to a minimum of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter. The term of the Agreement is five years from December 2, 2021 to December 2, 2026. The Licensee may terminate the Agreement for any reason at any time provided it gives Licensor six (6) months written notice to terminate expiring after December 2, 2024. If requested by the Licensee, the Licensor shall agree to the Agreement continuing in force after December 2, 2026. As of the date of this filing, the Agreement is still in effect.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE A – ORGANIZATION (continued)

Production Agreement

On January 11, 2022, the Company entered into an Interim Joint Product Development and Sales Representation Agreement (the “Agreement”) with Salvum Corporation. Under the terms of the Agreement, the parties agree to work together to develop both CarbonMeta’s proprietary cementless paver products known as “Cementless Paver” and Salvum’s proprietary concrete alternative products known as “EarthCrete.” During the Term, Salvum agrees to manufacture CarbonMeta’s proprietary cementless paver products known as “Cementless Paver”. CarbonMeta reserves the right to appoint other manufacturers of the products and/or to engage other sales representatives for CarbonMeta’s proprietary cementless paver products known as “Cementless Paver” outside the United States of America. Although the Interim Joint Product Development and Sales Representation Agreement with Salvum Corporation had a term of 180 days and expired on July 11, 2022, the companies continued to work together, and the companies formed CarbonMeta Green Building Materials, LLC (“CMGBM”) and signed an Operating Agreement for Management of CMGBM on August 28, 2022 that supersedes the Interim Joint Product Development and Sales Representation Agreement.

The Operating Agreement for Management of CMGBM (the “CMGBM Agreement”) provides for (1) the allocation of 501 Managing Membership units (50.1%) to CarbonMeta Technologies, Inc. (“COWI”) and 499 Managing Membership units (49.9%) to Salvum Corporation, (2) COWI capital contributions to CMGBM of (a) 250,000,000 shares of COWI common stock and (b) the assignment of the Ecomena Limited license agreement, and (3) Salvum Corporation capital contributions to CMGBM of (a) existing EarthCrete customer list and sales pipeline, and (b) license to use EarthCrete trademark worldwide. The CMGBM Agreement also provides that profits and losses (and distributions) of CMGBM shall be allocated on the basis of each Managing Member’s relative capital accounts and that a Managing Member may withdraw from CMGBM upon not less than six months prior written notice to each non-withdrawing Managing Member. As of December 31, 2022, the above capital contributions provided for in the CMGBM Agreement had not occurred and no significant operations of CMGBM had commenced.

Service Award

On June 10, 2022, our subsidiary, CarbonMeta Research Ltd. (“CMR”), was granted a Service Award (entitled “Waste Plastic Catalysis Proof of Concept”) from a business company located in Spain. The award provided for CMR to provide the customer with an initial prototype process for converting mixed waste plastic to hydrogen and solid carbon and for the customer to pay CMR a total of 50,000 Euros in four installments as certain milestones are met. As of December 31, 2022, all of the milestones had been met by CMR and CMR had invoiced the customer the full 50,000 Euros ($49,542), of which $40,103 was collected in the third quarter 2022 and $9,439 was collected in the fourth quarter 2022.

In October 2022, CMR was granted a second Service Award for 50,000 Euros to provide the customer with further details on the composition of the carbon products resulting from the microwave catalysis of waste plastics.  In December 2022, CMR invoiced the customer for 20,000 Euros, which was collected in January 2023. The project is expected to reach completion in June 2023.

In order to further grow its business, the Company plans to:

●	Develop and patent new microwave catalysis processes that can yield high value hydrogen and carbon products;

●	Work closely with commercial building and solar farm general contractors that want to purchase “carbon negative” construction materials that can generate carbon credits;

●	Acquire or develop patents that will help the Company generate royalty revenues with potential customers and partners, and protect the Company’s competitive position against potential competitors;

●	Develop new proprietary and patented technologies to implement new industrial methods that can use inexpensive, environmentally friendly catalysts to process collected plastic waste material into high value products such as hydrogen gas, graphene and carbon nanotubes;

●	seek out government programs in the United Kingdom, European Union and United States that encourage the development of high value production of hydrogen and high value carbon products from organic waste streams; and

●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow rapidly during the next 3 years.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE A – ORGANIZATION (continued)

Some potential joint venture candidates have been identified and discussions initiated. These candidates are within the Company’s core business model, serving commercial properties, accretive to cash flow, and geographically favorable. One of these joint ventures, CarbonMeta Green Building Materials LLC will be focused on the development at marketing of construction mix products that are carbon negative. Two other joint ventures under discussion are focused on processing waste plastics into hydrogen and high value carbon products. We plan to fund these joint ventures with customer purchase orders and invoice payments, federal loans, federal grants, and commercial loans.

We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of our lack of resources and our inability to provide a prospective business opportunity with significant capital.

Principal Products or Services and Markets

The Company is in the business of developing and marketing technologies and solutions that can process organic and construction wastes into economically high-value and ecologically sustainable products.

The Company is partnering with a microwave reactor manufacturer in the United States to “scale up” the patented waste plastics microwave processes that the Company licensed from Oxford University Innovation, and with a university partner in the United States to separate, purify and characterize carbon nanotubes that the UK and US developers shall produce.

The principal products that the Company intends to market comprise:

●	amorphous carbon, graphite, nano-graphite, graphene, carbon nanotubes, and hydrogen; and
●	carbon-negative building products that help alleviate climate change by capturing carbon dioxide (CO2) for renewable energy projects.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of CarbonMeta Technologies, Inc. and its six wholly-owned subsidiaries, CoroWare Technologies, Inc., CoroWare Robotics Solutions, Inc., Robotic Workspace Technologies, Inc., Carbon Source, Inc., CoroWare Treasury, Inc., and CarbonMeta Research Ltd., and its two majority owned subsidiaries CarbonMeta Green Building Materials, LLC and ARiCon, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of CarbonMeta Research Ltd. (“CMR”) is the Great Britain pound (“GBP”); the functional currency of the Company and its other subsidiaries is the United States dollar. The assets and liabilities of CMR are translated at the GBR currency exchange rate at the end of the period ($1.210159 at December 31, 2022), the revenues and expenses of CMR are translated at the GBP average exchange rates during the period ($1.281871 for the year ended December 31, 2022), and stockholders’ equity (deficit) of CMR is translated at the historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of December 31, 2022 and December 31, 2021. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has not experienced any losses in such accounts. As of December 31, 2022 and December 31, 2021, the Company did not have bank balances that exceeded the FDIC insured limits.

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

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. There were no changes in estimated useful lives for the periods presented. The estimated useful lives are:

Computer equipment and software	5 years
Filament production equipment	3 years

Licenses

The licenses acquired from Oxford University Innovation Limited and Ecomena Limited (see Note A) are stated at cost less accumulated amortization. For the Oxford license, amortization is calculated using the straight-line method over the 10-year estimated life of the license. For the Ecomena license, amortization is calculated using the straight-line method over the 5-year term of the license.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The Company follows FASB ASC 820-10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts receivable and accounts payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported in the balance sheet for its notes and loans payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the marketplace.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2022 and December 31, 2021, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(9,652,846)	$-	$(9,652,846)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2021	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(11,904,070)	$-	$(11,904,070)

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for FASB ASC 815, Derivatives and Hedging (“ASC 815”).

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards under “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the preferred stock transaction and the effective conversion price embedded in the preferred stock. ASC 815 provides that, among other things, generally, if an event is not within the entity’s control, could or require net cash settlement, then the contract shall be classified as an asset or a liability.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Revenue Recognition

The Company will recognize revenue for its sales of energy products pursuant to the License Agreements with Oxford University Innovation Limited and Ecomena Limited (see Note A) when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Product sales will be recognized by us generally at the time product is shipped. Shipping and handling costs will be included in cost of goods sold.

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the years ended December 31, 2022 and 2021 were $20,193 and $0, respectively.

Basic and Diluted Loss per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with FASB ASC 260, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflects the potential dilution that could occur if stock options, convertible securities and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company currently has convertible debt and preferred stock, which, if converted, as of December 31, 2022 and 2021, would have caused the Company to issue diluted shares totaling 38,413,605,864 and 32,963,937,306, respectively.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of December 31, 2022 and 2021, the Company has issued, and has outstanding, shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company. The Board of Directors has sole discretion to declare dividends based on the Company’s financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. At December 31, 2022 and 2021, there were cumulative undeclared dividends to Preferred Series B shareholders of $127,728 and $119,750, respectively, the obligation for which is contingent on declaration by the board of directors. At December 31, 2022 and 2021, there were accrued unpaid declared dividends of $15,969 and $15,969, respectively (which are included in accounts payable and accrued expenses).

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE C – GOING CONCERN

The Company has a working capital deficit of $24,786,737 and $26,006,260 as of December 31, 2022 and 2021, respectively. The Company has accumulated deficits of $64,003,956 and $64,404,388 as of December 31, 2022 and 2021, respectively. Additionally, the Company is in default of substantially all of its debt and other obligations (see Notes F, H, I and K). Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Computer equipment and software	$1,325	$1,325
Filament production equipment	45,799	45,799
Subtotal	47,124	47,124
Less: accumulated depreciation	(18,235)	(2,704)
Property and equipment, net	$28,889	$44,420

Depreciation of equipment expense for the years ended December 31, 2022 and 2021 was $15,531 and $2,704, respectively.

NOTE E – LICENSES, NET

The licenses, net, consist of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
License acquired from Oxford University Innovation Limited on June 2, 2021 (see Note A)	$79,256	$79,256
License acquired from Ecomena Limited effective February 17, 2022 (see Note A)	91,247	-
Subtotal	170,503	79,256
Accumulated amortization	(32,229)	(4,603)
License, net	$138,274	$74,653

Amortization of licenses expense for the years ended December 31, 2022 and 2021 was $27,625 and $4,603, respectively.

At December 31, 2022, the expected future amortization of licenses expense was:

Fiscal year ending December 31:
2023	$26,175
2024	26,175
2025	26,175
2026	26,175
2027	10,327
Thereafter	23,247
Total	$138,274

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accounts payable	$1,434,142	$1,344,631
Accrued interest	6,362,570	5,422,526
Accrued CEO compensation	874,500	874,500
Accrued CarbonMeta Research, Ltd. Board of Directors fees	63,314	-
Accrued payroll	110,335	111,368
Deferred compensation to Chief Technology Officer of Company subsidiary, CoroWare Technologies, Inc.	230,993	230,993
Payroll taxes payable	1,998,735	1,998,735
Commissions payable	221,188	221,188
Accrued consulting fees relating to the Mutual Release and Settlement Agreement dated July 19, 2021 with Y.A. Global Investments, LP (Note H)	50,000	350,000
Accrued dividends on Series B Preferred Stock	15,969	15,969
License fee payable to Ecomena Limited	13,624	-
Other	82,074	71,954
Total	$11,457,444	$10,641,864

The accounts payable of $1,434,142 at December 31, 2022, which substantially all relate to year 2016 and prior, are liabilities of:

December 31,
2022
CarbonMeta Technologies, Inc.	$229,673
CoroWare Technologies, Inc.	1,157,662
CoroWare Robotics Solutions, Inc.	34,353
Carbon Source, Inc.	3,197
AriCon, LLC	9,257
Total	$1,434,142

The payroll taxes payable of $1,998,735 and commissions payable of $221,188 at December 31, 2022, which also substantially all relate to year 2016 and prior, are all liabilities of CoroWare Technologies, Inc. On October 28, 2021, the Company CEO submitted an Offer in Compromise with the Internal Revenue Service to satisfy the trust fund portion (approximately $1,400,000) of the liability for $534,457 and paid $106,891 to the Internal Revenue Service with the offer. To date, the Internal Revenue Service has not yet accepted or declined this Offer in Compromise.

NOTE G –OBLIGATIONS COLLATERALIZED BY RECEIVABLES, NET

Obligations collateralized by receivables consist of:

	December 31,	December 31,
	2022	2021
Knight Capital July 16, 2015 arrangement	$-	$-
Quick Fix Capital August 17, 2015 arrangement	48,907	48,907
Power Up January 8, 2016 arrangement	14,232	14,232
Power Up April 12, 2016 arrangement	67,645	67,645
Power Up April 28, 2016 arrangement	29,696	29,696
Power Up June 2, 2016 arrangement	45,756	45,756
Total	$206,236	$206,236

The financing arrangements relating to the above liabilities were entered into between CoroWare Technologies, Inc. (“CTI”), a subsidiary of the Company, and lenders in 2015 and 2016. The agreements provided for financing plus debt discounts for CTI to repay to the lenders. The terms of repayment require CTI to remit to the lenders certain percentages of future receivables collections until such time as the balances are paid in full.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE H – CONVERTIBLE DEBT, NET

Convertible debt, net, consists of:

				Principal Balance at		Accrued Interest Balance at
Lender	Interest Rate	Default Rate	Conversion Price	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Westmount Holdings International, Ltd – loan date January 12, 2010 due on demand	14.00%	14.00%	(1)	$537,317	$537,317	$968,268	$893,044
Tangiers Investment Group, LLC – loan date March 9, 2013 and due date of March 9, 2014, in technical default	10.00%	20.00%	(2)	-	-	891	891
Tangiers Investment Group, LLC – loan date March 27, 2014 and due date of March 27, 2015, in technical default	10.00%	20.00%	(2)	75,000	75,000	122,219	107,219
Tangiers Investment Group, LLC – due on demand	0.00%	15.00%	$0.0006	47,000	47,000	62,892	62,892
Tangiers Investment Group, LLC – loan date October 11, 2016 and due date of October 20, 2017, in technical default	0.00%	20.00%	$0.0006	10,000	10,000	6,663	6,663
Tangiers Investment Group, LLC – loan date January 30, 2017 and due date of January 30, 2018, in technical default	10.00%	20.00%	$0.0006	30,910	30,910	18,445	18,445
Tangiers Investment Group, LLC – loan date July 19, 2021 and due date of July 19, 2022	10.00%	20.00%	$0.001	105,000	105,000	15,275	4,775
Tangiers Investment Group, LLC – loan date September 8, 2021 and due date of September 8, 2022	10.00%	20.00%	$0.001	105,000	105,000	13,779	3,279
Tangiers Investment Group, LLC – loan date March 21, 2022 and due date of March 21, 2023	12.00%	16.00%	$0.0002	55,000	-	5,153	-
Lloyd T. Spencer (the Company’s sole officer and director) – loan date March 7, 2022 and due date of March 7, 2023	12.00%	16.00%	$0.0002	66,000	-	6,488	-
Dakota Capital Pty, Ltd – loan date April 8, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(3)	200,000	200,000	244,482	216,482
Zoom Marketing – loan date August 23, 2013 and due date of January 23, 2014, in technical default	5.00%	10.00%	(8)	65,000	65,000	62,319	55,819
Burrington Capital, LLC – loan date April 2, 2014 and due date of October 1, 2014, in technical default	10.00%	15.00%	(12)	25,000	25,000	64,897	52,447
Patrick Ferro – loan date April 3, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(13)	26,825	26,825	38,704	34,948
Barry Liben – loan date April 3, 2014 and due date of December 31, 2014, in technical default	0.00%	0.00%	(13)	52,800	52,800	-	-
Jared Robert – loan date December 10, 2014 and due date of June 10, 2015, in technical default	10.00%	15.00%	(12)	20,000	20,000	44,867	35,883
Raphael Cariou – loan date August 3, 2012 and due date of February 3, 2013, in technical default	10.00%	15.00%	(4)	7,000	7,000	25,227	20,763
Raphael Cariou – loan date March 12, 2015 and due date of September 12, 2015, in technical default	24.00%	29.00%	(4)	82,178	82,178	684,080	493,167
Raphael Cariou - loan date March 12, 2015 and due date of September 12, 2015, in technical default	24.00%	29.00%	(4)	94,178	94,178	766,739	552,242
Redwood Management, LLC – loan date of March 21, 2011 and due date of March 18, 2013, in technical default	14.00%	14.00%	(1)	123,936	123,936	170,680	153,329
AGS Capital Group, LLC – loan date of February 25, 2013 and due date of February 25, 2014, in technical default	14.00%	14.00%	(9)	8,640	8,640	117,931	101,485
AGS Capital Group, LLC – loan date of February 25, 2013 and due date of February 25, 2014, in technical default	14.00%	14.00%	(9)	42,000	42,000	123,437	101,941
Tim Burgess – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	$1.00	50,000	50,000	144,414	136,914
Azriel Nagar – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	$1.00	50,000	50,000	144,414	136,914
Kelburgh, Ltd – loan date of February 12, 2012 and due date of March 22, 2012, in technical default	10.00%	15.00%	(8)	13,000	13,000	52,363	43,311
Premier IT Solutions – loan date of October 5, 2011 and due date of March 5, 2012, in technical default	10.00%	15.00%	(7)	21,962	21,962	92,994	77,073
LG Capital Funding, LLC – loan date of March 11, 2014 and due date of March 11, 2015, in technical default	12.00%	24.00%	(11)	32,000	32,000	63,817	56,137
LG Capital Funding, LLC – loan date of January 7, 2015 and due date of January 7, 2016, in technical default	12.00%	24.00%	(11)	20,625	20,625	37,044	32,094
LG Capital Funding, LLC – loan date of March 11, 2014 and due date of March 11, 2015, in technical default	12.00%	24.00%	(11)	24,000	24,000	47,863	42,103
Barclay Lyons – loan date of January 28, 2011 and due date of July 28, 2011 in technical default	21.00%	36.00%	(6)	10,750	10,750	45,354	41,484
Blackridge Capital, LLC – loan date of April 2, 2011 and due date of July 28, 2011 in technical default	10.00%	15.00%	(7)	6,985	6,985	125,231	106,920
Blackridge Capital, LLC – loan date of February 21, 2014 and due date of September 21, 2014 in technical default	8.00%	8.00%	(10)	5,000	5,000	4,912	4,152
Julian Herskowitz – loan date of July 8, 2003 and due date of January 8, 2004 in technical default	8.00%	15.00%	(15)	-	-	16,287	16,287
Patrick Tuohy – loan date of April 1, 2014 and due date of December 31, 2014 in technical default	14.00%	14.00%	(12)	-	-	153	153
Richard Wynns – loan date July 22, 2005 and due date of December 31, 2006, in technical default	5.00%	5.00%	$0.15	7,500	7,500	7,502	7,127
Richard Wynns - loan date July 26, 2010 and due date of December 31, 2011, in technical default	10.00%	10.00%	(5)	93,997	93,997	117,472	108,072
MacRab LLC – loan date May 10, 2022 and due date of May 10, 2023	12.00%	16.00%	$0.0002	33,056	-	2,554	-
BHP Capital NY Inc. - loan date July 14, 2022 and due date of July 14, 2023	12.00%	12.00%	$0.0002	25,000	-	1,397	-
Quick Capital LLC - loan date July 14, 2022 and due date of July 14, 2023	12.00%	12.00%	$0.0002	25,000	-	1,397	-
Quick Capital LLC - loan date November 1, 2022 and due date of November 1, 2023	12.00%	16.00%	$0.0002	10,000	-	201	-
Robert Papiri Defined Benefit Plan - loan date July 15, 2022 and due date of July 15, 2023	12.00%	12.00%	$0.0002	10,000	-	556	-
Robert Papiri Defined Benefit Plan - loan date November 16, 2022 and due date of November 16, 2023	12.00%	16.00%	$0.0002	10,000	-	148	-
Robert Papiri Defined Benefit Plan - loan date December 11, 2022 and due date of December 11, 2023	12.00%	16.00%	0.0002	5,000	-	33	-
Robert Papiri Defined Contribution Plan - loan date July 15, 2022 and due date of July 15, 2023	12.00%	16.00%	$0.0002	2,500	-	139	-
RPG Capital Partners, Inc - loan date July 15, 2022 and due date of July 15, 2023	12.00%	16.00%	$0.0002	2,500	-	139	-
RPG Capital Partners, Inc - loan date August 4, 2022 and due date of August 4, 2023	12.00%	16.00%	$0.0002	25,000	-	1,225	-
RPG Capital Partners, Inc - loan date September 12, 2022 and due date of September 12, 2023	12.00%	16.00%	$0.0002	15,000	-	542	-
Total				2,277,659	1,993,603	4,471,583	3,724,455
Less debt discounts				(117,625)	(6,178)	-	-
Net				$2,160,034	$1,987,425	$4,471,583	$3,724,455

(1)	Lesser of (a) $0.02 or (b) 85% of the lowest closing price during the 30-day trading period prior to conversion.
(2)	50% of the lowest closing price during the 20-day trading period prior to conversion.
(3)	Lesser of (a) $0.02 or (b) 50% of the lowest volume weighted average price during the 30-day trading period prior to conversion.
(4)	86.9565% of the average prices of the five trading days prior to the conversion date.
(5)	75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.
(6)	50% of the lesser of (i) the closing price on the day prior to conversion, or (ii) the volume-weighted-average closing price of the five-day trading period prior to conversion, though in no instance shall the conversion price be less than $0.0001.
(7)	Average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.
(8)	85% of the average of the five trading days prior to the applicable conversion date.
(9)	35% of the lowest closing price during the 20-day trading period prior to conversion.
(10)	60% of the lowest closing price during the 30-day trading period prior to conversion
(11)	50% of the lowest closing price during the 10-day trading period prior to, and including the date of, conversion
(12)	60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.
(13)	50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.
(15)	65% of the lowest closing price during the 7-day trading period prior to conversion

On July 19, 2021, the Company entered into a Settlement Agreement with Y.A. Global Investments, LP (“YA Global”). Pursuant to the Settlement Agreement, the Company issued a total of 2,225,000,000 shares of its common stock to YA Global from September 24, 2021 to October 13, 2021 (see Note N) in full settlement of its then $5,192,492 ($2,715,910 principal plus $2,476,582 accrued interest) liability to YA Global.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE H – CONVERTIBLE DEBT, NET (continued)

In the Company’s evaluation of each convertible debt instrument in accordance with FASB ASC 815, Derivatives and Hedging, based on the variable conversion price, it was determined that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value (Please see NOTE L – DERIVATIVE LIABILITY for further information). As of December 31, 2022 and December 31, 2021, debt discounts related to convertible notes payable totaled $117,625 and $6,178, respectively.

NOTE I – NOTES PAYABLE

Notes payable consist of:

	Principal Balance		Accrued Interest Balance
Description (i)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Gary Sumner June 29, 2017 note, interest at 5% compounded (default simple interest at 18%), due March 31, 2018	$45,000	$45,000	$114,255	$106,155
LTC International Corp July 3, 2018 note, interest at 20.8% (default interest at 41.6%), due December 17, 2018	4,732	4,732	30,707	28,739
Richard Wynns July 27, 2010 note, interest at 18% compounded (default compounded interest at 21%), due January 23, 2011	25,000	25,000	300,313	240,877
William Rittman May 10, 2016 note, interest at 16% compounded, due August 29, 2016	-	3,000	-	-
Barclay Lyons March 15, 2011 note, interest at 18.99% (default interest at 28.99%), due March 25, 2011	15,000	15,000	51,271	46,922
John Kroon March 17, 2010 note, interest at 18% compounded (default compounded interest at 21%), due September 13, 2010	10,000	10,000	130,345	104,704
Walter Jay Bell October 18, 2013 note, interest at 10%, due November 29, 2013	10,000	10,000	9,257	8,257
Walter Jay Bell April 24, 2016 note, interest at 10%, due September 30, 2016	8,641	8,641	2,915	2,483
George Ferch March 29, 2011 note, interest at 0% (default compounded interest at 21%), due June 27, 2011	5,000	5,000	49,536	39,572
Blackridge, LLC April 11, 2012 note, interest at 5% (default interest at 5%), due May 25, 2012	1,500	1,500	1,027	952
Michael Sobeck August 16, 2022 note, interest at 12%, due August 16, 2023	30,000	-	300	-
Total	$154,873	$127,873	$689,927	$578,661

(i)	Unless otherwise noted, interest is simple interest.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE J – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2022 and 2021, the Company had an aggregate total of $199,415 and $199,415, respectively, in related party notes payable. These notes bear simple interest at rates ranging from 10% to 18% per annum, with default simple interest at rates ranging from 10% to 24% per annum. Accrued interest on related party notes payable totaled $468,562 and $426,110 at December 31, 2022 and 2021, respectively.

NOTE K – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at December 31, 2022 and 2021 was $979,950 and $979,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010, whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011. The Company only made four payments under the modification agreement. The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default. Accrued interest payable on the note totaled $732,497 and $693,299 as of December 31, 2022 and 2021, respectively.

NOTE L – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815, which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion price of certain convertible notes and convertible preferred stock are variable and subject to the fair value of the Company’s common stock on the date of conversion. As a result, the Company has determined that the conversion features are not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion features of the instruments to be recorded as a derivative liability.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE L – DERIVATIVE LIABILITY (continued)

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as items of other income or expense. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable and preferred stock.

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Risk-free interest rate	4.41%	0.73%
Expected options life	1 - 2 yrs	1-3 yrs
Expected dividend yield	-	-
Expected price volatility	341%	341%

For the year ended December 31, 2022, the Company’s derivative liability decreased from $11,904,070 at December 31, 2021 to $9,652,846 at December 31, 2022, and the Company recognized a gain from derivative liability of $2,247,918. For the year ended December 31, 2021, the Company’s derivative liability decreased from $21,713,986 at December 31, 2020 to $11,904,070 at December 31, 2021, and the Company recognized a gain from derivative liability of $9,809,916.

NOTE M – PREFERRED STOCK

a) Series A Preferred Stock

The Company has authorized 125,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company’s common stock at the lesser of $3,000 per share (as adjusted for the November 20, 2006 1 for 10, the April 8, 2009 1 for 300 and the July 12, 2012 1 for 200 reverse stock splits) or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v) has no voting rights except as provided by Delaware law.

There were no issuances, conversions or redemptions of Series A Preferred Stock during the years ended December 31, 2022 and December 31, 2021. At December 31, 2022 and 2021, the Company had 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

b) Series B Preferred Stock

The Company has authorized 525,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock (i) pays a dividend of 5%, payable at the discretion of the Company in cash or common stock, (ii) is convertible immediately after issuance into the Company’s common stock at the lesser of $3,000 per share (as adjusted for the November 20, 2006 1 for 10, the April 8, 2009 1 for 300 and the July 12, 2012 1 for 200 reverse stock splits) or 75% of the average closing bid prices over the 20 trading days immediately preceding the date of conversion, (iii) has a liquidation preference of $1.00 per share, (iv) may be redeemed by the Company at any time up to five years after the issuance date for $1.30 per share plus accrued and unpaid dividends, and (v) has no voting rights except as provided by Delaware law.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE M – PREFERRED STOCK (continued)

There were no issuances, conversions or redemptions of Series B Preferred Stock during the years ended December 31, 2022 and December 31, 2021. At December 31, 2022 and 2021, the Company had 159,666 and 159,666 shares of Series B Preferred Stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the embedded conversion feature related to the Series B Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B Preferred Stock of $145,763 and $177,743 as of December 31, 2022 and 2021, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $31,980 and $248,033 were credited (charged) to derivative income (expense) for the years ended December 31, 2022 and 2021, respectively.

c) Series C Preferred Stock

The Company has authorized 500,000 shares of Series C Preferred Stock. During 2007, the Company initiated a private offering under Regulation D of the Securities Act of 1933 (the “Private Offering”), of an aggregate 500,000 units (collectively referred to as the “Units”) at a price of $1.00 per Unit, with each Unit consisting of one share of Series C Preferred Stock convertible at the lesser of 85% of the average closing bid price of the common stock over the 20 trading days immediately preceding the date of conversion, or $0.04 per share and stock purchase warrants equal to the number of shares of common stock converted from the Series C Preferred Stock, exercisable at $0.06 per share and which expire five years from the conversion date.

There were no issuances, conversions or redemptions of Series C Preferred Stock during the years ended December 31 2022 and 2021. At December 31, 2022 and 2021, the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

d) Series D Preferred Stock

On November 10, 2011, the Board approved by unanimous written consent an amendment to the Company’s Certificate of Incorporation to designate the rights and preferences of Series D Preferred Stock. There are 500,000 shares of Series D Preferred Stock authorized with a par value of $0.001. Each share of Series D Preferred Stock has a stated value equal to $1.00. These preferred shares rank higher than all other securities. Each outstanding share of Series D Preferred Stock shall be convertible into the number of shares of the Company’s common stock determined by dividing the stated value by the conversion price which is defined as 85% of the average closing bid price of the common stock over the twenty trading days immediately preceding the date of conversion, but no less than par value of the common stock. Mandatory conversion can be demanded by the Company prior to October 1, 2013. Each share of the Series D Preferred Stock shall have voting rights equal to 100,000 votes of common stock.

There were no issuances, conversions or redemptions of Series D Preferred Stock during the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, there were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE M – PREFERRED STOCK (continued)

Based upon the Company’s evaluation of the terms and conditions of the Series D Preferred Stock, the embedded conversion feature related to the Series D Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $197,877 and $396,956 as of December 31, 2022 and 2021, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $199,079 and ($196,956) were credited (charged) to derivative income (expense) for the years ended December 31, 2022 and 2021, respectively.

e) Series E Preferred Stock

On March 9, 2012, the Company filed the Certificate of Designation of the Rights and Preferences of Series E Preferred Stock of the Company with the Delaware Secretary of the State pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 1,000,000 authorized shares of Series E Preferred Stock, par value $0.001 per share. The Series E Preferred Stock is convertible into common stock at 50% of the lowest closing bid price of the common stock over the 20 days immediately prior to the date of conversion, but no less than the par value of the common stock.

There were no issuances, conversions or redemptions of Series E Preferred Stock during the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, there were 821,377 and 791,567 shares of Series E Preferred Stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series E Preferred Stock, the embedded conversion feature related to the Series E Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $1,625,314 and $2,469,349 as of December 31, 2022 and 2021, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $844,035 and ($1,080,527) were credited (charged) to derivative income (expense) for the years ended December 31, 2022 and 2021, respectively.

f) Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Preferred Stock, par value $0.001 per share.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE M – PREFERRED STOCK (continued)

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

There were no issuances, conversions or redemptions of Series F Preferred Stock during the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, the Company had 190,000 and 180,000 shares of Series F Preferred Stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series F Preferred Stock, the embedded conversion feature related to the Series F Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F Preferred Stock of $375,966 and $754,217 as of December 31, 2022 and 2021, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $378,251 and ($374,217) were credited (charged) to derivative income (expense) for the years ended December 31, 2022 and 2021, respectively.

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

There were no issuances, conversions or redemptions of Series G Preferred Stock during the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, the Company had 25,000 and 25,000 shares of Series G Preferred Stock issued and outstanding, respectively.

Based upon the Company’s evaluation of the terms and conditions of the Series G Preferred Stock, the embedded conversion feature related to the Series G Preferred Stock was afforded the exemption as a conventional convertible instrument due to certain variabilities in the conversion price and met the conditions for equity classification. However, the Company is required to bifurcate the embedded conversion feature and carry it as a derivative liability.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE M – PREFERRED STOCK (continued)

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G Preferred Stock of $49,469 and $99,239 as of December 31, 2022 and 2021, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $49,770 and ($49,239) were credited (charged) to derivative income (expense) for the years ended December 31, 2022 and 2021, respectively.

NOTE N – COMMON STOCK AND TREASURY STOCK

Common Stock

The Company is authorized to issue up to 35,000,000,000 shares of $0.0001 par value common stock, of which 18,643,205,254 and 17,403,876,165 shares were outstanding as of December 31, 2022 and 2021, respectively.

Issuances during the year ended December 31, 2022:

On January 21, 2022, the Company issued 206,896,552 shares of common stock to a consultant for accrued consulting fees in connection with negotiating and arranging for the entry by the Company into a Mutual Release and Settlement Agreement with Y.A. Global Investments, LP dated July 19, 2021.

On January 21, 2022, the Company issued its sole officer and director, Lloyd Spencer, 428,571,428 shares of common stock for past due compensation in the amount of $150,000.

On February 14, 2022, the Company issued 83,333,334 shares of common stock to Salvum Corporation as per the terms of the Memorandum of Understanding to an Interim Joint Product Development and Sales Representation Agreement dated January 11, 2022 (see Note A, Production Agreement).

On February 14, 2022, the Company issued its sole officer and director, Lloyd Spencer, 30,000,000 shares of common stock as compensation for serving on the Board of Directors of CarbonMeta Research Ltd.

On February 14, 2022, the Company issued a total of 90,000,000 shares (30,000,000 shares each) of common stock to three other individuals as compensation for serving on the Board of Directors of CarbonMeta Research Ltd.

On February 17, 2022, the Company issued 160,000,000 shares of its common stock to Ecomena Limited (an entity located in the United Kingdom) pursuant to a License of Agreement dated December 2, 2021 between Ecomena Limited and CarbonMeta Technologies, Inc. (see Note A, License Agreements).

On March 7, 2022, the Company issued 33,000,000 shares of its common stock to Lloyd Spencer in connection with a $66,000 convertible note financing.

On March 21, 2022, the Company issued 27,500,000 shares of its common stock to Tangiers Investment Group, LLC in connection with a $55,000 convertible note financing.

On April 4, 2022, the Company issued 20,000,000 shares of its common stock to Bill Elder, a third-party contractor, as compensation for his business development services.

On May 10, 2022, the Company issued 16,527,775 shares of its common stock to MacRab, LLC in connection with a $33,056 convertible note financing.

On July 14, 2022, the Company issued 25,000,000 shares of its common stock to BHP Capital NY, Inc. in connection with a $25,000 convertible note financing.

On July 14, 2022, the Company issued 25,000,000 shares of its common stock to Quick Capital, LLC in connection with a $25,000 convertible note financing.

On August 4, 2022, the Company issued 25,000,000 shares of its common stock to RPG Capital Partners, Inc. in connection with a $25,000 convertible note financing.

On September 12, 2022, the Company issued 15,000,000 shares of its common stock to RPG Capital Partners, Inc. in connection with a $15,000 convertible note financing.

On November 7, 2022, the Company issued 2,500,000 shares of its common stock to RPG Capital Partners, Inc. in connection with a $2,500 convertible note financing.

On November 16, 2022, the Company issued 17,000,000 shares of its common stock to the Robert Papiri Defined Benefit Plan in connection with a $10,000 convertible note financing.

Issuances during the year ended December 31, 2021:

On March 9, 2021, the Company issued 7,500,000,000 shares of its common stock to its sole officer and director, Lloyd Spencer, as compensation for accrued wages of $750,000 for fiscal years 2016, 2017, 2018, 2019 and 2020.

On May 28, 2021, the Company issued 400,315,100 shares of common stock to a noteholder (Tangiers Investment Group, LLC) in satisfaction of $17,000 principal and $23,032 interest.

On June 4, 2021, the Company’s sole officer and director, Lloyd Spencer, returned 7,500,000,000 shares of common stock previously issued to Mr. Spencer on March 9, 2021 (see second preceding paragraph) for accrued compensation so that the shares may be used for future business transactions.

On August 10, 2021, the Company issued 250,000,000 shares of common stock to a noteholder (Y.A. Global Investments, LP) in satisfaction of $25,000 principal against a convertible note.

On September 14, 2021, the Company issued 250,000,000 shares of common stock to a noteholder (Tangiers Investment Group, LLC) in satisfaction of $25,000 principal against a convertible note.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE N – COMMON STOCK AND TREASURY STOCK (continued)

On September 24, 2021, the Company issued 666,666,666 shares of common stock to a noteholder (YA Global Investments, LP) in satisfaction of $200,000 principal against a convertible note.

On September 27, 2021, the Company issued 666,666,666 shares of common stock to a noteholder (YA Global Investments, LP) in satisfaction of $200,000 principal against a convertible note.

On October 7, 2021, the Company issued 458,333,333 shares of common stock to a noteholder (YA Global Investments, LP) in satisfaction of $137,500 principal against a convertible note.

On October 13, 2021, the Company issued 458,333,335 shares of common stock to a noteholder (YA Global Investments, LP) in satisfaction of $137,500 principal against a convertible note.

On October 21, 2021, the Company issued 200,000,000 shares of common stock to an investor for shares purchased through the Company’s Regulation 1-A offering at $0.0005 per share.

On October 22, 2021, the Company issued 120,000,000 shares of common stock to an investor for shares purchased through the Company’s Regulation 1-A offering at $0.0005 per share.

On October 22, 2021, the Company issued 20,000,000 shares of common stock to an investor for shares purchased through the Company’s Regulation 1-A offering at $0.0005 per share.

On November 4, 2021, the Company issued 200,000,000 shares of common stock to an investor for shares purchased through the Company’s Regulation 1-A offering at $0.0005 per share.

On November 10, 2021, the Company issued 100,000,000 shares of common stock to an investor for shares purchased through the Company’s Regulation 1-A offering at $0.0005 per share.

On November 12, 2021, the Company issued 100,000,000 shares of common stock to an investor for shares purchased through the Company’s Regulation 1-A offering at $0.0005 per share.

Treasury Stock

As of December 31, 2022 and 2021, the Company held 188,181,000 shares of common stock in treasury.

NOTE O – STOCK OPTIONS AND WARRANTS

At December 31, 2022, the Company has outstanding a total of 1,146,000,000 warrants/options to the persons and upon the terms below:

Name	Date of Issuance	Shares upon Exercise of warrants or options	Exercise Price	Expiration Date
Lloyd Spencer (i)	March 7, 2022	165,000,000	$0.0002	March 7, 2027
Tangiers Investment Group, LLC (ii)	March 21, 2022	125,000,000	$0.0004	March 21, 2027
J.H. Darbie & Co., Inc. (iii)	March 28, 2022	19,125,000	$0.0004	March 28, 2027
MacRab LLC (iv)	April 14, 2022	500,000,000	$0.0004	April 14, 2027
MacRab LLC (v)	May 10, 2022	74,375,000	$0.0004	May 10, 2027
BHP Capital NY Inc. (vi)	July 14, 2022	62,500,000	$0.0004	July 14, 2027
Quick Capital LLC (vii)	July 14, 2022	62,500,000	$0.0004	July 14, 2027
Robert Papiri Defined Benefit Plan (viii)	July 15, 2022	25,000,000	$0.0004	July 15, 2027
Robert Papiri Defined Contribution Plan(ix)	July 15, 2022	6,250,000	$0.0004	July 15, 2027
RPG Capital Partners Inc. (x)	July 15, 2022	6,250,000	$0.0004	July 15, 2027
RPG Capital Partners Inc. (xi)	August 4, 2022	62,500,000	$0.0004	August 4, 2027
RPG Capital Partners Inc. (xii)	Sept 12, 2022	37,500,000	$0.0004	Sept 12, 2027
Total		1,146,000,000

(i)	On March 7, 2022, the Company issued Lloyd Spencer (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the amount of $66,000. The Note has a term of one (1) year (Maturity date of March 7, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. The transaction closed on March 7, 2022. In connection with this note, the Holder was issued warrants to purchase 165,000,000 shares of the Company’s Common Stock at $0.0004 per share.

(ii)	On March 21, 2022, the Company issued Tangiers Investment Group, LLC (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the amount of $55,000. The Note has a term of one (1) year (Maturity date of March 21, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. The transaction closed on March 21, 2022. In connection with this note, the Holder was issued warrants to purchase 125,000,000 shares of the Company’s Common Stock at $0.0004 per share.

(iii)	On February 23, 2022, the Company and J.H. Darbie & Co., Inc. (“Darbie”) entered into a Placement Agent Agreement (the “Agreement”). Under the terms of the Agreement, Darbie was issued warrants to purchase 19,125,000 shares of the Company’s common stock at $0.0004 per share.

(iv)	On April 14, 2022, the Company and MacRab, LLC (the “Investor”) entered into a Standby Equity Commitment Agreement (the “Agreement”) whereby the Company shall issue and sell to the Investor, from time to time, up to $5,000,000 of the Company’s common stock. Under the terms of the Agreement, the Purchase Price of the Company’s common stock shall be 88% of the Market Price on the date the Purchase Price is calculated. The Market Price shall mean the average of the two lowest volume weighted average prices of the Company’s common stock during the Valuation Period. The transaction closed on April 14, 2022. In connection with this note, the Holder was issued warrants to purchase 500,000,000 shares of the Company’s Common Stock at $0.0004 per share.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE O – STOCK OPTIONS AND WARRANTS (continued)

(v)	On May 10, 2022, the Company issued MacRab, LLC (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the amount of $33,056. The Note has a term of one (1) year (Maturity date of May 10, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. The transaction closed on May 10, 2022. In connection with this Note, the Holder was issued five-year warrants to purchase 74,375,000 shares of common stock at an exercise price of $0.0004 per share and 16,527,775 shares of common stock as commitment shares.

(vi)	On July 14, 2022, the Company issued BHP Capital NY Inc. (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $25,000. The Note has a term of one (1) year (Maturity date of July 14, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 62,500,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 212,500,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(vii)	On July 14, 2022, the Company issued Quick Capital, LLC (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $25,000. The Note has a term of one (1) year (Maturity date of July 14, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 62,500,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 212,500,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(viii)	On July 15, 2022, the Company issued the Robert Papiri Defined Benefit Plan (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $10,000. The Note has a term of one (1) year (Maturity date of July 15, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 85,000,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(ix)	On July 15, 2022, the Company issued the Robert Papiri Defined Contribution Plan (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $2,500. The Note has a term of one (1) year (Maturity date of July 15, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 6,250,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 21,250,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(x)	On July 15, 2022, the Company issued the RGP Capital Partners, Inc. (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $2,500. The Note has a term of one (1) year (Maturity date of July 15, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 6,250,000 shares of the Company’s stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 21,250,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE O – STOCK OPTIONS AND WARRANTS (continued)

(xi)	On August 4, 2022, the Company issued the RGP Capital Partners, Inc. (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $25,000. The Note has a term of one (1) year (Maturity date of July 27, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 62,500,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 212,500,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(xii)	On September 12, 2022, the Company issued the RGP Capital Partners, Inc. (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $15,000. The Note has a term of one (1) year (Maturity date of September 12, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 37,500,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 212,500,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

NOTE P – COMMITMENTS AND CONTINGENCIES

Employment Agreement with Chief Executive Officer

On May 13, 2006, the Company executed an Employment Agreement (the “Agreement”) with Lloyd Spencer for Spencer to serve as the Company’s Chief Executive Officer. The Agreement provides for a 5-year term of employment to May 15, 2011 and the automatic renewal of successive one year periods unless terminated and provides for compensation to Spencer of $12,500 per month. Either party may terminate the Agreement provided more than 60 days prior written notice is given the other party. If the Company terminates Spencer without Just Cause or Spencer terminates employment with Good Reason, Spencer will be entitled to accrued but unpaid salary and benefits through the date of termination and shall receive a severance payment equal to one month’s current salary for each full year of employment, with a minimum severance payment of three months and a maximum of six months’ pay. If Spencer is terminated for Just Cause or resigns without Good Reason, Spencer will be entitled only to salary and benefits accrued but unpaid through the date of termination and shall receive no amount for severance.

For the years ended December 31, 2022 and 2021, chief executive officer compensation expense was $150,000 and $150,000, respectively. As of December 31, 2022 and 2021, the accrued chief executive officer compensation liability was $874,500 and $874,500, respectively.

Major Customer

For the year ended December 31, 2022, one customer (located in Spain) accounted for 100% of contract services revenue.

NOTE Q – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Loss carryforwards	$5,716,036	$5,381,301
Valuation	(5,716,036)	(5,381,301)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal tax rate of 21 percent to pretax income (loss) for the years ended December 31, 2022 and 2021 due to the following:

	For the year ended
	December 31,
	2022	2021
Expected income tax (benefit) at 21%	$84,091	$1,736,479
Non-deductible (non-taxable) loss (gain) from derivative liability	(472,063)	(2,060,082)
Non-deductible stock-based compensation	16,800	-
Non-deductible amortization of debt discounts	36,437	803
Change in valuation allowance	334,735	322,800
Provision for income taxes	$-	$-

At December 31, 2022, the Company had net operating loss carry forwards of approximately $27,000,000, of which a total of approximately $22,000,000 expires in varying amounts from 2027 to 2037. No tax benefit has been reported in the December 31, 2022 and December 31, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal and state income tax returns for the previous ten years remain subject to examination. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE R – SUBSEQUENT EVENTS

On January 25, 2023, the Company issued 173,500,000 shares of its common stock to Lloyd Spencer in satisfaction of $34,700 principal against the convertible note dated May 7, 2022.

On February 15, 2023, the Company issued 155,833,562 shares of its common stock to BHP Capital NY, Inc. in satisfaction of $25,000 principal, $2,500 accrued fees, $1,750 deposit fees and $1,917 interest against the convertible note dated October 15, 2021.

On March 3, 2023, the Company issued 200,000,000 shares of its common stock to New to The Street Group, LLC as per the terms of the Production & Broadcasting Agreement dated February 24, 2022.

On April 8, 2023, CarbonMeta Technologies, Inc. (the “Company”) and Fermion Electric Private Limited (“Fermion”) signed a Memorandum of Understanding (MOU) to create a subsidiary corporation called CarbonMeta Research India as a Private Limited Company that shall be jointly owned and managed by the Company and Fermion, and whose initial objective shall be processing natural gas into hydrogen and high value carbon products.

Under the terms of the MOU:

CarbonMeta Research India will be a Private Limited Company in Kerala, India with initial equity ownership as follows:

●	80% of the equity will be owned by CarbonMeta Technologies, Inc.; and
●	20% of the equity will be owned by Fermion Electric Private Limited.

CarbonMeta Research India will be a research and development center whose focus will be on:

●	Microwave catalysis of waste plastics, natural gas, and other organic waste materials;
●	Carbon dioxide (CO2) capture technologies using novel technologies and adsorbents;
●	Development of new catalysts for catalysis, pyrolysis, and electrolysis; and
●	Commercialize and patent technologies that were developed and licensed by CarbonMeta Technologies, Inc. or its subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

As of December 31, 2022, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

The Company was unable to provide a timely financial reporting package in connection with the year end audit. This was primarily the result of the Company’s limited accounting personnel. This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act (already defined).

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, we determined that there were control deficiencies existing that constituted a material weakness.

Our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We are not required by current SEC rules to include, and do not include, an auditor’s attestation report regarding our internal controls over financial reporting. Accordingly, our registered public accounting firm has not attested to management’s reports on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Position
Lloyd Spencer	63	Chief Executive Officer, Principal Financial Officer, Director, Treasurer, Secretary

The principal occupations for each of our current executive officers and directors are as follows:

LLOYD T. SPENCER became our Chief Executive Office on January 28, 2008, interim Chief Financial Officer on November 17, 2008, and a member of the board of directors and Vice President since September 20, 2007. Beginning in May 2006, Mr. Spencer has served as President and CEO of our subsidiary, CoroWare Technologies, Inc. Beginning in October 2004, Mr. Spencer was co-founder and President of CoroWare, Inc., a Washington State private company that was acquired by Innova Holdings, Inc., which is now known as CarbonMeta Technologies, Inc.  From June 2002 to September 2004, Mr. Spencer was Vice President of Sales at Planet Technologies, a systems integration company based in Germantown, MD. From November 1996 to August 2001, Mr. Spencer was Solutions Unit Manager and Group Product Manager at Microsoft in Redmond, Washington. Prior to Microsoft, Mr. Spencer served as Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems. Mr. Spencer also currently serves as the Secretary and Director of Deep Green Waste & Recycling, Inc., a publicly traded entity (OTCPK: DGWR). Mr. Spencer received his Bachelor’s degree from Cornell University in 1980 with a major in Biology and Animal Science and with an emphasis in Immunogenetics.

On February 14, 2014, Mr. Lloyd Spencer, Chairman of the Board of Directors, was appointed as Interim Corporate Secretary. Mr. Spencer continues to serve as President and Chief Executive Officer.

Our director will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Mr. Spencer is a full-time employee of the Company and devotes 40 – 50 hours per week to the Company.

Family Relationships

There are no family relationships among the directors and executive officers.

Conflicts of Interest- General

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

Conflicts of Interest- Corporate Opportunities

Presently, no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Code of Ethics Disclosure Statement

CarbonMeta Technologies, Inc. has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The Code of Ethics was revised and updated in 2007 and approved by the board on December 6, 2007. The Code of Ethics is in the investor section of our website at www.carbonmetatech.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary- Accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)	(d)			(e)

Lloyd Spencer- President, Chief Executive Officer, Secretary, Director (1)	2022	150,000	0	0	0	0	0	0	150,000
	2021	150,000	0	0	0	0	0	0	150,000
	2020	150,000	0	0	0	0	0	0	150,000

(1)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Registration Statement filed on Form S-1.

(a)	Accrued salary

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Delivery of common stock to employee for execution of employment agreements.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Director’s Compensation

CarbonMeta Technologies, Inc. has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity.  No restricted shares were awarded for 2022 or 2021 services.

Beginning the first quarter of 2022, the directors of CarbonMeta Research Ltd., a wholly owned subsidiary of CarbonMeta Technologies, Inc., shall receive 15,000,000 shares of common stock of CarbonMeta Technologies, Inc. on a quarterly basis.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Employment Agreements

The Company has an Employment Agreement with its sole officer and director, Lloyd Spencer.

On May 15, 2006, the Company and Lloyd Spencer (the “Executive”) entered into an Employment Agreement (the “Agreement”). The Executive shall serve as an executive officer of the corporation beginning on May 15, 2006 for a terms of five years and the Agreement shall automatically renew on the anniversary date for successive one year periods. As compensation, the Executive shall receive a salary of $12,500 per month. In addition, the Executive received a five-year stock option granting the Executive the right to purchase 5,000,000 shares of the Company’s common stock at a price of $0.18. The option has expired as of the date of this filing.

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Overview of Compensation Program

We currently do not maintain a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information, as of April 19, 2023, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of April 19, 2023, there were 19,560,719,816 shares of common stock outstanding, plus 173,500,000 shares of common stock issuable up conversion of the note issued to Lloyd Spencer on March 7, 2022, 375,000,000 shares of common stock issuable up conversion of the note issued to Tangiers Investment Group, LLC on March 21, 2022, 226,130,000 shares of common stock issuable up conversion of the note issued to MacRab, LLC on May 10, 2022, 125,000,000 shares of common stock issuable up conversion of the note issued to BHP Capital NY Inc on July 14, 2022, 125,000,000 shares of common stock issuable up conversion of the note issued to Quick Capital, LLC on July 14, 2022, 50,000,000 shares of common stock issuable up conversion of the note issued to the Robert Papiri Defined Benefit Plan on July 15, 2022, 12,500,000 shares of common stock issuable up conversion of the note issued to the Robert Papiri Defined Contribution Plan on July 15, 2022, 12,500,000 shares of common stock issuable up conversion of the note issued to RGP Capital Partners, Inc. on July 15, 2022, 150,000,000 shares of common stock issuable up conversion of the note issued to RGP Capital Partners, Inc. on August 4, 2022, 67,000,000 shares of common stock issuable up conversion of the note issued to Quick Capital, LLC on November 1, 2022, 67,000,000 shares of common stock issuable up conversion of the note issued to the Robert Papiri Defined Benefit Plan on November 16, 2022, 75,000,000 shares of common stock issuable up conversion of the note issued to RGP Capital Partners, Inc. on September 12, 2022, 574,375,000 shares of our common stock underlying the warrants issued to MacRab, LLC, 165,000,000 shares of our common stock underlying the warrant issued to Lloyd Spencer, 125,000,000 shares of our common stock underlying the warrants issued to Tangiers Investment Group, LLC 62,500,000 shares of our common stock underlying the warrants issued to BHP Capital NY Inc., 62,500,000 shares of our common stock underlying the warrants issued to Quick Capital, LLC, 25,000,000 shares of our common stock underlying the warrant issued to the Robert Papiri Defined Benefit Plan, 6,250,000 shares of our common stock underlying the warrant issued to the Robert Papiri Defined Contribution Plan, 106,250,000 shares of our common stock underlying the warrants issued to RGP Capital Partners, Inc., 650,039,695 shares issuable upon conversion of the Company’s Series D Preferred Stock, 1,000,000,000 shares issuable upon conversion of the Company’s Series D Preferred Stock, 7,915,670,000 shares issuable upon conversion of the Company’s Series E Preferred Stock, 1,900,000,000 shares issuable upon conversion of of the Company’s Series F Preferred Stock and 250,000,000 shares issuable upon conversion of of the Company’s Series G Preferred Stock. The number of shares outstanding used in computing the percentage is 32,597,225,949.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table below shows the number of shares beneficially owned as of April 19, 2023 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding stock and by all our current directors and executive officers as a group.

	Common Stock	Percentage of
	Beneficially	Stock
Name of Beneficial Owner (1)	Owned	(2)(3)
Lloyd Spencer Common Shares (4)	2,165,677,763	3.78%
Lloyd Spencer Series D Preferred Stock	60,000	60.00%
Lloyd Spencer Series E Preferred Stock	85,000	10.35%
Lloyd Spencer Series G Preferred Stock	25,000	100.00%

Officers and Directors as a Group- Total common shares	2,165,677,763	3.78%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 19, 2023 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on April 19, 2023.

(2)	The number of shares used in computing the percentages of common stock is 57,303,979,943.

Issued and Outstanding Common Shares as of April 19, 2023: 19,172,538,816

Common shares issuable upon conversion of Series B Preferred Stock: 650,039,695. Please see Preferred Stock beginning on page 31 for further information.

Common shares issuable upon conversion of Series D Preferred Stock: 1,000,000,000. Please see Preferred Stock beginning on page 31 for further information.

Common shares issuable upon conversion of Series E Preferred Stock: 7,915,670,000. Please see Preferred Stock beginning on page 31 for further information.

Common shares issuable upon conversion of Series F Preferred Stock: 1,900,000,000. Please see Preferred Stock beginning on page 31 for further information.

Common shares issuable upon conversion of Series G Preferred Stock: 250,000,000. Please see Preferred Stock beginning on page 31 for further information.

Common shares issuable upon exercise of all outstanding warrants: 1,146,000,000

Common shares issuable upon conversion of all outstanding convertible notes: 25,269,731,432

(3)	The number of shares used in computing the percentages of preferred stock is as follows:

Series D Preferred Stock- 100,000 shares outstanding as of April 19, 2023

Series E Preferred Stock- 821,377 shares outstanding as of April 19, 2023

Series G Preferred Stock- 25,000 shares outstanding as of April 19, 2023

(4)	Included within Mr. Spencer’s beneficial ownership includes 552,177,763 shares of common stock previously issued to Mr. Spencer, 173,500,000 shares of common stock issuable up conversion of the note issued to Mr. Spencer on March 7, 2022 and 165,000,000 shares of common stock issuable upon exercise of the warrant issued to Mr. Spencer on March 7, 2022, 600,000,000 shares issuable upon conversion of Mr. Spencer’s 60,000 shares of Series D Preferred Stock, 425,000,000 shares issuable upon conversion of Mr. Spencer’s 85,000 shares of Series E Preferred Stock and 250,000,000 shares issuable upon conversion of Mr. Spencer’s 25,000 shares of Series G Preferred Stock. Included within Mr. Spencer’s “Number of Voting Shares” for common shares are 552,177,763 shares of common stock previously issued to Mr. Spencer, 165,000,000 shares of common stock issuable upon exercise of the warrant issued to Mr. Spencer on March 7, 2022 and 173,500,000 shares of common stock issuable up conversion of the note issued to Mr. Spencer on March 7, 2022, but excludes conversion of the Series D, E and G Preferred Stock issued to Mr. Spencer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

The Company’s board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Party Transaction” is a transaction, arrangement, or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. A “Related Party” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or a member of or nominee for the board of directors;

●	any person (including any entity or group) who is known by the Company to be the beneficial owner of more than five percent (5%) of our voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer, or a beneficial owner of more than five percent (5%) of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer, or beneficial owner of more than five percent (5%) of our voting stock;

●	any of the foregoing persons that qualify as such at any time during the fiscal year in which a transaction that would otherwise be subject to this the policy occurs, even if such person has ceased to have such status during such fiscal year; and

●	any firm, corporation, or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

In addition, we will have in place policies and procedures designed to minimize potential conflicts of interest arising from any dealings the Company may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.

Other Related Party Transactions

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify and advance litigation expenses incurred by such individuals by reason of (i) their status as directors and/or officers of the Company, (ii) acts or omissions made in good faith, (iii) their service in any capacity with respect to an employee benefit plan of our company or one or more of our majority owned subsidiaries, or (iv) their service as directors, officers, managers, general partners, trustees, employees, or agents of another entity (including a majority owned subsidiary of our company) at our request while directors and/or officers of our company to the fullest extent permitted by applicable law. See “Limitations on Personal Liability of Directors, Indemnification and Advancement Rights of Directors and Officers, and Director and Officer Insurance” for more detail on the extent to which Delaware law permits the indemnification of Directors and Officers under the indemnification agreement.

Pursuant to the indemnification agreements, the Company will advance all reasonable expenses to be incurred by the indemnitee related to a proceeding for which the indemnitee is entitled to indemnification. The indemnitee shall repay to the Company any expenses advance to the indemnitee if it is ultimately be determined that indemnitee is not entitled to be indemnified against such expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Michael T. Studer CPA P.C. for professional accounting services rendered for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees (1)	$55,000	50,000
Audit-Related Fees	—	—
Tax Fees (2)	—	—
Other Fees (3)	—	—
Total	$55,000	50,000

(1) Audit fees consist of fees billed for services rendered for the audit of our financial statements. Audit-related fees fees consist of comfort letter service fees.

(2) Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

(3) Other fees consist of fees billed for professional services related to non-recurring fees for the initial public offering and the acquisitions completed during the year.

PART IV

ITEM 15. EXHIBITS

Exhibit	Description

2.4	Certificate of Merger of Sanjay Haryma and Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and exchange Commission on August 31, 2021)
2.5	Certificate of Merger of SRM Networks, Inc. and Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and exchange Commission on August 31, 2021)
2.6	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (previously filed on Form 8-K with the Securities and Exchange on August 8, 2004.)
2.7	Certificate of Ownership and Merger of Innova Robotics and Automation, Inc. and Innova Holdings, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.1	Articles of Incorporation (previously filed on Form SB-2 with the Securities and Exchange Commission on August 7, 2001)
3.2	Bylaws (previously filed on Form SB-2 with the Securities and Exchange Commission on August 7, 2001)
3.3	Amendment to Articles of Incorporation- Name change to SRM Networks, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.4	Amendment to Articles of Incorporation- Name change to Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.5	Amendment to Articles of Incorporation- Increased authorized common stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.6	Amendment to Articles of Incorporation- Name change to Innova Holdings, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.7	Amendment to Articles of Incorporation- Name change to Innova Robotics and Automation, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.8	Amendment to Articles of Incorporation- Name change to CoroWare, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.9	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.10	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.11	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.12	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.13	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.14	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.15	Amendment to Articles of Incorporation- Name change to Open Road Shipping, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.16	Articles of Incorporation for CoroWare Treasury, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.17	Articles of Incorporation for Carbon Source Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.18	Amendment to Articles of Incorporation- Name change to CarbonMeta Technologies, Inc.
3.19	Articles of Organization of CarbonMeta Green Building Materials, LLC (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
3.20	Restated Articles of CarbonMeta Technologies, Inc. (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
4.1	Form of Subscription Agreement (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.2	Certificate of Designation of Series A Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.3	Certificate of Designation of Series B Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.4	Certificate of Designation of Series D Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)

4.5	Certificate of Designation of Series E Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.6	Restated Certificate of Designation of Series E Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.7	Certificate of Designation of Series F Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.8	Certificate of Designation of Series G Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.9	Certificate of Designation of Series C Preferred Stock (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.1	Forbearance Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.2	Amended and Restated Intellectual Security Agreement dated between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.3	Common Stock Purchase Warrant Agreement between CoroWare, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.4	Amended and Restated Global Security Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.5	Global Guaranty Agreement between CoroWare Technologies, Inc. and Robotic Workspace Technologies, Inc. in favor of YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.6	Amended and Restated Intellectual Security Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.7	Consulting Agreement between CoroWare, Inc. and Global Technologies, Ltd dated May 10, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.8	Convertible Promissory Note between CoroWare, Inc. and Tangiers Investment Group, LLC dated July 19, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.9	Settlement Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotics Workspace Technologies, Inc. and YA Global Investments, LP dated July 19, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.10	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.11	Promissory Note between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.12	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.13	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.14	Promissory Note between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.15	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.16	Debt Settlement Agreement between CoroWare, Inc. and RBB Capital, LLC dated October 25, 2021 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.17	Interim Joint Product Development and Sales Representation Agreement between the Company and Salvum Corporation dated January 11, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.18	Standby Equity Commitment Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.19	Registration Rights Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.20	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.21	Promissory Note between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.22	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.23	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.24	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RPG Capital Partners dated March 1, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.25	Master Subcontractor Agreement between CarbonMeta Technologies, Inc. and Elder and Associates, LLC dated January 24, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.26	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.27	Promissory Note between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)

10.28	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.29	Registration Rights Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.30	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.31	Promissory Note between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.32	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.33	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.34	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.35	Promissory Note between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.36	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.37	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.38	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.39	Promissory Note between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.40	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.41	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.42	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.43	Promissory Note between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.44	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.45	Registration Rights Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.46	License Agreement between CarbonMeta Technologies, Inc. and Ecomena Limited dated December 2, 2021 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.47	License Agreement between CarbonMeta Technologies, Inc. and Oxford University Innovation Limited (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.48	Operating Agreement of CarbonMeta Green Building Materials, LLC (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.49	Convertible Note between the Company and Tim Burgess dated February 12, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.50	Convertible Note between the Company and Azriel Nagar dated February 13, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.51	Convertible Note between the Company and Julian Herskowitz dated February 12, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.52	Promissory Note between the Company and Richard Wynns dated July 27, 2010 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.53	Convertible Promissory Note between the Company and Richard Wynns dated July 22, 2005 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.54	Amended and Restated secured Convertible Debenture between the Company and Westmount Holdings international Limited dated August 22, 2009 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.55	Convertible Promissory Note between the Company and Kelburgh Ltd dated February 21, 2012 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.56	Convertible Promissory Note between the Company and Premier IT Solutions dated October 5, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.57	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated March 11, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.58	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated January 7, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.59	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated March 11, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.60	Convertible Promissory Note between the Company and Barclay Lyons dated July 28, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.61	Convertible Promissory Note between the Company and Blackridge Capital, LLC dated February 21, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.62	Convertible Promissory Note between the Company and Patrick Tuohy dated April 1, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.63	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated March 9, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)

10.64	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated March 27, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.65	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated October 11, 2016 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.66	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated January 30, 2017 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.67	Convertible Promissory Note between the Company and AGS Capital Group, LLC dated February 25, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.68	Convertible Promissory Note between the Company and AGS Capital Group, LLC dated February 25, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.69	Convertible Promissory Note between the Company and Ralph Cariou dated March 12, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.70	Convertible Promissory Note between the Company and Ralph Cariou dated March 12, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.71	Convertible Note Purchase Agreement between the Company and Redwood Management, LLC dated March 21, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.72	Convertible Promissory Note between the Company and Burrington Capital dated April 2, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.73	Amended and Restated Secured Convertible Debenture between the Company and Patrick Ferro dated April 3, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.74	Amended and Restated Secured Convertible Debenture between the Company and Patrick Ferro dated April 14, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.75	Convertible Promissory Note between the Company and Ralph Cariou dated April 3, 2012 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.76	Convertible Promissory Note between the Company and Zoom Marketing dated April 23, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.77	Convertible Promissory Note between the Company and Jared Robert dated December 10, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.78	Amended and Restated Secured Convertible Debenture between the Company and Dakota Capital Pty Limited dated April 8, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.79	Convertible Promissory Note between the Company and Martin Harvey dated April 2, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.80	Promissory Note between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.81	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.82	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.83	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.84+	Employment agreement between the Company and Lloyd Spencer dated May 15, 2006 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.85	Registration Rights Agreement between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.86	Convertible Promissory Note between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.87	Securities Purchase Agreement between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.88	Registration Rights Agreement between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.89	Convertible Promissory Note between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.90	Securities Purchase Agreement between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.91	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and J.H. Darbie & Co., Inc. dated March 28, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.92	Fee Agreement between the Company and J.H. Darbie & Co., Inc. (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.93*	Securities Purchase Agreement between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022
10.94*	Promissory Note between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022
10.95*	Registration Rights Agreement between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022
10.96*	SAAS Agreement between the Company and Gulp Data, Inc. dated August 17, 2022
10.97*	Loan Agreement between the Company and Michael Sobeck dated August 16, 2022
10.98	Binding Memorandum of Understanding (previously filed on Form 8-K with the Securities and Exchange Commission on April 12, 2023)
14.1	Code of Ethics (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
21.1	List of Subsidiaries (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Eightco Holdings Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of April 2023.

CARBONMETA TECHNOLOGIES, INC.
(the “Registrant”)

BY:	/s/ Lloyd Spencer
Lloyd Spencer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd Spencer	Chief Executive Officer, Chief Financial Officer and Director	April 20, 2023
Lloyd Spencer

