Form 10-Q
period 2023-03-31
CarbonMeta Technologies, Inc.
filed 2023-05-31
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-33231

CARBONMETA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4868120
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

13110 NE 177th Place, Suite 145
Woodinville, WA	98072
(Address of Principal Executive Offices)	(Zip Code)

(844) 698-3777

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒Yes ☐ No

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	COWI	OTC Markets “PINK”

As of May 19, 2023, there were 19,172,538,816 shares of the registrant’s common stock outstanding.

CARBONMETA TECHNOLOGIES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Taxes;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate;
●	Other risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2023.

These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

Solely for convenience, we refer to trademarks in this Quarterly Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report, the terms “CarbonMeta,” “COWI,” “we,” “us,” “our,” the “Company” and similar terms refer to CarbonMeta Technologies, Inc., a Delaware corporation, and all of our consolidated subsidiaries and variable interest entities.

PART I - FINANCIAL INFORMATION

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,096	$379
Accounts receivable	-	20,525
Inventory	3,157	3,157
Total Current Assets	8,253	24,061

Property and equipment, net of accumulated depreciation of $22,065 and $18,235 at March 31, 2023 and December 31, 2022, respectively	25,059	28,889
Licenses, net of accumulated amortization of $38,683 and $32,229 at March 31, 2023 and December 31, 2022, respectively	131,820	138,274
TOTAL ASSETS	$165,132	$191,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,777,941	$11,457,444
Obligations collateralized by receivables	206,236	206,236
Convertible debt, net	2,164,529	2,160,034
Notes payable	154,873	154,873
Notes payable - related parties	199,415	199,415
Small Business Administration loan	979,950	979,950
Derivative liability	18,009,660	9,652,846
Total Current Liabilities	33,492,604	24,810,798
TOTAL LIABILITIES	$33,492,604	$24,810,798

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Redeemable convertible preferred stock, Series A, $0.001 par value, 125,000 shares authorized, 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series B, $0.001 par value, 525,000 shares authorized, 159,666 and 159,666 shares issued and outstanding	160	160
Redeemable convertible preferred stock, Series C, $0.001 par value, 500,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series D, $0.001 par value, 500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding	100	100
Redeemable convertible preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 821,377 and 821,377 shares issued and outstanding, respectively	821	821
Redeemable convertible preferred stock, Series F, $0.001 par value, 500,000 shares authorized, 190,000 and 190,000 shares issued and outstanding	190	190
Redeemable convertible preferred stock, Series G, $0.001 par value, 500,000 shares authorized, 25,000 and 25,000 shares issued and outstanding	25	25
Common stock; 35,000,000,000 and 35,000,000,000 shares authorized at $0.0001 par value, 19,360,719,816 and 18,831,386,254 shares issued, respectively; 19,245,422,812 and 18,643,205,254 shares outstanding, respectively	1,936,072	1,883,139
Additional paid-in capital	37,558,582	37,515,219
Treasury stock – 115,297,004 and 188,181,000 shares of common stock	(14,230)	(18,997)
Accumulated other comprehensive income	2,670	3,725
Accumulated deficit	(72,811,862)	(64,003,956)
TOTAL STOCKHOLDERS’ DEFICIT	(33,327,472)	(24,619,574)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$165,132	$191,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Contract services revenue	$10,376	$-

Operating expenses:
Executive compensation	37,500	37,500
Legal and professional fees	23,161	44,056
Investor relations	4,090	20,664
Consulting fees	1,288	15,221
Sales and marketing	20,000	14,183
Research and development	9,330	4,099
Amortization of licenses	6,454	7,904
Depreciation of equipment	3,830	3,830
Other operating expenses	26,372	110,057
Total operating expenses	132,025	257,514

Operating (loss)	(121,649)	(257,514)

Other income (expenses):
Gain (loss) from derivative liability	(8,356,814)	(571,095)
Interest expense	(329,443)	(220,928)
Total other income (expenses) - net	(8,686,257)	(792,023)

Income (loss) before income taxes	(8,807,906)	(1,049,537)
Income tax provision	-	-
Net income (loss)	$(8,807,906)	$(1,049,537)

Net income per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted-average common shares outstanding:
Basic	19,110,654,882	18,285,313,740
Diluted	19,110,654,882	18,285,313,740
Comprehensive income (loss):
Net income (loss)	$(8,807,906)	$(1,049,537)
Foreign currency translation adjustments	(1,055)	-
Comprehensive income (loss)	$(8,808,961)	$(1,049,537)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock						Common Stock		Additional			Accumulated Other
	Series B	Series D	Series E	Series F	Series G	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income	Total

Balances, December 31, 2021	159,666	100,000	791,567	180,000	25,000	$1,256	17,592,057,165	$1,759,206	$36,775,736	$(18,997)	$(64,404,388)	-	$(25,887,187)
Common stock issued for license	-	-	-	-	-	-	160,000,000	16,000	48,000	-	-	-	64,000
Common stock issued for services	-	-	-	-	-	-	203,333,334	20,333	52,667	-	-	-	73,000
Common stock and warrants issued in connection with convertible notes financings, net of placement agent fee of $1,350	-	-	-	-	-	-	60,500,000	6,050	102,600	-	-	-	108,650
Common stock issued for accrued executive compensation	-	-	-	-	-	-	428,571,428	42,857	107,143	-	-	-	150,000
Common stock issued for accrued consulting fees	-	-	-	-	-	-	206,896,552	20,690	279,310	-	-	-	300,000
Net loss for three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	(1,049,537)	-	(1,049,537)
Balances, March 31, 2022	159,666	100,000	741,567	180,000	25,000	$1,256	18,651,358,479	$1,865,136	$37,365,456	$(18,997)	$(65,453,925)	$-	$(26,241,074)

Balances, December 31, 2022	159,666	100,000	821,377	190,000	25,000	$1,296	18,831,386,254	$1,883,139	$37,515,219	$(18,997)	$(64,003,956)	$3,725	$(24,619,574)
Common stock issued in connection with conversion of convertible notes	-	-	-	-	-	-	329,333,562	32,933	32,933	-	-	-	65,866
Common stock issued for services	-	-	-	-	-	-	200,000,000	20,000	-	-	-	-	20,000
Sale of Treasury stock	-	-	-	-	-	-	-	-	10,430	4,767	-	-	15,197
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	(1,055)	(1,055)
Net loss for three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	(8,807,906)	-	(8,807,906)
Balances, March 31, 2023	159,666	100,000	821,377	190,000	25,000	$1,296	19,360,719,816	$1,936,072	$37,558,582	$(14,230)	$(72,811,862)	$2,670	$(33,327,472)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss) for the period	$(8,807,906)	$(1,049,537)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of equipment	3,830	3,830
Amortization of licenses	6,454	7,904
Amortization of debt discounts	64,195	8,313
Stock based compensation	24,249	48,000
Loss (gain) from derivative liability	8,356,814	571,095
Changes in operating assets and liabilities:
Accounts receivable	20,525	-
Prepaid expenses	-	33,611
Accounts payable and accrued expenses	322,414	312,759
NET CASH (USED IN) OPERATING ACTIVITIES	(9,425)	(64,025)

INVESTING ACTIVITIES:
Purchase of equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Proceeds from convertible debt financings	-	108,650
Proceeds from sales of treasury stock	15,197	-
Payments towards notes payable	-	(3,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,197	105,650

EXCHANGE RATE EFFECT ON CASH	(1,055)	-

NET INCREASE (DECREASE) IN CASH	4,717	41,625
CASH, BEGINNING OF PERIOD	379	10,573
CASH, END OF PERIOD	$5,096	$51,198

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common Stock issued in satisfaction of accrued executive compensation	$-	$150,000
Common Stock issued for accrued consulting fees	$-	$300,000
Common stock issued for prepaid marketing fees	$-	$25,000
Common stock issued for license	$-	$64,000
Common stock and warrants issued in connection with new convertible notes	$-	$110,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

License Agreements

Oxford University Innovation Limited

On June 2, 2021, the Company (the “Licensee”) entered into a License Agreement (the “Agreement”) with Oxford University Innovation Limited (the “Licensor”). Under the terms of the Agreement, the Licensee will license the licensed technology (OUI Project- Hydrogen from plastics via microwave-initiated catalytic dehydrogenation). The Agreement is non-exclusive and includes the United States and European Union. Signing fees for the Agreement were £54,807 and have been paid in full by the Company. The Royalty Rate is 5% of net sales. The Agreement comprises milestone fees as: (i) £20,000 upon the first commercial sale of a licensed product; (ii) £50,000 upon generating $1,000,000 in sales; (iii) £10,000 upon the successful grant of the US patent; and (iv) £10,000 upon the successful grant of the EU patent. Whether the company realizes product sales or not, the Company is subject to a minimum payment to Oxford University Innovation of £10,000 for license year 3 and £20,000 for license year 4 and each license year thereafter.

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

Ecomena Limited

On December 2, 2021, the Company (“Licensee”) entered into a License of Agreement (the “Agreement”) with Ecomena Limited (an entity located in the United Kingdom) (“Licensor”). Under the terms of the Agreement, the Licensee will license the Licensed Technology to recycle industrial byproduct into cement free pavers and mortars that are environmentally friendly and continuously absorb carbon dioxide. The signing fees payable to the Licensor under the Agreement are £20,000 cash (approximately $27,247 at February 17, 2022), of which £10,000 has been paid by the Licensee, and 160,000,000 shares of the Company’s common stock, which was delivered to the Licensor on February 17, 2022. The royalty rate payable to the Licensor is 5% of net sales, subject to a minimum of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter. The term of the Agreement is five years from December 2, 2021 to December 2, 2026. The Licensee may terminate the Agreement for any reason at any time provided it gives Licensor six (6) months written notice to terminate expiring after December 2, 2024. If requested by the Licensee, the Licensor shall agree to the Agreement continuing in force after December 2, 2026. As of the date of this filing, the Agreement is still in effect.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

The Operating Agreement for Management of CMGBM (the “CMGBM Agreement”) provides for (1) the allocation of 501 Managing Membership units (50.1%) to CarbonMeta Technologies, Inc. (“COWI”) and 499 Managing Membership units (49.9%) to Salvum Corporation, (2) COWI capital contributions to CMGBM of (a) 250,000,000 shares of COWI common stock and (b) the assignment of the Ecomena Limited license agreement, and (3) Salvum Corporation capital contributions to CMGBM of (a) existing EarthCrete customer list and sales pipeline, and (b) license to use EarthCrete trademark worldwide. The CMGBM Agreement also provides that profits and losses (and distributions) of CMGBM shall be allocated on the basis of each Managing Member’s relative capital accounts and that a Managing Member may withdraw from CMGBM upon not less than six months prior written notice to each non-withdrawing Managing Member. As of March 31, 2023, the above capital contributions provided for in the CMGBM Agreement had not occurred and no significant operations of CMGBM had commenced.

Service Award

On June 10, 2022, our subsidiary, CarbonMeta Research Ltd. (“CMR”), was granted a Service Award (entitled “Waste Plastic Catalysis Proof of Concept”) from a business company located in Spain. The award provided for CMR to provide the customer with an initial prototype process for converting mixed waste plastic to hydrogen and solid carbon and for the customer to pay CMR a total of 50,000 Euros in four installments as certain milestones are met. As of March 31, 2023, all of the milestones had been met by CMR and CMR had invoiced the customer the full 50,000 Euros ($49,542), of which $40,103 was collected in the third quarter 2022 and $9,439 was collected in the fourth quarter 2022.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2023. These financial statements should be read in conjunction with that report.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of CarbonMeta Research Ltd. (“CMR”) is the Great Britain pound (“GBP”); the functional currency of the Company and its other subsidiaries is the United States dollar. The assets and liabilities of CMR are translated at the GBR currency exchange rate at the end of the period ($1.236823 at March 31, 2023), the revenues and expenses of CMR are translated at the GBP average exchange rates during the period ($1.223491 for the three months ended March 31, 2023), and stockholders’ equity (deficit) of CMR is translated at the historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has not experienced any losses in such accounts. As of March 31, 2023 and December 31, 2022, the Company did not have bank balances that exceeded the FDIC insured limits.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2023 and December 31, 2022, on a recurring basis:

SUMMARY OF ASSETS AND LIABILITIES MEASURED AND RECOGNIZED AT FAIR VALUE:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2023	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(18,009,660)	$-	$(18,009,660)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(9,652,846)	$-	$(9,652,846)

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the three months ended March 31, 2023 and 2022 were $9,330 and $4,099, respectively.

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

The Company currently has convertible debt and preferred stock, which, if converted, as of March 31, 2023 and 2022, would have caused the Company to issue diluted shares totaling 39,570,016,202 and 36,345,298,945, respectively.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of March 31, 2023 and December 31, 2022, the Company has issued, and has outstanding, shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company. The Board of Directors has sole discretion to declare dividends based on the Company’s financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. At March 31, 2023 and December 31, 2022, there were cumulative undeclared dividends to Preferred Series B shareholders of $129,724 and $127,728, respectively, the obligation for which is contingent on declaration by the board of directors. At March 31, 2023 and December 31, 2022 there were accrued unpaid declared dividends of $15,969 and $15,969, respectively (which are included in accounts payable and accrued expenses).

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE C – GOING CONCERN

The Company has a working capital deficit of $33,484,351 and $24,786,737 as of March 31, 2023 and December 31, 2022, respectively. The Company has accumulated deficits of $72,811,862 and $64,003,956 as of March 31, 2023 and December 31, 2022, respectively. Additionally, the Company is in default of substantially all of its debt and other obligations (see Notes F, H, I and K). Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

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

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Computer equipment and software	$1,325	$1,325
Filament production equipment	45,799	45,799
Subtotal	47,124	47,124
Less: accumulated depreciation	(22,065)	(18,235)
Property and equipment, net	$25,059	$28,889

Depreciation of equipment expense for the three months ended March 31, 2023 and 2022 was $3,830 and $3,830, respectively.

NOTE E – LICENSES, NET

The licenses, net, consist of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
License acquired from Oxford University Innovation Limited on June 2, 2021 (see Note A)	$79,256	$79,256
License acquired from Ecomena Limited effective February 17, 2022 (see Note A)	91,247	91,247
Subtotal	170,503	170,503
Accumulated amortization	(38,683)	(32,229)
License, net	$131,820	$138,274

Amortization of licenses expense for the three months ended March 31, 2023 and 2022 was $6,454 and $7,904, respectively.

At March 31, 2023, the expected future amortization of licenses expense was:

Fiscal year ending December 31:
2023 (excluding the three months ended March 31, 2023)	$19,721
2024	26,175
2025	26,175
2026	26,175
2027	10,327
Thereafter	23,247
Total	$131,820

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accounts payable	$1,434,772	$1,434,142
Accrued interest	6,621,051	6,362,570
Accrued CEO compensation	912,000	874,500
Accrued CarbonMeta Research, Ltd. Board of Directors fees	78,403	63,314
Accrued payroll	110,335	110,335
Deferred compensation to Chief Technology Officer of Company subsidiary, CoroWare Technologies, Inc.	230,993	230,993
Payroll taxes payable	1,998,735	1,998,735
Commissions payable	221,188	221,188
Accrued consulting fees relating to the Mutual Release and Settlement Agreement dated July 19, 2021 with Y.A. Global Investments, LP (Note H)	50,000	50,000
Accrued dividends on Series B Preferred Stock	15,969	15,969
License fee and minimum royalty payable to Ecomena Limited	13,624	13,624
Other	90,871	82,074
Total	$11,777,941	$11,457,444

The accounts payable of $1,434,772 at March 31, 2023, which substantially all relate to year 2016 and prior, are liabilities of:

March 31,
2023
CarbonMeta Technologies, Inc.	$230,303
CoroWare Technologies, Inc.	1,157,662
CoroWare Robotics Solutions, Inc.	34,353
Carbon Source, Inc.	3,197
AriCon, LLC	9,257
Total	$1,434,772

The payroll taxes payable of $1,998,735 and commissions payable of $221,188 at March 31, 2023, which also substantially all relate to year 2016 and prior, are all liabilities of CoroWare Technologies, Inc. On October 28, 2021, the Company CEO submitted an Offer in Compromise with the Internal Revenue Service to satisfy the trust fund portion (approximately $1,400,000) of the liability for $534,457 and paid $106,891 to the Internal Revenue Service with the offer. To date, the Internal Revenue Service has not yet accepted or declined this Offer in Compromise.

NOTE G –OBLIGATIONS COLLATERALIZED BY RECEIVABLES, NET

Obligations collateralized by receivables consist of:

	March 31,	December 31,
	2023	2022
Knight Capital July 16, 2015 arrangement	$-	$-
Quick Fix Capital August 17, 2015 arrangement	48,907	48,907
Power Up January 8, 2016 arrangement	14,232	14,232
Power Up April 12, 2016 arrangement	67,645	67,645
Power Up April 28, 2016 arrangement	29,696	29,696
Power Up June 2, 2016 arrangement	45,756	45,756
Total	$206,236	$206,236

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE H – CONVERTIBLE DEBT, NET

Convertible debt, net, consists of:

				Principal Balance at		Accrued Interest Balance at
Lender	Interest Rate	Default Rate	Conversion Price	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Westmount Holdings International, Ltd – loan date January 12, 2010 due on demand	14.00%	14.00%	(1)	$537,317	$537,317	$986,817	$968,268
Tangiers Investment Group, LLC – loan date March 9, 2013 and due date of March 9, 2014, in technical default	10.00%	20.00%	(2)	-	-	891	891
Tangiers Investment Group, LLC – loan date March 27, 2014 and due date of March 27, 2015, in technical default	10.00%	20.00%	(2)	75,000	75,000	125,918	122,219
Tangiers Investment Group, LLC – due on demand	0.00%	15.00%	$0.0006	47,000	47,000	62,892	62,892
Tangiers Investment Group, LLC – loan date October 11, 2016 and due date of October 20, 2017, in technical default	0.00%	20.00%	$0.0006	10,000	10,000	6,663	6,663
Tangiers Investment Group, LLC – loan date January 30, 2017 and due date of January 30, 2018, in technical default	10.00%	20.00%	$0.0006	30,910	30,910	18,445	18,445
Tangiers Investment Group, LLC – loan date July 19, 2021 and due date of July 19, 2022, in technical default	10.00%	20.00%	$0.001	105,000	105,000	17,864	15,275
Tangiers Investment Group, LLC – loan date September 8, 2021 and due date of September 8, 2022, in technical default	10.00%	20.00%	$0.001	105,000	105,000	16,368	13,779
Tangiers Investment Group, LLC – loan date March 21, 2022 and due date of March 21, 2023, in technical default	12.00%	16.00%	$0.0002	55,000	55,000	6,781	5,153
Lloyd T. Spencer (the Company’s sole officer and director) – loan date March 7, 2022 and due date of March 7, 2023, in technical default	12.00%	16.00%	$0.0002	31,300	66,000	7,699	6,488
Dakota Capital Pty, Ltd – loan date April 8, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(3)	200,000	200,000	251,386	244,482
Zoom Marketing – loan date August 23, 2013 and due date of January 23, 2014, in technical default	5.00%	10.00%	(8)	65,000	65,000	63,921	62,319
Burrington Capital, LLC – loan date April 2, 2014 and due date of October 1, 2014, in technical default	10.00%	15.00%	(12)	25,000	25,000	68,263	64,897
Patrick Ferro – loan date April 3, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(13)	26,825	26,825	39,630	38,704
Barry Liben – loan date April 3, 2014 and due date of December 31, 2014, in technical default	0.00%	0.00%	(13)	52,800	52,800	-	-
Jared Robert – loan date December 10, 2014 and due date of June 10, 2015, in technical default	10.00%	15.00%	(12)	20,000	20,000	47,295	44,867
Raphael Cariou – loan date August 3, 2012 and due date of February 3, 2013, in technical default	10.00%	15.00%	(4)	7,000	7,000	25,433	25,227
Raphael Cariou – loan date March 12, 2015 and due date of September 12, 2015, in technical default	24.00%	29.00%	(4)	82,178	82,178	740,187	684,080
Raphael Cariou - loan date March 12, 2015 and due date of September 12, 2015, in technical default	24.00%	29.00%	(4)	94,178	94,178	829,777	766,739
Redwood Management, LLC – loan date of March 21, 2011 and due date of March 18, 2013, in technical default	14.00%	14.00%	(1)	123,936	123,936	174,959	170,680
AGS Capital Group, LLC – loan date of February 25, 2013 and due date of February 25, 2014, in technical default	14.00%	14.00%	(9)	8,640	8,640	122,351	117,931
AGS Capital Group, LLC – loan date of February 25, 2013 and due date of February 25, 2014, in technical default	14.00%	14.00%	(9)	42,000	42,000	129,214	123,437
Tim Burgess – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	$1.00	50,000	50,000	146,263	144,414
Azriel Nagar – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	$1.00	50,000	50,000	146,263	144,414
Kelburgh, Ltd – loan date of February 12, 2012 and due date of March 22, 2012, in technical default	10.00%	15.00%	(8)	13,000	13,000	54,810	52,363
Premier IT Solutions – loan date of October 5, 2011 and due date of March 5, 2012, in technical default	10.00%	15.00%	(7)	21,962	21,962	97,298	92,994
LG Capital Funding, LLC – loan date of March 11, 2014 and due date of March 11, 2015, in technical default	12.00%	24.00%	(11)	32,000	32,000	65,711	63,817
LG Capital Funding, LLC – loan date of January 7, 2015 and due date of January 7, 2016, in technical default	12.00%	24.00%	(11)	20,625	20,625	38,264	37,044
LG Capital Funding, LLC – loan date of March 11, 2014 and due date of March 11, 2015, in technical default	12.00%	24.00%	(11)	24,000	24,000	49,284	47,863
Barclay Lyons – loan date of January 28, 2011 and due date of July 28, 2011, in technical default	21.00%	36.00%	(6)	10,750	10,750	46,308	45,354
Blackridge Capital, LLC – loan date of April 2, 2011 and due date of July 28, 2011, in technical default	10.00%	15.00%	(7)	6,985	6,985	130,182	125,231
Blackridge Capital, LLC – loan date of February 21, 2014 and due date of September 21, 2014, in technical default	8.00%	8.00%	(10)	5,000	5,000	5,109	4,912
Julian Herskowitz – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	(15)	-	-	16,287	16,287
Patrick Tuohy – loan date of April 1, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(12)	-	-	153	153
Richard Wynns – loan date July 22, 2005 and due date of December 31, 2006, in technical default	5.00%	5.00%	$0.15	7,500	7,500	7,595	7,502
Richard Wynns - loan date July 26, 2010 and due date of December 31, 2011, in technical default	10.00%	10.00%	(5)	93,997	93,997	119,821	117,472
MacRab LLC – loan date May 10, 2022 and due date of May 10, 2023	12.00%	16.00%	$0.0002	33,056	33,056	3,532	2,554
BHP Capital NY Inc. - loan date July 14, 2022 and due date of July 14, 2023	12.00%	12.00%	$0.0002	-	25,000	1,917	1,397
Quick Capital LLC - loan date July 14, 2022 and due date of July 14, 2023	12.00%	12.00%	$0.0002	25,000	25,000	2,137	1,397
Quick Capital LLC - loan date November 1, 2022 and due date of November 1, 2023	12.00%	16.00%	$0.0002	10,000	10,000	496	201
Robert Papiri Defined Benefit Plan - loan date July 15, 2022 and due date of July 15, 2023	12.00%	12.00%	$0.0002	10,000	10,000	851	556
Robert Papiri Defined Benefit Plan - loan date November 16, 2022 and due date of November 16, 2023	12.00%	16.00%	$0.0002	10,000	10,000	444	148
Robert Papiri Defined Benefit Plan - loan date December 11, 2022 and due date of December 11, 2023	12.00%	16.00%	0.0002	5,000	5,000	181	33
Robert Papiri Defined Contribution Plan - loan date July 15, 2022 and due date of July 15, 2023	12.00%	16.00%	$0.0002	2,500	2,500	213	139
RPG Capital Partners, Inc - loan date July 15, 2022 and due date of July 15, 2023	12.00%	16.00%	$0.0002	2,500	2,500	213	139
RPG Capital Partners, Inc - loan date August 4, 2022 and due date of August 4, 2023	12.00%	16.00%	$0.0002	25,000	25,000	1,964	1,225
RPG Capital Partners, Inc - loan date September 12, 2022 and due date of September 12, 2023	12.00%	16.00%	$0.0002	15,000	15,000	986	542
Total				2,217,959	2,277,659	4,680,036	4,471,583
Less debt discounts				(53,430)	(117,625)	-	-
Net				$2,164,529	$2,160,034	$4,680,036	$4,471,583

(1)	Lesser of (a) $0.02 or (b) 85% of the lowest closing price during the 30-day trading period prior to conversion.
(2)	50% of the lowest closing price during the 20-day trading period prior to conversion.
(3)	Lesser of (a) $0.02 or (b) 50% of the lowest volume weighted average price during the 30-day trading period prior to conversion.
(4)	86.9565% of the average prices of the five trading days prior to the conversion date.
(5)	75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.
(6)	50% of the lesser of (i) the closing price on the day prior to conversion, or (ii) the volume-weighted-average closing price of the five-day trading period prior to conversion, though in no instance shall the conversion price be less than $0.0001.
(7)	Average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.
(8)	85% of the average of the five trading days prior to the applicable conversion date.
(9)	35% of the lowest closing price during the 20-day trading period prior to conversion.
(10)	60% of the lowest closing price during the 30-day trading period prior to conversion
(11)	50% of the lowest closing price during the 10-day trading period prior to, and including the date of, conversion
(12)	60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.
(13)	50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.
(15)	65% of the lowest closing price during the 7-day trading period prior to conversion

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE H – CONVERTIBLE DEBT, NET (continued)

In the Company’s evaluation of each convertible debt instrument in accordance with FASB ASC 815, Derivatives and Hedging, based on the variable conversion price, it was determined that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value (Please see NOTE L – DERIVATIVE LIABILITY for further information). As of March 31, 2023 and December 31, 2022, debt discounts related to convertible notes payable totaled $53,430 and $117,625, respectively.

NOTE I – NOTES PAYABLE

Notes payable consist of:

	Principal Balance		Accrued Interest Balance
Description (i)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Gary Sumner June 29, 2017 note, interest at 5% compounded (default simple interest at 18%), due March 31, 2018	$45,000	$45,000	$116,253	$114,255
LTC International Corp July 3, 2018 note, interest at 20.8% (default interest at 41.6%), due December 17, 2018	4,732	4,732	31,192	30,707
Richard Wynns July 27, 2010 note, interest at 18% compounded (default compounded interest at 21%), due January 23, 2011	25,000	25,000	317,692	300,313
Barclay Lyons March 15, 2011 note, interest at 18.99% (default interest at 28.99%), due March 25, 2011	15,000	15,000	52,343	51,271
John Kroon March 17, 2010 note, interest at 18% compounded (default compounded interest at 21%), due September 13, 2010	10,000	10,000	137,843	130,345
Walter Jay Bell October 18, 2013 note, interest at 10%, due November 29, 2013	10,000	10,000	9,504	9,257
Walter Jay Bell April 24, 2016 note, interest at 10%, due September 30, 2016	8,641	8,641	3,021	2,915
George Ferch March 29, 2011 note, interest at 0% (default compounded interest at 21%), due June 27, 2011	5,000	5,000	52,450	49,536
Blackridge, LLC April 11, 2012 note, interest at 5% (default interest at 5%), due May 25, 2012	1,500	1,500	1,046	1,027
Michael Sobeck August 16, 2022 note, interest at 12%, due August 16, 2023	30,000	30,000	1,200	300
Total	$154,873	$154,873	$722,544	$689,927

(i)	Unless otherwise noted, interest is simple interest.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE J – NOTES PAYABLE, RELATED PARTIES

As of March 31, 2023 and December 31, 2022, the Company had an aggregate total of $199,415 and $199,415, respectively, in related party notes payable. These notes bear simple interest at rates ranging from 10% to 18% per annum, with default simple interest at rates ranging from 10% to 24% per annum. Accrued interest on related party notes payable totaled $478,825 and $468,562 at March 31, 2023 and December 31, 2022, respectively.

NOTE K – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at March 31, 2023 and December 31, 2022 was $979,950 and $979,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010, whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011. The Company only made four payments under the modification agreement. The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default. Accrued interest payable on the note totaled $742,388 and $732,497 as of March 31, 2023 and December 31, 2022, respectively.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Risk-free interest rate	4.72%	4.41%
Expected options life	1 - 2 yrs	1-2 yrs
Expected dividend yield	-	-
Expected price volatility	289%	341%

For the three months ended March 31, 2023, the Company’s derivative liability increased from $9,652,846 at December 31, 2022 to $18,009,660 at March 31, 2023, and the Company recognized a loss from derivative liability of $8,356,814. For the three months ended March 31, 2022, the Company’s derivative liability increased from $11,904,070 at December 31, 2021 to $12,475,165 at March 31, 2022, and the Company recognized a loss from derivative liability of $571,095.

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

There were no issuances, conversions or redemptions of Series A Preferred Stock during the three months ended March 31, 2023 and year ended December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE M – PREFERRED STOCK (continued)

There were no issuances, conversions or redemptions of Series B Preferred Stock during the three months ended March 31, 2023 and year ended December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had 159,666 and 159,666 shares of Series B Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B Preferred Stock of $265,467 and $145,763 as of March 31, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of ($119,704) and ($19,434) were credited (charged) to derivative income (expense) for the three months ended March 31, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series C Preferred Stock during the three months ended March 31, 2023 and year ended December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

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

There were no issuances, conversions or redemptions of Series D Preferred Stock during the three months ended March 31, 2023 and year ended December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $241,836 and $197,877 as of March 31, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of ($43,959) and $49,861 were credited (charged) to derivative income (expense) for the three months ended March 31, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series E Preferred Stock during the three months ended March 31, 2023 and year ended December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had 821,377 and 821,377 shares of Series E Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $1,986,389 and $1,625,314 as of March 31, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of ($361,075) and ($381,614) were credited (charged) to derivative income (expense) for the three months ended March 31, 2023 and 2022, respectively.

f) Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Preferred Stock, par value $0.001 per share.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

There were no issuances, conversions or redemptions of Series F Preferred Stock during the three months ended March 31, 2023 and year ended December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had 190,000 and 190,000 shares of Series F Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F Preferred Stock of $459,489 and $375,966 as of March 31, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of ($83,523) and $94,736 were credited (charged) to derivative income (expense) for the three months ended March 31, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series G Preferred Stock during the three months ended March 31, 2023 and year ended December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had 25,000 and 25,000 shares of Series G Preferred Stock issued and outstanding, respectively.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE M – PREFERRED STOCK (continued)

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G Preferred Stock of $60,459 and $49,469 as of March 31, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of ($10,990) and $12,465 were credited (charged) to derivative income (expense) for the three months ended March 31, 2023 and 2022, respectively.

NOTE N – COMMON STOCK AND TREASURY STOCK

Common Stock

The Company is authorized to issue up to 35,000,000,000 shares of $0.0001 par value common stock, of which 19,245,422,812 and 18,643,205,254 shares were outstanding as of March 31, 2023 and December 31, 2022, respectively.

Issuances during the three months ended March 31, 2023:

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE N – COMMON STOCK AND TREASURY STOCK (continued)

Treasury Stock

As of March 31, 2023 and December 31, 2022, the Company held 115,297,004 and 188,181,000, respectively, shares of common stock in treasury.

NOTE O – STOCK OPTIONS AND WARRANTS

At March 31, 2023, the Company has outstanding a total of 1,146,000,000 warrants/options to the persons and upon the terms below:

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

For the three months ended March 31, 2023 and 2022, chief executive officer compensation expense was $37,500 and $37,500, respectively. As of March 31, 2023 and December 31, 2022, the accrued chief executive officer compensation liability was $912,000 and $874,500, respectively.

Major Customer

For the three months ended March 31, 2023, one customer (located in Spain) accounted for 100% of contract services revenue.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE Q – SUBSEQUENT EVENTS

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

On April 21, 2023, CarbonMeta Technologies, Inc. (the “Company”) and North Bay Resources, Inc. (“NBRI”) signed a Memorandum of Understanding (MOU) to create a subsidiary corporation called CarbonMeta Green Resources Canada as a Limited Liability Company in British Columbia that shall be jointly owned and managed by NBRI and the Company, and whose objective shall be production of carbon-negative cementless concrete using olivine.

Under the terms of the MOU:

CarbonMeta Green Resources Canada will be a Limited Liability Company in British Columbia, Canada with initial equity ownership as follows:

●	51% of the equity will be owned by CarbonMeta Technologies, Inc.

●	49% of the equity will be owned by North Bay Resources, Inc.

CarbonMeta Green Resources Canada will be a research and development center whose focus will be on:

●	Establish CarbonMeta Green Resources Canada as a mining and processing center for the production of carbon-negative cementless concrete using olivine

●	Build and operate a production facility and demonstration program for the production of carbon-negative cementless concrete that can be distributed in North America.

●	Establish an agreed upon transfer price from NBRI to CarbonMeta Green Resources Canada for purchasing olivine that shall be updated quarterly.

●	Develop and establish supply chain relationships with potential North American distributors of carbon-negative cementless concrete, including but not limited to CarbonMeta Green Building Materials, Inc. in the United States

●	Establish technology licensing relationships, industry partnerships, and marketing sponsorships related to the production of carbon-negative cementless concrete using olivine

The MOU is effective from the date executed by the parties and shall continue in force until terminated by either party giving the other party at least 30 business days prior written notice. The parties agree to execute definitive agreements within 30 days, at which time those agreements will supersede this MOU as of the effective date of the executed definitive agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As explained above, unless otherwise indicated, the terms “we,” “us,” “our,” “our Company,” “COWI” and “the Company” refer to CarbonMeta Technologies, Inc., together with its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for the Company’s business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Cautionary Note Regarding Forwarding- Looking Statements” section of this Quarterly Report. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

License Agreements

Oxford University Innovation Limited

On June 2, 2021, the Company (the “Licensee”) entered into a License Agreement (the “Agreement”) with Oxford University Innovation Limited (the “Licensor”). Under the terms of the Agreement, the Licensee will license the licensed technology (OUI Project- Hydrogen from plastics via microwave-initiated catalytic dehydrogenation). The Agreement is non-exclusive and includes the United States and European Union. Signing fees for the Agreement were £54,807 and have been paid in full by the Company. The Royalty Rate is 5% of net sales. The Agreement comprises milestone fees as: (i) £20,000 upon the first commercial sale of a licensed product; (ii) £50,000 upon generating $1,000,000 in sales; (iii) £10,000 upon the successful grant of the US patent; and (iv) £10,000 upon the successful grant of the EU patent. Whether the company realizes product sales or not, the Company is subject to a minimum payment to Oxford University Innovation of £10,000 for license year 3 and £20,000 for license year 4 and each license year thereafter.

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

Ecomena Limited

On December 2, 2021, the Company (“Licensee”) entered into a License of Agreement (the “Agreement”) with Ecomena Limited (an entity located in the United Kingdom) (“Licensor”). Under the terms of the Agreement, the Licensee will license the Licensed Technology to recycle industrial byproduct into cement free pavers and mortars that are environmentally friendly and continuously absorb carbon dioxide. The signing fees payable to the Licensor under the Agreement are £20,000 cash (approximately $27,247 at February 17, 2022) of which £10,000 has been paid by the Licensee, and 160,000,000 shares of the Company’s common stock, which was delivered to the Licensor on February 17, 2022. The royalty rate payable to the Licensor is 5% of net sales, subject to a minimum of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter. The term of the Agreement is five years from December 2, 2021 to December 2, 2026. The Licensee may terminate the Agreement for any reason at any time provided it gives Licensor six (6) months written notice to terminate expiring after December 2, 2024. If requested by the Licensee, the Licensor shall agree to the Agreement continuing in force after December 2, 2026. As of the date of this filing, the Agreement is still in effect.

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

Results of Operations:

For the three months ended March 31, 2023 versus March 31, 2022:

	March 31, 2023	March 31, 2022	$ Change
Gross revenue	$10,376	$-	$10,376
Operating expenses	132,025	257,514	(125,489)
Loss from operations	(121,649)	(257,514)	135,865
Other income (expense)	(8,686,257)	(792,023)	(7,894,234)
Net loss	(8,807,906)	(1,049,537)	(7,758,369)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$0.00

Revenues

For the three months ended March 31, 2023, revenues were $10,376 compared to revenues of $- during the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company had two customers. The first is a European global energy industry for whom we are in a technology assessment project to evaluate our microwave catalysis process for mixed waste plastics. The Company has a contractual agreement with this customer for the technology assessment project. The second is a construction contractor with expertise in the deployment of solar farm systems. The Company has a Interim Joint Product Development and Sales Representation Agreement with this customer, and the companies subsequently signed a Joint Venture Agreement on August 28, 2022 that supersedes the Interim Joint Product Development and Sales Representation Agreement. For the three months ended March 31, 2022, the Company had no customers.

Operating Expenses

For the three months ended March 31, 2023 and 2022, operating expenses were $132,025 and $257,514, respectively. For the three months ended March 31, 2023, operating expenses were largely attributable to legal and professional fees of $23,161, executive compensation of $37,500 and sales and marketing of $20,000.

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to identify potential acquisitions, joint ventures and licensing opportunities.

We incurred $9,330 and $4,099 in research and development expenses during the three months ended March 31, 2023 and 2022, respectively.

We incurred $37,500 and $37,500 in compensation expenses during the three months ended March 31, 2023 and 2022, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

For the three months ended March 31, 2023 and 2022, loss from operations was $121,469 and $257,514, respectively.

Other Income (Expenses)

For the three months ended March 31, 2023 and 2022, other income (expenses) was ($8,686,257) and ($792,023), respectively. During the three months ended March 31, 2023, other income (expenses) were largely attributable to a loss on derivative liability of ($8,356,814).

Net Income (Loss)

For the three months ended March 31, 2023 and 2022, net loss was $8,807,906 and $1,049,537, respectively. The increase in net loss for the three months ended March 31, 2023 was largely attributable to a loss on derivative liability of $8,356,814.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(9,425)	$(64,025)
Investing Activities	-	-
Financing Activities	15,197	105,650
Net increase in cash and restricted cash	$4,717	$41,625

For the three months ended March 31, 2023 and 2022, net cash (used in) operating activities was ($9,425) and ($64,025), respectively. The decrease in net cash (used in) operating activities for the three months ended March 31, 2023 was largely attributable to a change from derivative liabilities of $8,356,814.

For the three months ended March 31, 2023 and 2022, net cash (used in) investing activities was $- and $-, respectively.

For the three months ended March 31, 2023 and 2022, cash provided by financing activities was $15,197 and $105,650, respectively. The decrease in net cash provided by financing activities for the three months ended March 31, 2023 was largely attributable to a decrease in convertible debt financings as compared to the three months ended March 31, 2022.

At March 31, 2023, we had current assets of $8,253, current liabilities of $33,492,604, a working capital deficit of $33,484,351 and an accumulated deficit of $72,811,862.

At December 31, 2022, we had current assets of $24,061, current liabilities of $24,810,798, a working capital deficit of $24,786,737 and an accumulated deficit of $64,003,956.

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

Convertible Notes

At March 31, 2023 and December 31, 2022, the Company had $2,164,529 and $2,160,034 in outstanding convertible debt, net, respectively. At March 31, 2023 and December 31, 2022, the Company had $1,495,586 and $1,781,104 of outstanding default principal, respectively. If all Convertible Notes were converted, shareholders would undergo significant dilution to their holdings.

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

Please see NOTE H – CONVERTIBLE DEBT, NET for further information.

Debt

At March 31, 2023 and December 31, 2022, the Company had $15,482,944 and $15,157,952 in total debt, exclusive of derivative liabilities, respectively. Please see NOTES F, G, H, I, J and K for further information.

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

Contractual Obligations and Commitments

The Company has no debt covenants that require certain financial information to be met.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s combined financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on the Company’s significant accounting policies please refer to NOTE B – SIGNIFICANT ACCOUNTING POLICIES to the Company’s Financial Statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to being a Smaller Reporting Company, the Company is not required to provide information under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations due to the reasons set forth below.

As of December 31, 2022, management identified the following material weakness in our internal control over financial reporting: the Company was unable to provide a timely financial reporting package in connection with the year end audit. This was primarily the result of the Company’s limited accounting personnel. This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Management has concluded that the material weakness described above currently exists as of March 31, 2023. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2023.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of March 31, 2023.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to legal actions that are routine and incidental to its business. However, based upon available information and in consultation with legal counsel, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on the Company’s assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and\or results of operations.

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s Annual report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2023, which is supplemented by the risk factor set forth below.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit	Description

2.4	Certificate of Merger of Sanjay Haryma and Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and exchange Commission on August 31, 2021)
2.5	Certificate of Merger of SRM Networks, Inc. and Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and exchange Commission on August 31, 2021)
2.6	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (previously filed on Form 8-K with the Securities and Exchange on August 8, 2004.)
2.7	Certificate of Ownership and Merger of Innova Robotics and Automation, Inc. and Innova Holdings, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.1	Articles of Incorporation (previously filed on Form SB-2 with the Securities and Exchange Commission on August 7, 2001)
3.2	Bylaws (previously filed on Form SB-2 with the Securities and Exchange Commission on August 7, 2001)
3.3	Amendment to Articles of Incorporation- Name change to SRM Networks, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.4	Amendment to Articles of Incorporation- Name change to Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.5	Amendment to Articles of Incorporation- Increased authorized common stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.6	Amendment to Articles of Incorporation- Name change to Innova Holdings, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.7	Amendment to Articles of Incorporation- Name change to Innova Robotics and Automation, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.8	Amendment to Articles of Incorporation- Name change to CoroWare, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.9	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.10	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.11	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.12	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.13	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.14	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.15	Amendment to Articles of Incorporation- Name change to Open Road Shipping, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.16	Articles of Incorporation for CoroWare Treasury, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.17	Articles of Incorporation for Carbon Source Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.18	Amendment to Articles of Incorporation- Name change to CarbonMeta Technologies, Inc.
3.19	Articles of Organization of CarbonMeta Green Building Materials, LLC (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
3.20	Restated Articles of CarbonMeta Technologies, Inc. (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
4.1	Form of Subscription Agreement (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.2	Certificate of Designation of Series A Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.3	Certificate of Designation of Series B Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.4	Certificate of Designation of Series D Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)

4.5	Certificate of Designation of Series E Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.6	Restated Certificate of Designation of Series E Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.7	Certificate of Designation of Series F Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.8	Certificate of Designation of Series G Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.9	Certificate of Designation of Series C Preferred Stock (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.1	Forbearance Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.2	Amended and Restated Intellectual Security Agreement dated between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.3	Common Stock Purchase Warrant Agreement between CoroWare, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.4	Amended and Restated Global Security Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.5	Global Guaranty Agreement between CoroWare Technologies, Inc. and Robotic Workspace Technologies, Inc. in favor of YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.6	Amended and Restated Intellectual Security Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.7	Consulting Agreement between CoroWare, Inc. and Global Technologies, Ltd dated May 10, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.8	Convertible Promissory Note between CoroWare, Inc. and Tangiers Investment Group, LLC dated July 19, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.9	Settlement Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotics Workspace Technologies, Inc. and YA Global Investments, LP dated July 19, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.10	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.11	Promissory Note between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.12	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.13	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.14	Promissory Note between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.15	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.16	Debt Settlement Agreement between CoroWare, Inc. and RBB Capital, LLC dated October 25, 2021 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.17	Interim Joint Product Development and Sales Representation Agreement between the Company and Salvum Corporation dated January 11, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.18	Standby Equity Commitment Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.19	Registration Rights Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.20	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.21	Promissory Note between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.22	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.23	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.24	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RPG Capital Partners dated March 1, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.25	Master Subcontractor Agreement between CarbonMeta Technologies, Inc. and Elder and Associates, LLC dated January 24, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.26	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.27	Promissory Note between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)

10.28	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.29	Registration Rights Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.30	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.31	Promissory Note between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.32	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.33	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.34	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.35	Promissory Note between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.36	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.37	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.38	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.39	Promissory Note between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.40	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.41	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.42	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.43	Promissory Note between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.44	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.45	Registration Rights Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.46	License Agreement between CarbonMeta Technologies, Inc. and Ecomena Limited dated December 2, 2021 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.47	License Agreement between CarbonMeta Technologies, Inc. and Oxford University Innovation Limited (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.48	Operating Agreement of CarbonMeta Green Building Materials, LLC (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.49	Convertible Note between the Company and Tim Burgess dated February 12, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.50	Convertible Note between the Company and Azriel Nagar dated February 13, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.51	Convertible Note between the Company and Julian Herskowitz dated February 12, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.52	Promissory Note between the Company and Richard Wynns dated July 27, 2010 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.53	Convertible Promissory Note between the Company and Richard Wynns dated July 22, 2005 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.54	Amended and Restated secured Convertible Debenture between the Company and Westmount Holdings international Limited dated August 22, 2009 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.55	Convertible Promissory Note between the Company and Kelburgh Ltd dated February 21, 2012 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.56	Convertible Promissory Note between the Company and Premier IT Solutions dated October 5, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.57	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated March 11, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.58	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated January 7, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.59	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated March 11, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.60	Convertible Promissory Note between the Company and Barclay Lyons dated July 28, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.61	Convertible Promissory Note between the Company and Blackridge Capital, LLC dated February 21, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.62	Convertible Promissory Note between the Company and Patrick Tuohy dated April 1, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.63	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated March 9, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)

10.64	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated March 27, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.65	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated October 11, 2016 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.66	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated January 30, 2017 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.67	Convertible Promissory Note between the Company and AGS Capital Group, LLC dated February 25, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.68	Convertible Promissory Note between the Company and AGS Capital Group, LLC dated February 25, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.69	Convertible Promissory Note between the Company and Ralph Cariou dated March 12, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.70	Convertible Promissory Note between the Company and Ralph Cariou dated March 12, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.71	Convertible Note Purchase Agreement between the Company and Redwood Management, LLC dated March 21, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.72	Convertible Promissory Note between the Company and Burrington Capital dated April 2, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.73	Amended and Restated Secured Convertible Debenture between the Company and Patrick Ferro dated April 3, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.74	Amended and Restated Secured Convertible Debenture between the Company and Patrick Ferro dated April 14, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.75	Convertible Promissory Note between the Company and Ralph Cariou dated April 3, 2012 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.76	Convertible Promissory Note between the Company and Zoom Marketing dated April 23, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.77	Convertible Promissory Note between the Company and Jared Robert dated December 10, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.78	Amended and Restated Secured Convertible Debenture between the Company and Dakota Capital Pty Limited dated April 8, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.79	Convertible Promissory Note between the Company and Martin Harvey dated April 2, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.80	Promissory Note between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.81	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.82	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.83	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.84+	Employment agreement between the Company and Lloyd Spencer dated May 15, 2006 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.85	Registration Rights Agreement between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.86	Convertible Promissory Note between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.87	Securities Purchase Agreement between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.88	Registration Rights Agreement between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.89	Convertible Promissory Note between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.90	Securities Purchase Agreement between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.91	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and J.H. Darbie & Co., Inc. dated March 28, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.92	Fee Agreement between the Company and J.H. Darbie & Co., Inc. (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.93	Securities Purchase Agreement between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.94	Promissory Note between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.95	Registration Rights Agreement between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.96	SAAS Agreement between the Company and Gulp Data, Inc. dated August 17, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.97	Loan Agreement between the Company and Michael Sobeck dated August 16, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.98	Binding Memorandum of Understanding dated April 8, 2023 (previously filed on Form 8-K with the Securities and Exchange Commission on April 12, 2023)
10.99	Binding Memorandum of Understanding dated April 21, 2023 (previously filed on Form 8-K with the Securities and Exchange Commission on April 25, 2023)
14.1	Code of Ethics (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
21.1	List of Subsidiaries (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of CarbonMeta Technologies, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2023

CARBONMETA TECHNOLOGIES, INC.

By:	/s/ Lloyd Spencer
Name:	Lloyd Spencer
Title:	Chief Executive Officer

