Form 10-Q
period 2023-06-30
CarbonMeta Technologies, Inc.
filed 2023-08-22
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(206) 900-9088

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

As of August 21, 2023, there were 20,756,286,962 shares of the registrant’s common stock outstanding.

CARBONMETA TECHNOLOGIES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART I - FINANCIAL INFORMATION

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,144	$379
Accounts receivable	-	20,525
Inventory	3,157	3,157
Total Current Assets	7,301	24,061

Property and equipment, net of accumulated depreciation of $25,937 and $18,235 at June 30, 2023 and December 31, 2022, respectively	21,187	28,889
Licenses, net of accumulated amortization of $45,209 and $32,229 at June 30, 2023 and December 31, 2022, respectively	125,294	138,274
TOTAL ASSETS	$153,782	$191,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,144,702	$11,457,444
Obligations collateralized by receivables	206,236	206,236
Convertible debt, net	2,070,244	2,160,034
Notes payable	154,873	154,873
Notes payable - related parties	199,415	199,415
Small Business Administration loan	979,950	979,950
Derivative liability	11,889,638	9,652,846
Total Current Liabilities	27,645,058	24,810,798
TOTAL LIABILITIES	$27,645,058	$24,810,798

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Redeemable convertible preferred stock, Series A, $0.001 par value, 125,000 shares authorized, 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series B, $0.001 par value, 525,000 shares authorized, 159,666 and 159,666 shares issued and outstanding	160	160
Redeemable convertible preferred stock, Series C, $0.001 par value, 500,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series D, $0.001 par value, 500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding	100	100
Redeemable convertible preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 821,377 and 821,377 shares issued and outstanding, respectively	821	821
Redeemable convertible preferred stock, Series F, $0.001 par value, 500,000 shares authorized, 190,000 and 190,000 shares issued and outstanding	190	190
Redeemable convertible preferred stock, Series G, $0.001 par value, 500,000 shares authorized, 25,000 and 25,000 shares issued and outstanding	25	25
Common stock; 35,000,000,000 and 35,000,000,000 shares authorized at $0.0001 par value, 20,781,583,966 and 18,831,386,254 shares issued, respectively; 20,756,286,962 and 18,643,205,254 shares outstanding, respectively	2,078,159	1,883,139
Additional paid-in capital	37,688,371	37,515,219
Treasury stock – 25,297,004 and 188,181,000 shares of common stock	(3,191)	(18,997)
Accumulated other comprehensive income	262	3,725
Accumulated deficit	(67,256,173)	(64,003,956)
TOTAL STOCKHOLDERS’ DEFICIT	(27,491,276)	(24,619,574)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$153,782	$191,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2023 and 2022

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues::
Contract services revenues	$10,970	$21,555	$21,346	$21,555
Consulting fees from Salvum Corporation affiliate	15,000	-	15,000	-
Total revenues	25,970	21,555	36,346	21,555

Operating expenses:
Executive Compensation	37,500	37,500	75,000	75,000
Legal and Professional Fees	66,684	123,953	89,845	168,009
Investor Relations	3,630	15,118	7,720	35,782
Consulting Fees	30,537	6,670	31,825	21,891
Sales and marketing	3,108	21,244	23,108	35,427
Research and development	60,810	4,545	70,140	8,644
Amortization of licenses	6,526	6,526	12,980	14,430
Depreciation of equipment	3,872	3,872	7,702	7,702
Other operating expenses	43,842	(29,850)	70,214	80,207
Total operating expenses	256,509	189,578	388,534	447,092

Operating income (loss)	(230,539)	(168,023)	(352,188)	(425,537)

Other (expense) income:
Gain (loss) from derivative liabilities	6,120,022	(5,284,532)	(2,236,792)	(5,855,627)
Interest expense, net	(333,794)	(266,181)	(663,237)	(487,109)
Loss from debt settlements	-	(5,000)	-	(5,000)
Total other income (expense)	5,786,228	(5,555,713)	(2,900,029)	(6,347,736)

Income (loss) before income taxes	5,555,689	(5,723,736)	(3,252,217)	(6,773,273)

Income tax expense	-	-	-	-

Net income (loss)	$5,555,689	$(5,723,736)	$(3,252,217)	$(6,773,273)
Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.0003	$(0.0003)	$(0.0002)	$(0.0004)
Weighted average number of common shares outstanding – basic and diluted	19,406,540,232	18,680,401,516	19,314,787,265	18,483,949,031
Comprehensive income (loss):
Net income (loss)	$5,555,689	$(5,723,736)	$(3,252,217)	$(6,773,273)
Foreign currency translation adjustments	(2,408)	9,393	(3,463)	9,393
Comprehensive income (loss)	$5,553,281	$(5,714,343)	$(3,255,680)	$(6,763,880)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock						Common Stock		Additional			Accumulated Other
	Series B	Series D	Series E	Series F	Series G	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income	Total

Balances, December 31, 2021	159,666	100,000	791,567	180,000	25,000	$1,256	17,592,057,165	$1,759,206	$36,775,736	$(18,997)	$(64,404,388)	-	$(25,887,187)
Common stock issued for license	-	-	-	-	-	-	160,000,000	16,000	48,000	-	-	-	64,000
Common stock issued for services	-	-	-	-	-	-	203,333,334	20,333	52,667	-	-	-	73,000
Common stock and warrants issued in connection with convertible notes financings, net of placement agent fee of $1,350	-	-	-	-	-	-	60,500,000	6,050	102,600	-	-	-	108,650
Common stock issued for accrued executive compensation	-	-	-	-	-	-	428,571,428	42,857	107,143	-	-	-	150,000
Common stock issued for accrued consulting fees	-	-	-	-	-	-	206,896,552	20,690	279,310	-	-	-	300,000
Net loss for three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	(1,049,537)	-	(1,049,537)
Balances, March 31, 2022	159,666	100,000	741,567	180,000	25,000	$1,256	18,651,358,479	$1,865,136	$37,365,456	$(18,997)	$(65,453,925)	$-	$(26,241,074)
Preferred stock adjustments	-	-	29,810	10,000	-	40	-	-	(40)	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	200,000,000	2,000	5,000	-	-	-	7,000
Common stock and warrants issued in connection with convertible note financings, net of placement agent fee of $	-	-	-	-	-	-	16,527,775	1,653	29,153	-	-	-	30,806
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	9,393	9,393
Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	(5,723,736)	-	(5,723,736)
Balances, June 30, 2022	159,666	100,000	821,377	190,000	25,000	$1,296	18,687,86,254	$1,868,789	$37,399,569	$(18,997)	$(71,177,661)	$9,393	$(31,917,611)

Balances, December 31, 2022	159,666	100,000	821,377	190,000	25,000	$1,296	18,831,386,254	$1,883,139	$37,515,219	$(18,997)	$(64,003,956)	$3,725	$(24,619,574)
Common stock issued in connection with conversion of convertible notes	-	-	-	-	-	-	329,333,562	32,933	32,933	-	-	-	65,866
Common stock issued for services	-	-	-	-	-	-	200,000,000	20,000	-	-	-	-	20,000
Sale of Treasury stock	-	-	-	-	-	-	-	-	10,430	4,767	-	-	15,197
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	(1,055)	(1,055)
Net loss for three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	(8,807,906)	-	(8,807,906)
Balances, March 31, 2023	159,666	100,000	821,377	190,000	25,000	$1,296	19,360,719,816	$1,936,072	$37,558,582	$(14,230)	$(72,811,862)	$2,670	$(33,327,472)

Common stock issued for services	-	-	-	-	-	-	150,000,000	15,000	15,000	-	-	-	30,000
Common stock issued in connection with conversion of convertible notes	-	-	-	-	-	-	1,270,864,150	127,087	107,886	-	-	-	234,973
Sale of Treasury stock	-	-	-	-	-	-	-	-	6,902	11,040	-	-	17,942
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	(2,408)	(2,408)
Net loss for three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	5,555,689	-	5,555,689
Balances, June 30, 2023	159,666	100,000	821,377	190,000	25,000	$1,296	20,781,583,966	$2,078,159	$37,688,370	$(3,190)	$(67,256,173)	$262	$(27,491,276)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss) for the period	$(3,252,217)	$(6,773,273)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of equipment	7,702	7,702
Amortization of licenses	12,980	14,430
Amortization of debt discounts	101,447	45,592
Stock based compensation	57,749	80,000
Loss (gain) from derivative liability	2,236,792	5,852,321
Changes in operating assets and liabilities:
Accounts receivable	20,525	(20,744)
Inventory	-	(3,157)
Prepaid expenses	-	28,611
Accounts payable and accrued expenses	789,112	647,282
NET CASH (USED IN) OPERATING ACTIVITIES	(25,910)	(121,236)

INVESTING ACTIVITIES:
Acquisition of license	-	(27,247)
NET CASH USED IN INVESTING ACTIVITIES	-	(27,247)

FINANCING ACTIVITIES:
Proceeds from convertible debt financings	-	139,456
Proceeds from sales of treasury stock	33,138	-
Payments towards notes payable	-	(3,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,138	136,456

EXCHANGE RATE EFFECT ON CASH	(3,463)	9,393

NET INCREASE (DECREASE) IN CASH	3,765	(2,634)
CASH, BEGINNING OF PERIOD	379	10,573
CASH, END OF PERIOD	$4,144	$7,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common Stock issued in satisfaction of accrued executive compensation	$-	$150,000
Common Stock issued for accrued consulting fees	$-	$300,000
Common stock issued for prepaid marketing fees	$-	$25,000
Common stock issued for advertising fees	$20,000	$-
Common stock issued for license	$-	$64,000
Common stock and warrants issued in connection with new convertible notes	$-	$139,456
Common stock issued in satisfaction of convertible debt and accrued interest	$300,839	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

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

For the three and six months ended June 30, 2023 and 2022

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

For the three and six months ended June 30, 2023 and 2022

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

The Operating Agreement for Management of CMGBM (the “CMGBM Agreement”) provides for (1) the allocation of 501 Managing Membership units (50.1%) to CarbonMeta Technologies, Inc. (“COWI”) and 499 Managing Membership units (49.9%) to Salvum Corporation, (2) COWI capital contributions to CMGBM of (a) 250,000,000 shares of COWI common stock and (b) the assignment of the Ecomena Limited license agreement, and (3) Salvum Corporation capital contributions to CMGBM of (a) existing EarthCrete customer list and sales pipeline, and (b) license to use EarthCrete trademark worldwide. The CMGBM Agreement also provides that profits and losses (and distributions) of CMGBM shall be allocated on the basis of each Managing Member’s relative capital accounts and that a Managing Member may withdraw from CMGBM upon not less than six months prior written notice to each non-withdrawing Managing Member. As of June 30, 2023, the above capital contributions provided for in the CMGBM Agreement had not occurred and no significant operations of CMGBM had commenced.

On June 16, 2023, the Company filed a Certificate of Conversion with the State of Wyoming for CMGBM, to convert CMGBM from a limited liability company to a corporation. In addition, the Company filed Articles of Incorporation changing the name of CMGBM to Carbon Conversion Group, Inc. (“CCGI”). CCGI has the authority to issue 100,000,000 shares of preferred stock, par value $0.0001 per share, and 500,000,000 shares of common stock, par value of $0.0001 per share.

On June 20, 2023, the Company announced plans to spin-off CCGI in the third quarter of 2023 on the basis of one share of CCGI common stock for every 3,000 shares of the Company’s common stock owned as of June 23, 2023.

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

In October 2022, CMR was granted a second Service Award for 50,000 Euros to provide the customer with further details on the composition of the carbon products resulting from the microwave catalysis of waste plastics.  In December 2022, CMR invoiced the customer for 20,000 Euros, which was collected in January 2023. In January 2023, CMR invoiced the customer for 10,000 Euros, which was collected in the quarter ended March 31, 2023. In April 2023 and May 2023, CMR invoiced the customer for a total of 10,000 Euros, which was collected in the quarter ended June 30, 2023. The project is expected to reach completion in September 2023.

North Bay Resources Joint Venture

On June 21, 2023, the Company and NBRI entered into a definitive Joint Venture Agreement (the “Joint Venture Agreement”). Under the terms of the Joint Venture Agreement:

CarbonMeta Green Resources Canada will be a Limited Liability Company in British Columbia, Canada with initial equity ownership as follows:

●	51% of the equity will be owned by CarbonMeta Technologies, Inc.

●	49% of the equity will be owned by North Bay Resources, Inc.

CarbonMeta Green Resources Canada will be a research and development center whose focus will be on:

●	Establish CarbonMeta Green Resources Canada as a mining and processing center for the production of carbon-negative cementless concrete using olivine

●	Build and operate a production facility and demonstration program for the production of carbon-negative cementless concrete that can be distributed in North America.

●	Establish an agreed upon transfer price from NBRI to CarbonMeta Green Resources Canada for purchasing olivine that shall be updated quarterly.

●	Develop and establish supply chain relationships with potential North American distributors of carbon-negative cementless concrete, including but not limited to Carbon Conversion Group, Inc. (f/k/a CarbonMeta Green Building Materials, LLC) in the United States

●	Establish technology licensing relationships, industry partnerships, and marketing sponsorships related to the production of carbon-negative cementless concrete using olivine

The contributions from each of the Joint Venturers, for the purpose of this Joint Venture, is the sum set after the name of each Joint Venturer as follows:

North Bay Resources, Inc.	Availability of olivine from the mining claims that North Bay Resources owns; geological and operational expertise for mining and extracting olivine.

CarbonMeta Technologies, Inc.	Research and Development and Business Development expertise to process olivine into a cementitious raw material for the creation of carbon-negative concrete

The transaction closed on June 21, 2023.

Fermion Electric Private Limited MOU

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

Under the terms of the MOU:

CarbonMeta Research India will be a Private Limited Company in Kerala, India with initial equity ownership as follows:

●	80% of the equity will be owned by CarbonMeta Technologies, Inc.; and
●	20% of the equity will be owned by Fermion Electric Private Limited.

CarbonMeta Research India will be a research and development center whose focus will be on:

●	Microwave catalysis of waste plastics, natural gas, and other organic waste materials;
●	Carbon dioxide (CO2) capture technologies using novel technologies and adsorbents;
●	Development of new catalysts for catalysis, pyrolysis, and electrolysis; and
●	Commercialize and patent technologies that were developed and licensed by CarbonMeta Technologies, Inc. or its subsidiaries.

In order to further grow its business, the Company plans to:

●	Develop and patent new microwave catalysis processes and catalysts that can be scaled up to yield large volumes of high value hydrogen and carbon products;

●	Develop and patent new processes and formulas for producing carbon-negative building products that help alleviate climate change by capturing carbon dioxide (CO2) for renewable energy projects;

●	Acquire or develop patents that will help the Company generate royalty revenues with potential OEM customers and partners, and protect the Company’s competitive position against potential competitors;

●	seek out government programs in the United States, India, United Kingdom and European Union that encourage the development of high value production of hydrogen and high value carbon products from organic waste streams; and

●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow rapidly during the next 3 years.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

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

The Company is partnering with two universities in the United States and India to develop and patent an affordable and scalable catalyst that can be used for catalyzing mixed plastic wastes and bio-wastes into carbon black, graphite, nano-graphite, graphene, carbon nanotubes, and hydrogen.

The principal technologies that the Company intends to commercialize and market to potential OEM customers comprise:

●	Microwave catalysis processes and catalyst formulas for producing amorphous carbon black, graphite, nano-graphite, graphene, carbon nanotubes, and hydrogen; and
●	Carbon sequestering concrete processes and formulas for producing carbon-negative building products that help alleviate climate change by capturing carbon dioxide (CO2) for renewable energy projects.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2023. These financial statements should be read in conjunction with that report.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of CarbonMeta Research Ltd. (“CMR”) is the Great Britain pound (“GBP”); the functional currency of the Company and its other subsidiaries is the United States dollar. The assets and liabilities of CMR are translated at the GBR currency exchange rate at the end of the period ($1.270841 and $1.210159 at June 30, 2023 and December 31, 2022, respectively), the revenues and expenses of CMR are translated at the GBP average exchange rates during the period ($1.240500 and $1.263580 for the six months ended June 30, 2023 and 2022, respectively), and stockholders’ equity (deficit) of CMR is translated at the historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has not experienced any losses in such accounts. As of June 30, 2023 and December 31, 2022, the Company did not have bank balances that exceeded the FDIC insured limits.

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

For the three and six months ended June 30, 2023 and 2022

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

For the three and six months ended June 30, 2023 and 2022

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2023 and December 31, 2022, on a recurring basis:

SUMMARY OF ASSETS AND LIABILITIES MEASURED AND RECOGNIZED AT FAIR VALUE:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2023	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(11,889,638)	$-	$(11,889,638)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(9,652,846)	$-	$(9,652,846)

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

For the three and six months ended June 30, 2023 and 2022

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

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the six months ended June 30, 2023 and 2022 were $70,140 and $8,644, respectively.

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

The Company currently has convertible debt and preferred stock, which, if converted, as of June 30, 2023 and June 30, 2022, would have caused the Company to issue diluted shares totaling 40,607,636,147 and 38,041,114,549, respectively.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of June 30, 2023 and December 31, 2022, the Company has issued, and has outstanding, shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company. The Board of Directors has sole discretion to declare dividends based on the Company’s financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. At June 30, 2023 and December 31, 2022, there were cumulative undeclared dividends to Preferred Series B shareholders of $135,712 and $127,728, respectively, the obligation for which is contingent on declaration by the board of directors. At June 30, 2023 and December 31, 2022 there were accrued unpaid declared dividends of $15,969 and $15,969, respectively (which are included in accounts payable and accrued expenses).

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE C – GOING CONCERN

The Company has a working capital deficit of $27,637,748 and $24,786,737 as of June 30, 2023 and December 31, 2022, respectively. The Company has accumulated deficits of $67,256,173 and $64,003,956 as of June 30, 2023 and December 31, 2022, respectively. Additionally, the Company is in default of substantially all of its debt and other obligations (see Notes F, H, I and K). Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

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

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Computer equipment and software	$1,325	$1,325
Filament production equipment	45,799	45,799
Subtotal	47,124	47,124
Less: accumulated depreciation	(25,937)	(18,235)
Property and equipment, net	$21,187	$28,889

Depreciation of equipment expense for the six months ended June 30, 2023 and 2022 was $7,702 and $7,702, respectively.

NOTE E – LICENSES, NET

The licenses, net, consist of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
License acquired from Oxford University Innovation Limited on June 2, 2021 (see Note A)	$79,256	$79,256
License acquired from Ecomena Limited effective February 17, 2022 (see Note A)	91,247	91,247
Subtotal	170,503	170,503
Accumulated amortization	(45,209)	(32,229)
License, net	$125,294	$138,274

Amortization of licenses expense for the six months ended June 30, 2023 and 2022 was $12,980 and $14,430, respectively.

At June 30, 2023, the expected future amortization of licenses expense was:

Fiscal year ending December 31:
2023 (excluding the six months ended June 30, 2023)	$13,195
2024	26,175
2025	26,175
2026	26,175
2027	10,327
Thereafter	23,247
Total	$125,294

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Accounts payable	$1,463,396	$1,434,142
Accrued interest	6,813,257	6,362,570
Accrued CEO compensation	949,500	874,500
Accrued CarbonMeta Research, Ltd. Board of Directors fees	86,141	63,314
Accrued payroll	110,335	110,335
Deferred compensation to Chief Technology Officer of Company subsidiary, CoroWare Technologies, Inc.	232,818	230,993
Payroll taxes payable	1,998,735	1,998,735
Commissions payable	221,188	221,188
Accrued consulting fees relating to the Mutual Release and Settlement Agreement dated July 19, 2021 with Y.A. Global Investments, LP (Note H)	50,000	50,000
Accrued dividends on Series B Preferred Stock	15,969	15,969
License fee and minimum royalty payable to Ecomena Limited	23,693	13,624
Cash received from investor for right to purchase 50,280 shares of CMGBM common stock immediately after CMGBM’s conversion to a corporation	100,000	-
Other	79,670	82,074
Total	$12,144,702	$11,457,444

The accounts payable of $1,463,396 at June 30, 2023, which substantially all relate to year 2016 and prior, are liabilities of:

June 30,
2023
CarbonMeta Technologies, Inc.	$258,027
CoroWare Technologies, Inc.	1,157,662
CoroWare Robotics Solutions, Inc.	34,353
Carbon Source, Inc.	3,197
CarbonMeta Green Buildings Materials, Inc.	900
AriCon, LLC	9,257
Total	$1,463,396

The payroll taxes payable of $1,998,735 and commissions payable of $221,188 at June 30, 2023, which also substantially all relate to year 2016 and prior, are all liabilities of CoroWare Technologies, Inc. On October 28, 2021, the Company CEO submitted an Offer in Compromise with the Internal Revenue Service to satisfy the trust fund portion (approximately $1,400,000) of the liability for $534,457 and paid $106,891 to the Internal Revenue Service with the offer. To date, the Internal Revenue Service has not yet accepted or declined this Offer in Compromise.

NOTE G –OBLIGATIONS COLLATERALIZED BY RECEIVABLES, NET

Obligations collateralized by receivables consist of:

	June 30,	December 31,
	2023	2022
Knight Capital July 16, 2015 arrangement	$-	$-
Quick Fix Capital August 17, 2015 arrangement	48,907	48,907
Power Up January 8, 2016 arrangement	14,232	14,232
Power Up April 12, 2016 arrangement	67,645	67,645
Power Up April 28, 2016 arrangement	29,696	29,696
Power Up June 2, 2016 arrangement	45,756	45,756
Total	$206,236	$206,236

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE H – CONVERTIBLE DEBT, NET

Convertible debt, net, consists of:

				Principal Balance at		Accrued Interest Balance at
Lender	Interest Rate	Default Rate	Conversion Price	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Westmount Holdings International, Ltd – loan date January 12, 2010 due on demand	14.00%	14.00%	(1)	$537,317	$537,317	$1,005,787	$968,268
Tangiers Investment Group, LLC – loan date March 9, 2013 and due date of March 9, 2014, in technical default	10.00%	20.00%	(2)	-	-	891	891
Tangiers Investment Group, LLC – loan date March 27, 2014 and due date of March 27, 2015, in technical default	10.00%	20.00%	0.0002	75,000	75,000	130,253	122,219
Tangiers Investment Group, LLC – due on demand	0.00%	15.00%	$0.0006	-	47,000	-	62,892
Tangiers Investment Group, LLC – loan date October 11, 2016 and due date of October 20, 2017, in technical default	0.00%	20.00%	$0.0002	-	10,000	-	6,663
Tangiers Investment Group, LLC – loan date January 30, 2017 and due date of January 30, 2018, in technical default	10.00%	20.00%	$0.0002	-	30,910	-	18,445
Tangiers Investment Group, LLC – loan date July 19, 2021 and due date of July 19, 2022, in technical default	10.00%	20.00%	$0.0002	105,000	105,000	30,090	15,275
Tangiers Investment Group, LLC – loan date September 8, 2021 and due date of September 8, 2022, in technical default	10.00%	20.00%	$0.0002	105,000	105,000	26,840	13,779
Tangiers Investment Group, LLC – loan date March 21, 2022 and due date of March 21, 2023, in technical default	12.00%	16.00%	$0.0002	55,000	55,000	8,975	5,153
Lloyd T. Spencer (the Company’s sole officer and director) – loan date March 7, 2022 and due date of March 7, 2023, in technical default	12.00%	16.00%	$0.0002	-	-66,000	-	6,488
Dakota Capital Pty, Ltd – loan date April 8, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(3)	200,000	200,000	258,367	244,482
Zoom Marketing – loan date August 23, 2013 and due date of January 23, 2014, in technical default	5.00%	10.00%	(8)	65,000	65,000	65,542	62,319
Burrington Capital, LLC – loan date April 2, 2014 and due date of October 1, 2014, in technical default	10.00%	15.00%	(12)	25,000	25,000	71,794	64,897
Patrick Ferro – loan date April 3, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(13)	26,825	26,825	40,566	38,704
Barry Liben – loan date April 3, 2014 and due date of December 31, 2014, in technical default	0.00%	0.00%	(13)	52,800	52,800	-	-
Jared Robert – loan date December 10, 2014 and due date of June 10, 2015, in technical default	10.00%	15.00%	(12)	20,000	20,000	49,844	44,867
Raphael Cariou – loan date August 3, 2012 and due date of February 3, 2013, in technical default	10.00%	15.00%	(4)	7,000	7,000	27,699	25,227
Raphael Cariou – loan date March 12, 2015 and due date of September 12, 2015, in technical default	24.00%	29.00%	(4)	82,178	82,178	801,089	684,080
Raphael Cariou - loan date March 12, 2015 and due date of September 12, 2015, in technical default	24.00%	29.00%	(4)	94,178	94,178	898,203	766,739
Redwood Management, LLC – loan date of March 21, 2011 and due date of March 18, 2013, in technical default	14.00%	14.00%	(1)	123,936	123,936	179,284	170,680
AGS Capital Group, LLC – loan date of February 25, 2013 and due date of February 25, 2014, in technical default	14.00%	14.00%	(9)	8,640	8,640	126,976	117,931
AGS Capital Group, LLC – loan date of February 25, 2013 and due date of February 25, 2014, in technical default	14.00%	14.00%	(9)	42,000	42,000	135,260	123,437
Tim Burgess – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	$1.00	50,000	50,000	148,133	144,414
Azriel Nagar – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	$1.00	50,000	50,000	148,133	144,414
Kelburgh, Ltd – loan date of February 12, 2012 and due date of March 22, 2012, in technical default	10.00%	15.00%	(8)	13,000	13,000	57,378	52,363
Premier IT Solutions – loan date of October 5, 2011 and due date of March 5, 2012, in technical default	10.00%	15.00%	(7)	21,962	21,962	101,814	92,994
LG Capital Funding, LLC – loan date of March 11, 2014 and due date of March 11, 2015, in technical default	12.00%	24.00%	(11)	32,000	32,000	67,626	63,817
LG Capital Funding, LLC – loan date of January 7, 2015 and due date of January 7, 2016, in technical default	12.00%	24.00%	(11)	20,625	20,625	39,498	37,044
LG Capital Funding, LLC – loan date of March 11, 2014 and due date of March 11, 2015, in technical default	12.00%	24.00%	(11)	24,000	24,000	50,720	47,863
Barclay Lyons – loan date of January 28, 2011 and due date of July 28, 2011, in technical default	21.00%	36.00%	(6)	10,750	10,750	47,273	45,354
Blackridge Capital, LLC – loan date of April 2, 2011 and due date of July 28, 2011, in technical default	10.00%	15.00%	(7)	6,985	6,985	135,376	125,231
Blackridge Capital, LLC – loan date of February 21, 2014 and due date of September 21, 2014, in technical default	8.00%	8.00%	(10)	5,000	5,000	5,312	4,912
Julian Herskowitz – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	(14)	-	-	16,287	16,287
Patrick Tuohy – loan date of April 1, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(12)	-	-	153	153
Richard Wynns – loan date July 22, 2005 and due date of December 31, 2006, in technical default	5.00%	5.00%	$0.15	7,500	7,500	7,688	7,502
Richard Wynns - loan date July 26, 2010 and due date of December 31, 2011, in technical default	10.00%	10.00%	(5)	93,997	93,997	122,171	117,472
MacRab LLC – loan date May 10, 2022 and due date of May 10, 2023	12.00%	16.00%	$0.0002	33,056	33,056	4,630	2,554
BHP Capital NY Inc. - loan date July 14, 2022 and due date of July 14, 2023	12.00%	12.00%	$0.0002	-	25,000	-	1,397
Quick Capital LLC - loan date July 14, 2022 and due date of July 14, 2023	12.00%	12.00%	$0.0002	16,864	25,000	-	1,397
Quick Capital LLC - loan date November 1, 2022 and due date of November 1, 2023	12.00%	16.00%	$0.0002	5,809	10,000	-	201
Robert Papiri Defined Benefit Plan - loan date July 15, 2022 and due date of July 15, 2023	12.00%	12.00%	$0.0002	10,000	10,000	1,151	556
Robert Papiri Defined Benefit Plan - loan date November 16, 2022 and due date of November 16, 2023	12.00%	16.00%	$0.0002	10,000	10,000	743	148
Robert Papiri Defined Benefit Plan - loan date December 11, 2022 and due date of December 11, 2023	12.00%	16.00%	0.0002	5,000	5,000	330	33
Robert Papiri Defined Contribution Plan - loan date July 15, 2022 and due date of July 15, 2023	12.00%	16.00%	$0.0002	2,500	2,500	288	139
RPG Capital Partners, Inc - loan date July 15, 2022 and due date of July 15, 2023	12.00%	16.00%	$0.0002	2,500	2,500	288	139
RPG Capital Partners, Inc - loan date August 4, 2022 and due date of August 4, 2023	12.00%	16.00%	$0.0002	25,000	25,000	2,712	1,225
RPG Capital Partners, Inc - loan date September 12, 2022 and due date of September 12, 2023	12.00%	16.00%	$0.0002	15,000	15,000	1,435	542
Total				2,086,422	2,277,659	4,816,599	4,471,583
Less debt discounts				(16,178)	(117,625)	-	-
Net				$2,070,244	$2,160,034	$4,816,599	$4,471,583

(1)	Lesser of (a) $0.02 or (b) 85% of the lowest closing price during the 30-day trading period prior to conversion.
(2)	50% of the lowest closing price during the 20-day trading period prior to conversion.
(3)	Lesser of (a) $0.02 or (b) 50% of the lowest volume weighted average price during the 30-day trading period prior to conversion.
(4)	86.9565% of the average prices of the five trading days prior to the conversion date.
(5)	75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.
(6)	50% of the lesser of (i) the closing price on the day prior to conversion, or (ii) the volume-weighted-average closing price of the five-day trading period prior to conversion, though in no instance shall the conversion price be less than $0.0001.
(7)	Average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.
(8)	85% of the average of the five trading days prior to the applicable conversion date.
(9)	35% of the lowest closing price during the 20-day trading period prior to conversion.
(10)	60% of the lowest closing price during the 30-day trading period prior to conversion
(11)	50% of the lowest closing price during the 10-day trading period prior to, and including the date of, conversion
(12)	60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.
(13)	50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.
(14)	65% of the lowest closing price during the 7-day trading period prior to conversion

On June 16, 2023, the Company entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) with Tangiers Investment Group, LLC. Under the terms of the Waiver Agreement, the Convertible Promissory Note dated March 17, 2014 in the principal amount of $75,000 shall no longer accrue interest after the effective date of the Waiver Agreement. In addition, the conversion price for the Convertible Promissory Note dated March 17, 2014 in the principal amount of $75,000, the Convertible Promissory Note dated March 17, 2014 in the principal amount of $600,000, the Convertible Promissory Note dated October 11, 2016 in the principal amount of $85,000, the Convertible Promissory Note dated January 30, 2017 in the principal amount of $55,000, the Convertible Promissory Note dated July 19, 2021 in the principal amount of $105,000 and the Convertible Promissory Note dated September 8, 2021 in the principal amount of $105,000 shall be changed to $0.0002.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE H – CONVERTIBLE DEBT, NET (continued)

In the Company’s evaluation of each convertible debt instrument in accordance with FASB ASC 815, Derivatives and Hedging, based on the variable conversion price, it was determined that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value (Please see NOTE L – DERIVATIVE LIABILITY for further information). As of June 30, 2023 and December 31, 2022, debt discounts related to convertible notes payable totaled $16,178 and $117,625, respectively.

NOTE I – NOTES PAYABLE

Notes payable consist of:

	Principal Balance		Accrued Interest Balance
Description (i)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Gary Sumner June 29, 2017 note, interest at 5% compounded (default simple interest at 18%), due March 31, 2018	$45,000	$45,000	$118,272	$114,255
LTC International Corp July 3, 2018 note, interest at 20.8% (default interest at 41.6%), due December 17, 2018	4,732	4,732	31,683	30,707
Richard Wynns July 27, 2010 note, interest at 18% compounded (default compounded interest at 21%), due January 23, 2011	25,000	25,000	336,207	300,313
Barclay Lyons March 15, 2011 note, interest at 18.99% (default interest at 28.99%), due March 25, 2011	15,000	15,000	53,427	51,271
John Kroon March 17, 2010 note, interest at 18% compounded (default compounded interest at 21%), due September 13, 2010	10,000	10,000	145,830	130,345
Walter Jay Bell October 18, 2013 note, interest at 10%, due November 29, 2013	10,000	10,000	9,753	9,257
Walter Jay Bell April 24, 2016 note, interest at 10%, due September 30, 2016	8,641	8,641	3,129	2,915
George Ferch March 29, 2011 note, interest at 0% (default compounded interest at 21%), due June 27, 2011	5,000	5,000	55,553	49,536
Blackridge, LLC April 11, 2012 note, interest at 5% (default interest at 5%), due May 25, 2012	1,500	1,500	1,064	1,027
Michael Sobeck August 16, 2022 note, interest at 12%, due August 16, 2023	30,000	30,000	2,100	300
Total	$154,873	$154,873	$757,018	$689,927

(i)	Unless otherwise noted, interest is simple interest.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE J – NOTES PAYABLE, RELATED PARTIES

As of June 30, 2023 and December 31, 2022, the Company had an aggregate total of $199,415 and $199,415, respectively, in related party notes payable. These notes bear simple interest at rates ranging from 10% to 18% per annum, with default simple interest at rates ranging from 10% to 24% per annum. Accrued interest on related party notes payable totaled $489,202 and $468,562 at June 30, 2023 and December 31, 2022, respectively.

NOTE K – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at June 30, 2023 and December 31, 2022 was $979,950 and $979,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010, whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011. The Company only made four payments under the modification agreement. The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default. Accrued interest payable on the note totaled $752,279 and $732,497 as of June 30, 2023 and December 31, 2022, respectively.

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

For the three and six months ended June 30, 2023 and 2022

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

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Risk-free interest rate	5.14%	4.41%
Expected options life	1 - 2 yrs	1-2 yrs
Expected dividend yield	-	-
Expected price volatility	338%	341%

For the six months ended June 30, 2023, the Company’s derivative liability increased from $9,652,846 at December 31, 2022 to $11,889,638 at June 30, 2023, and the Company recognized a loss from derivative liability of $2,236,792. For the six months ended June 30, 2022, the Company’s derivative liability increased from $11,904,070 at December 31, 2021 to $17,756,391 at June 30, 2022, and the Company recognized a loss from derivative liability of $5,855,627.

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

There were no issuances, conversions or redemptions of Series A Preferred Stock during the six months ended June 30, 2023 and year ended December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE M – PREFERRED STOCK (continued)

There were no issuances, conversions or redemptions of Series B Preferred Stock during the six months ended June 30, 2023 and year ended December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had 159,666 and 159,666 shares of Series B Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B Preferred Stock of $176,862 and $145,763 as of June 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $88,605, ($57,500), ($31,099) and ($76,934) were credited (charged) to derivative income (expense) for the three and six months ended June 30, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series C Preferred Stock during the six months ended June 30, 2023 and year ended December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

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

There were no issuances, conversions or redemptions of Series D Preferred Stock during the six months ended June 30, 2023 and year ended December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $194,879 and $197,877 as of June 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $46,957, ($47,844), $2,998 and $2,017 were credited (charged) to derivative income (expense) for the three and six months ended June 30, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series E Preferred Stock during the six months ended June 30, 2023 and year ended December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had 821,377 and 821,377 shares of Series E Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $1,600,689 and $1,625,314 as of June 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $385,700, ($275,240), $24,625 and ($656,854) were credited (charged) to derivative income (expense) for the three and six months ended June 30, 2023 and 2022, respectively.

f) Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Preferred Stock, par value $0.001 per share.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

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

There were no issuances, conversions or redemptions of Series F Preferred Stock during the six months ended June 30, 2023 and year ended December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had 190,000 and 190,000 shares of Series F Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F Preferred Stock of $370,270 and $375,966 as of June 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $89,219, ($51,408), $5,696 and $43,328 were credited (charged) to derivative income (expense) for the three and six months ended June 30, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series G Preferred Stock during the six months ended June 30, 2023 and year ended December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had 25,000 and 25,000 shares of Series G Preferred Stock issued and outstanding, respectively.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE M – PREFERRED STOCK (continued)

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G Preferred Stock of $48,720 and $49,469 as of June 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $11,739, ($11,961), $749 and $504 were credited (charged) to derivative income (expense) for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE N – COMMON STOCK AND TREASURY STOCK

Common Stock

The Company is authorized to issue up to 35,000,000,000 shares of $0.0001 par value common stock, of which 20,756,286,962 and 18,643,205,254 shares were outstanding as of June 30, 2023 and December 31, 2022, respectively.

Issuances during the six months ended June 30, 2023:

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

On June 1, 2023, the Company issued 125,000,000 shares of its common stock to Quick Capital, LLC in satisfaction of $8,136 principal, $1,750 deposit fees and $2,614 interest against the convertible note dated July 14, 2022.

On June 21, 2023, the Company issued 549,457,550 shares of its common stock to Tangiers Investment Group, LLC in satisfaction of $47,000 principal and $62,892 interest against the convertible note dated March 27, 2014.

On June 22, 2023, the Company issued 83,315,050 shares of its common stock to Tangiers Investment Group, LLC in satisfaction of $10,000 principal and $6,663 interest against the convertible note dated October 11, 2016.

On June 22, 2023, the Company issued 246,773,250 shares of its common stock to Tangiers Investment Group, LLC in satisfaction of $30,910 principal and $18,445 interest against the convertible note dated January 30, 2017.

On June 23, 2023, the Company issued 199,318,300 shares of its common stock to Lloyd Spencer in satisfaction of $31,300 principal and $8,564 interest against the convertible note dated May 7, 2022.

On June 23, 2023, the Company issued 150,000,000 shares of its common stock to William David Elder in full settlement of the Master Subcontractor Agreement entered by the parties dated January 24, 2022.

On June 26, 2023, the Company issued 67,000,000 shares of its common stock to Quick Capital, LLC in satisfaction of $4,191 principal, $1,750 deposit fees and $759 interest against the convertible note dated November 3, 2022.

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

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE N – COMMON STOCK AND TREASURY STOCK (continued)

Treasury Stock

As of June 30, 2023 and December 31, 2022, the Company held 25,297,004 and 188,181,000, respectively, shares of common stock in treasury.

NOTE O – STOCK OPTIONS AND WARRANTS

At June 30, 2023, the Company has outstanding a total of 1,146,000,000 warrants/options to the persons and upon the terms below:

Name	Date of Issuance	Shares upon Exercise of warrants or options	Exercise Price	Expiration Date
Lloyd Spencer (i)	March 7, 2022	165,000,000	$0.0004	March 7, 2027
Tangiers Investment Group, LLC (ii)	March 21, 2022	125,000,000	$0.0004	March 21, 2027
J.H. Darbie & Co., Inc. (iii)	March 28, 2022	19,125,000	$0.0004	March 28, 2027
MacRab LLC (iv)	April 14, 2022	500,000,000	$0.0004	April 14, 2027
MacRab LLC (v)	May 10, 2022	74,375,000	$0.0004	May 10, 2027
BHP Capital NY Inc. (vi)	July 14, 2022	62,500,000	$0.0004	July 14, 2027
Quick Capital LLC (vii)	July 14, 2022	62,500,000	$0.0004	July 14, 2027
Robert Papiri Defined Benefit Plan (viii)	July 15, 2022	25,000,000	$0.0004	July 15, 2027
Robert Papiri Defined Contribution Plan(ix)	July 15, 2022	6,250,000	$0.0004	July 15, 2027
RPG Capital Partners Inc. (x)	July 15, 2022	6,250,000	$0.0004	July 15, 2027
RPG Capital Partners Inc. (xi)	August 4, 2022	62,500,000	$0.0004	August 4, 2027
RPG Capital Partners Inc. (xii)	Sept 12, 2022	37,500,000	$0.0004	Sept 12, 2027
Total		1,146,000,000

(i)	On March 7, 2022, the Company issued Lloyd Spencer (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the amount of $66,000. The Note has a term of one (1) year (Maturity date of March 7, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. The transaction closed on March 7, 2022. In connection with this note, the Holder was issued warrants to purchase 165,000,000 shares of the Company’s Common Stock at $0.0004 per share.

(ii)	On March 21, 2022, the Company issued Tangiers Investment Group, LLC (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the amount of $55,000. The Note has a term of one (1) year (Maturity date of March 21, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. The transaction closed on March 21, 2022. In connection with this note, the Holder was issued warrants to purchase 125,000,000 shares of the Company’s Common Stock at $0.0004 per share.

(iii)	On February 23, 2022, the Company and J.H. Darbie & Co., Inc. (“Darbie”) entered into a Placement Agent Agreement (the “Agreement”). Under the terms of the Agreement, Darbie was issued warrants to purchase 19,125,000 shares of the Company’s common stock at $0.0004 per share.

(iv)	On April 14, 2022, the Company and MacRab, LLC (the “Investor”) entered into a Standby Equity Commitment Agreement (the “Agreement”) whereby the Company shall issue and sell to the Investor, from time to time, up to $5,000,000 of the Company’s common stock. Under the terms of the Agreement, the Purchase Price of the Company’s common stock shall be 88% of the Market Price on the date the Purchase Price is calculated. The Market Price shall mean the average of the two lowest volume weighted average prices of the Company’s common stock during the Valuation Period. The transaction closed on April 14, 2022. In connection with this note, the Holder was issued warrants to purchase 500,000,000 shares of the Company’s Common Stock at $0.0004 per share.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE O – STOCK OPTIONS AND WARRANTS (continued)

(v)	On May 10, 2022, the Company issued MacRab, LLC (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the amount of $33,056. The Note has a term of one (1) year (Maturity date of May 10, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. The transaction closed on May 10, 2022. In connection with this Note, the Holder was issued five-year warrants to purchase 74,375,000 shares of common stock at an exercise price of $0.0004 per share and 16,527,775 shares of common stock as commitment shares.

(vi)	On July 14, 2022, the Company issued BHP Capital NY Inc. (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $25,000. The Note has a term of one (1) year (Maturity date of July 14, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 62,500,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 212,500,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(vii)	On July 14, 2022, the Company issued Quick Capital, LLC (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $25,000. The Note has a term of one (1) year (Maturity date of July 14, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 62,500,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 212,500,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(viii)	On July 15, 2022, the Company issued the Robert Papiri Defined Benefit Plan (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $10,000. The Note has a term of one (1) year (Maturity date of July 15, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 85,000,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(ix)	On July 15, 2022, the Company issued the Robert Papiri Defined Contribution Plan (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $2,500. The Note has a term of one (1) year (Maturity date of July 15, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 6,250,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 21,250,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(x)	On July 15, 2022, the Company issued RGP Capital Partners, Inc. (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $2,500. The Note has a term of one (1) year (Maturity date of July 15, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 6,250,000 shares of the Company’s stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 21,250,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE O – STOCK OPTIONS AND WARRANTS (continued)

(xi)	On August 4, 2022, the Company issued RGP Capital Partners, Inc. (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $25,000. The Note has a term of one (1) year (Maturity date of July 27, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 62,500,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 212,500,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

(xii)	On September 12, 2022, the Company issued RGP Capital Partners, Inc. (the “Holder”) a Fixed Convertible Promissory Note (the “Note”) in the principal amount of $15,000. The Note has a term of one (1) year (Maturity date of September 12, 2023) and bears interest at 12% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder at the Fixed Conversion Price of $0.0002 per share. Upon the event of default, the Note shall accrue interest at the rate equal to the lower of 16% per annum or the highest rate permitted by law. In connection with this note, the Holder was issued five-year warrants to purchase 37,500,000 shares of the Company’s common stock at an exercise price of $0.0004 per share. In addition, the Holder and the Company entered into a Registration Rights Agreement (“RRA”) whereby the Company agreed to register 212,500,000 shares of its common stock within 30 days of entry into the RRA for the benefit of the Holder.

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

For the six months ended June 30, 2023 and 2022, chief executive officer compensation expense was $75,000 and $75,000, respectively. As of June 30, 2023 and December 31, 2022, the accrued chief executive officer compensation liability was $949,500 and $874,500, respectively.

Major Customers

For the six months ended June 30, 2023, one customer (located in Spain) accounted for 100% of contract service revenues.

For the six months ended June 30, 2023, one customer (Silt Energy Development, LLC) accounted for 100% of consulting fees revenues.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

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

The Company has six wholly-owned subsidiaries: CoroWare Technologies, Inc. (“CTI”), CoroWare Robotics Solutions, Inc. (“CRS”), Robotic Workspace Technologies, Inc. (“RWT”), Carbon Source, Inc. (“CS”), CoroWare Treasury, Inc. (“CWT”), and CarbonMeta Research Ltd. (“CMR”). The Company has one majority owned subsidiaries: a 50.1% interest in Carbon Conversion Group, Inc. (f/k/a CarbonMeta Green Building Materials, LLC) (joint venture with Salvum Corporation)(“CCG”).

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

Carbon Conversion Group, Inc. (f/k/a CarbonMeta Green Building Materials, LLC) (“CCG”) is a joint venture with Salvum Corporation organized on August 30, 2022 to develop and market construction mix products that are carbon negative (see Production Agreement below). On June 13, 2023, the Company filed a Certificate of Conversion with the State of Wyoming to convert CarbonMeta Green Building Materials, LLC to a corporation and change the name to Carbon Conversion Group, Inc. Articles of Incorporation were filed for CCG on this same date.

On June 12, 2023, the Company’s Board of Directors elected to spin-off CCG in a stock dividend to its shareholders. CarbonMeta Technologies’ shareholders will receive one (1) share of CCG common stock for every 3,000 shares of CarbonMeta Technologies common stock owned as of the Record Date (June 23, 2023). The Company filed its Issuer Company-related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) for the proposed stock dividend.

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

On June 16, 2023, the Company filed a Certificate of Conversion with the State of Wyoming for CGBM, to convert CGBM from a limited liability company to a corporation. In addition, the Company filed Articles of Incorporation changing the name of CGBM to Carbon Conversion Group, Inc. (“CCGI”). CCGI has the authority to issue 100,000,000 shares of preferred stock, par value $0.0001 per share, and 500,000,000 shares of common stock, par value of $0.0001 per share.

On June 20, 2023, the Company announced plans to spin-off CCGI in the third quarter of 2023 on the basis of one share of CCGI common stock for every 3,000 shares of the Company’s common stock owned as of June 23, 2023.

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

In October 2022, CMR was granted a second Service Award for 50,000 Euros to provide the customer with further details on the composition of the carbon products resulting from the microwave catalysis of waste plastics.  In December 2022, CMR invoiced the customer for 20,000 Euros, which was collected in January 2023. In January 2023, CMR invoiced the customer for 10,000 Euros, which was collected in the quarter ended March 31, 2023. In April 2023 and May 2023, CMR invoiced the customer for a total of 10,000 Euros, which was collected in the quarter ended June 30, 2023. The project is expected to reach completion in September 2023.

North Bay Resources Joint Venture

On June 21, 2023, the Company and NBRI entered into a definitive Joint Venture Agreement (the “Joint Venture Agreement”). Under the terms of the Joint Venture Agreement:

CarbonMeta Green Resources Canada will be a Limited Liability Company in British Columbia, Canada with initial equity ownership as follows:

●	51% of the equity will be owned by CarbonMeta Technologies, Inc.

●	49% of the equity will be owned by North Bay Resources, Inc.

CarbonMeta Green Resources Canada will be a research and development center whose focus will be on:

●	Establish CarbonMeta Green Resources Canada as a mining and processing center for the production of carbon-negative cementless concrete using olivine

●	Build and operate a production facility and demonstration program for the production of carbon-negative cementless concrete that can be distributed in North America.

●	Establish an agreed upon transfer price from NBRI to CarbonMeta Green Resources Canada for purchasing olivine that shall be updated quarterly.

●	Develop and establish supply chain relationships with potential North American distributors of carbon-negative cementless concrete, including but not limited to Carbon Conversion Group, Inc. (f/k/a CarbonMeta Green Building Materials, LLC) in the United States

●	Establish technology licensing relationships, industry partnerships, and marketing sponsorships related to the production of carbon-negative cementless concrete using olivine

The contributions from each of the Joint Venturers, for the purpose of this Joint Venture, is the sum set after the name of each Joint Venturer as follows:

North Bay Resources, Inc.	Availability of olivine from the mining claims that North Bay Resources owns; geological and operational expertise for mining and extracting olivine.

CarbonMeta Technologies, Inc.	Research and Development and Business Development expertise to process olivine into a cementitious raw material for the creation of carbon-negative concrete

The transaction closed on June 21, 2023.

Fermion Electric Private Limited MOU

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

Results of Operations:

For the three months ended June 30, 2023 versus June 30, 2022:

	June 30, 2023	June 30, 2022	$ Change
Gross revenue	$25,970	$21,555	$4,415
Operating expenses	265,509	189,578	74,835
Loss from operations	(230,539)	(168,023)	(70,420)
Other income (expense)	5,786,228	(5,555,713)	11,339,941
Net income (loss)	5,555,689	(5,723,736)	38,209,112
Net income (loss) per share - basic and diluted	$(0.0003)	$(0.0003)	$0.00

Revenues

During the three months ended June 30, 2023, revenues were $25,970 compared to revenues of $21,555 during the three months ended June 30, 2023. For the three months ended June 30, 2023 and 2022, the Company had two customers. The first is a European global energy industry for whom we are in a technology assessment project to evaluate our microwave catalysis process for mixed waste plastics. The Company has a contractual agreement with this customer for the technology assessment project. The second is a construction contractor with expertise in the deployment of solar farm systems.  The Company has a Interim Joint Product Development and Sales Representation Agreement with this customer, and the companies subsequently signed a Joint Venture Agreement on August 28, 2022 that supersedes the Interim Joint Product Development and Sales Representation Agreement.

Operating Expenses

Operating expenses were $265,509 for the three months ended June 30, 2023 compared to $189,578 for the three months ended June 30, 2022.

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to identify potential acquisitions, joint ventures and licensing opportunities.

We incurred $60,810 and $4,545 in research and development expenses during the three months ended June 30, 2022 and 2021, respectively.

We incurred $37,500 and $37,500 in compensation expenses during the three months ended June 30, 2023 and 2022, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

Loss from operations was $230,539 for the three months ended June 30, 2022 compared to $168,023 for the three months ended June 30, 2021.

Other Income (Expenses)

Other income (expenses) was $5,786,228 during the three months ended June 30, 2023 compared to other income (expenses) of ($5,55,713) in the three months ended June 30, 2022, a decrease of $38,339,635. Other income (expenses) is comprised primarily of gain/loss on derivative liabilities and interest expense. The gain from derivative liabilities for the three months ended June 30, 2023 was $6,120,022 compared to ($5,284,532) for the three months ended June 30, 2022, an increase of $11,404,554. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship.

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2023 was $5,555,689 compared to ($5,723,736) for the three months ended June 30, 2022, an increase of $11271,521. The increase in net income is primarily a result of the change in derivative liabilities.

For the six months ended June 30, 2023 versus June 30, 2022:

	June 30, 2023	June 30, 2022	$ Change
Gross revenue	$36,346	$21,555	$14,791
Operating expenses	388,534	447,092	(58,558)
Loss from operations	(352,188)	(425,537)	73,349
Other Income (expense)	(2,900,029)	(6,347,736)	3,447,707
Net Income (loss)	(3,252,217)	(6,773,273)	3,521,056
Net income (loss) per share - basic and diluted	$(0.0002)	$(0.0004)	$0.0002

Revenues

During the six months ended June 30, 2023, revenues were $36,346 compared to revenues of $21,555 during the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, the Company had two customers. The first is a European global energy industry for whom we are in a technology assessment project to evaluate our microwave catalysis process for mixed waste plastics. The Company has a contractual agreement with this customer for the technology assessment project. The second is a construction contractor with expertise in the deployment of solar farm systems.  The Company has an Interim Joint Product Development and Sales Representation Agreement with this customer, and the companies subsequently signed a Joint Venture Agreement on August 28, 2022 that supersedes the Interim Joint Product Development and Sales Representation Agreement.

Operating Expenses

Operating expenses were $388,534 for the six months ended June 30, 2023 compared to $447,092 for the six months ended June 30, 2022.

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to identify potential acquisitions, joint ventures and licensing opportunities.

We incurred $70,140 and $8,644 in research and development expenses during the six months ended June 30, 2023 and 2022, respectively.

We incurred $75,000 and $75,000 in compensation expenses during the six months ended June 30, 2023 and 2022, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

Loss from operations was $352,188 for the six months ended June 30, 2023 compared to $425,537 for the six months ended June 30, 2022.

Other Income (Expenses)

Other income (expenses) was ($2,900,029) during the six months ended June 30, 2023 compared to ($6,347,736) in the six months ended June 30, 2022, an increase of $3,447,707. Other expenses are comprised primarily of gain/loss on derivative liabilities and interest expense. The loss from derivative liabilities for the six months ended June 30, 2023 was ($2,236,792) compared to ($5,855,627) for the six months ended June 30, 2022, a decrease of $3,618,835. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship.

Net Income (Loss)

Net income (loss) for the six months ended June 30, 2023 was ($3,252,217) compared to ($6,773,273) for the six months ended June 30, 2022, a decrease of $3,521,056. The decrease in net loss is primarily a result of the change in derivative liabilities.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(25,910)	$(121,236)
Investing Activities	-	(27,247)
Financing Activities	33,138	136,456
Net increase in cash and restricted cash	$3,765	$(2,634)

For the six months ended June 30, 2023 and 2022, net cash (used in) operating activities was ($25,910) and ($121,236), respectively. The decrease in net cash (used in) operating activities for the six months ended June 30, 2023 was largely attributable to a decrease in net loss and loss from derivative liability during the six months ended June 30, 2023.

For the six months ended June 30, 2023 and 2022, net cash (used in) investing activities was $- and ($27,247), respectively.

For the six months ended June 30, 2023 and 2022, cash provided by financing activities was $33,138 and $136,456, respectively. The decrease in net cash provided from financing activities for the six months ended June 30, 2023 was largely attributable to a decrease in proceeds from convertible debt financings.

At June 30, 2023, we had current assets of $7,301, current liabilities of $27,645,058, a working capital deficit of $27,637,757 and an accumulated deficit of $67,256,173.

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

Convertible Notes

At June 30, 2023 and December 31, 2022, the Company had $2,070,244 and $2,160,034 in outstanding convertible debt, net, respectively. At June 30, 2023 and December 31, 2022, the Company had $1,495,586 and $1,781,104 of outstanding default principal, respectively. If all Convertible Notes were converted, shareholders would undergo significant dilution to their holdings.

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

Please see NOTE H – CONVERTIBLE DEBT, NET for further information.

Debt

At June 30, 2023 and December 31, 2022, the Company had $15,755,420 and $15,157,952 in total debt, exclusive of derivative liabilities, respectively. Please see NOTES F, G, H, I, J and K for further information.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2023.

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

Management has concluded that the material weakness described above currently exists as of June 30, 2023. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2023.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of June 30, 2023.

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

On June 21, 2023, the Company issued 549,457,550 shares of its common stock to Tangiers Investment Group, LLC in satisfaction of $47,000 principal and $62,892 interest against the convertible note dated March 27, 2014.

On June 22, 2023, the Company issued 83,315,050 shares of its common stock to Tangiers Investment Group, LLC in satisfaction of $10,000 principal and $6,663 interest against the convertible note dated October 11, 2016.

On June 22, 2023, the Company issued 246,773,250 shares of its common stock to Tangiers Investment Group, LLC in satisfaction of $30,910 principal and $18,445 interest against the convertible note dated January 30, 2017.

On June 23, 2023, the Company issued 150,000,000 shares of its common stock to William David Elder in full settlement of the Master Subcontractor Agreement entered by the parties dated January 24, 2022.

On June 26, 2023, the Company issued 67,000,000 shares of its common stock to Quick Capital, LLC in satisfaction of $4,191 principal, $1,750 deposit fees and $759 interest against the convertible note dated November 3, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit	Description

2.4	Certificate of Merger of Sanjay Haryma and Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and exchange Commission on August 31, 2021)
2.5	Certificate of Merger of SRM Networks, Inc. and Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and exchange Commission on August 31, 2021)
2.6	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (previously filed on Form 8-K with the Securities and Exchange on August 8, 2004.)
2.7	Certificate of Ownership and Merger of Innova Robotics and Automation, Inc. and Innova Holdings, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.1	Articles of Incorporation (previously filed on Form SB-2 with the Securities and Exchange Commission on August 7, 2001)
3.2	Bylaws (previously filed on Form SB-2 with the Securities and Exchange Commission on August 7, 2001)
3.3	Amendment to Articles of Incorporation- Name change to SRM Networks, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.4	Amendment to Articles of Incorporation- Name change to Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.5	Amendment to Articles of Incorporation- Increased authorized common stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.6	Amendment to Articles of Incorporation- Name change to Innova Holdings, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.7	Amendment to Articles of Incorporation- Name change to Innova Robotics and Automation, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.8	Amendment to Articles of Incorporation- Name change to CoroWare, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.9	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.10	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.11	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.12	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.13	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.14	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.15	Amendment to Articles of Incorporation- Name change to Open Road Shipping, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.16	Articles of Incorporation for CoroWare Treasury, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.17	Articles of Incorporation for Carbon Source Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.18	Amendment to Articles of Incorporation- Name change to CarbonMeta Technologies, Inc.
3.19	Articles of Organization of CarbonMeta Green Building Materials, LLC (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
3.20	Restated Articles of CarbonMeta Technologies, Inc. (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
3.21*	Certificate of Conversion CarbonMeta Green Building Materials, LLC
3.22*	Articles of Incorporation of Carbon Conversion Group, Inc.
4.1	Form of Subscription Agreement (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.2	Certificate of Designation of Series A Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.3	Certificate of Designation of Series B Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.4	Certificate of Designation of Series D Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)

4.5	Certificate of Designation of Series E Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.6	Restated Certificate of Designation of Series E Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.7	Certificate of Designation of Series F Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.8	Certificate of Designation of Series G Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.9	Certificate of Designation of Series C Preferred Stock (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.1	Forbearance Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.2	Amended and Restated Intellectual Security Agreement dated between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.3	Common Stock Purchase Warrant Agreement between CoroWare, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.4	Amended and Restated Global Security Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.5	Global Guaranty Agreement between CoroWare Technologies, Inc. and Robotic Workspace Technologies, Inc. in favor of YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.6	Amended and Restated Intellectual Security Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.7	Consulting Agreement between CoroWare, Inc. and Global Technologies, Ltd dated May 10, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.8	Convertible Promissory Note between CoroWare, Inc. and Tangiers Investment Group, LLC dated July 19, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.9	Settlement Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotics Workspace Technologies, Inc. and YA Global Investments, LP dated July 19, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.10	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.11	Promissory Note between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.12	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.13	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.14	Promissory Note between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.15	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.16	Debt Settlement Agreement between CoroWare, Inc. and RBB Capital, LLC dated October 25, 2021 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.17	Interim Joint Product Development and Sales Representation Agreement between the Company and Salvum Corporation dated January 11, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.18	Standby Equity Commitment Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.19	Registration Rights Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.20	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.21	Promissory Note between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.22	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.23	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.24	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RPG Capital Partners dated March 1, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.25	Master Subcontractor Agreement between CarbonMeta Technologies, Inc. and Elder and Associates, LLC dated January 24, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.26	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.27	Promissory Note between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)

10.28	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.29	Registration Rights Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.30	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.31	Promissory Note between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.32	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.33	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.34	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.35	Promissory Note between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.36	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.37	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.38	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.39	Promissory Note between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.40	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.41	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.42	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.43	Promissory Note between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.44	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.45	Registration Rights Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.46	License Agreement between CarbonMeta Technologies, Inc. and Ecomena Limited dated December 2, 2021 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.47	License Agreement between CarbonMeta Technologies, Inc. and Oxford University Innovation Limited (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.48	Operating Agreement of CarbonMeta Green Building Materials, LLC (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.49	Convertible Note between the Company and Tim Burgess dated February 12, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.50	Convertible Note between the Company and Azriel Nagar dated February 13, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.51	Convertible Note between the Company and Julian Herskowitz dated February 12, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.52	Promissory Note between the Company and Richard Wynns dated July 27, 2010 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.53	Convertible Promissory Note between the Company and Richard Wynns dated July 22, 2005 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.54	Amended and Restated secured Convertible Debenture between the Company and Westmount Holdings international Limited dated August 22, 2009 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.55	Convertible Promissory Note between the Company and Kelburgh Ltd dated February 21, 2012 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.56	Convertible Promissory Note between the Company and Premier IT Solutions dated October 5, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.57	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated March 11, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.58	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated January 7, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.59	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated March 11, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.60	Convertible Promissory Note between the Company and Barclay Lyons dated July 28, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.61	Convertible Promissory Note between the Company and Blackridge Capital, LLC dated February 21, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.62	Convertible Promissory Note between the Company and Patrick Tuohy dated April 1, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.63	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated March 9, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)

10.64	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated March 27, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.65	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated October 11, 2016 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.66	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated January 30, 2017 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.67	Convertible Promissory Note between the Company and AGS Capital Group, LLC dated February 25, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.68	Convertible Promissory Note between the Company and AGS Capital Group, LLC dated February 25, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.69	Convertible Promissory Note between the Company and Ralph Cariou dated March 12, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.70	Convertible Promissory Note between the Company and Ralph Cariou dated March 12, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.71	Convertible Note Purchase Agreement between the Company and Redwood Management, LLC dated March 21, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.72	Convertible Promissory Note between the Company and Burrington Capital dated April 2, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.73	Amended and Restated Secured Convertible Debenture between the Company and Patrick Ferro dated April 3, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.74	Amended and Restated Secured Convertible Debenture between the Company and Patrick Ferro dated April 14, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.75	Convertible Promissory Note between the Company and Ralph Cariou dated April 3, 2012 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.76	Convertible Promissory Note between the Company and Zoom Marketing dated April 23, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.77	Convertible Promissory Note between the Company and Jared Robert dated December 10, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.78	Amended and Restated Secured Convertible Debenture between the Company and Dakota Capital Pty Limited dated April 8, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.79	Convertible Promissory Note between the Company and Martin Harvey dated April 2, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.80	Promissory Note between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.81	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.82	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.83	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.84+	Employment agreement between the Company and Lloyd Spencer dated May 15, 2006 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.85	Registration Rights Agreement between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.86	Convertible Promissory Note between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.87	Securities Purchase Agreement between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.88	Registration Rights Agreement between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.89	Convertible Promissory Note between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.90	Securities Purchase Agreement between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.91	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and J.H. Darbie & Co., Inc. dated March 28, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.92	Fee Agreement between the Company and J.H. Darbie & Co., Inc. (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.93	Securities Purchase Agreement between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.94	Promissory Note between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.95	Registration Rights Agreement between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.96	SAAS Agreement between the Company and Gulp Data, Inc. dated August 17, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.97	Loan Agreement between the Company and Michael Sobeck dated August 16, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.98	Binding Memorandum of Understanding dated April 8, 2023 (previously filed on Form 8-K with the Securities and Exchange Commission on April 12, 2023)
10.99	Binding Memorandum of Understanding dated April 21, 2023 (previously filed on Form 8-K with the Securities and Exchange Commission on April 25, 2023)
10.100	Joint Venture Agreement between the Company and North Bay Resources, Inc. (previously filed on Form 8-K with the Securities and Exchange Commission on June 23, 2023)
10.101*	Waiver Agreement between the Company and Tangiers Investment Group, LLC
14.1	Code of Ethics (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
21.1	List of Subsidiaries (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of CarbonMeta Technologies, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2023

CARBONMETA TECHNOLOGIES, INC.

By:	/s/ Lloyd Spencer
Name:	Lloyd Spencer
Title:	Chief Executive Officer

