Form 10-Q
period 2023-09-30
CarbonMeta Technologies, Inc.
filed 2023-12-01
CIK 1156784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	COWI	OTC Markets “PINK”

As of December 1, 2023, there were 21,244,083,966 shares of the registrant’s common stock outstanding.

CARBONMETA TECHNOLOGIES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART I - FINANCIAL INFORMATION

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$(126)	$379
Accounts receivable	-	20,525
Inventory	3,157	3,157
Total Current Assets	3,031	24,061

Property and equipment, net of accumulated depreciation of $29,852 and $18,235 at September 30, 2023 and December 31, 2022, respectively	17,272	28,889
Licenses, net of accumulated amortization of $18,457 and $32,229 at September 30, 2023 and December 31, 2022, respectively	60,799	138,274
Investment in Carbon Conversion Group, Inc.	84,998	-
TOTAL ASSETS	$166,100	$191,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,435,157	$11,457,444
Loan payable to Carbon Conversion Group, Inc.	97,080	-
Obligations collateralized by receivables	206,236	206,236
Convertible debt, net	2,083,340	2,160,034
Notes payable	154,873	154,873
Notes payable - related parties	199,415	199,415
Small Business Administration loan	979,950	979,950
Derivative liability	8,643,845	9,652,846
Total Current Liabilities	24,799,896	24,810,798
TOTAL LIABILITIES	$24,799,896	$24,810,798

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Redeemable convertible preferred stock, Series A, $0.001 par value, 125,000 shares authorized, 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series B, $0.001 par value, 525,000 shares authorized, 159,666 and 159,666 shares issued and outstanding	160	160
Redeemable convertible preferred stock, Series C, $0.001 par value, 500,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Redeemable convertible preferred stock, Series D, $0.001 par value, 500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding	100	100
Redeemable convertible preferred stock, Series E, $0.001 par value, 1,000,000 shares authorized, 821,377 and 821,377 shares issued and outstanding, respectively	821	821
Redeemable convertible preferred stock, Series F, $0.001 par value, 500,000 shares authorized, 190,000 and 190,000 shares issued and outstanding	190	190
Redeemable convertible preferred stock, Series G, $0.001 par value, 500,000 shares authorized, 25,000 and 25,000 shares issued and outstanding	25	25
Common stock; 35,000,000,000 and 35,000,000,000 shares authorized at $0.0001 par value, 21,044,083,966 and 18,831,386,254 shares issued, respectively; 21,018,786,962 and 18,643,205,254 shares outstanding, respectively	2,104,409	1,883,139
Additional paid-in capital	37,687,120	37,515,219
Treasury stock – 25,297,004 and 188,181,000 shares of common stock	(3,190)	(18,997)
Accumulated other comprehensive income	4,005	3,725
Accumulated deficit	(64,427,436)	(64,003,956)
TOTAL STOCKHOLDERS’ DEFICIT	(24,633,796)	(24,619,574)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$166,100	$191,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2023 and 2022

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Contract services revenues	$-	$27,987	$21,346	$49,542
Consulting fees from Salvum Corporation affiliate	17,000	-	32,000	-
Total	17,000	27,987	53,346	49,542

OPERATING EXPENSES:
Chief executive officer compensation	37,500	37,500	112,500	112,500
Legal and professional fees	533	87,145	90,378	255,154
Investor relations	9,427	25,357	17,147	61,139
Consulting fees	11,525	6,948	43,350	28,839
Sales and marketing	-	18,451	23,108	53,878
Research and development	28,591	6,176	98,731	14,820
Amortization of licenses	5,097	6,598	18,077	21,028
Depreciation of equipment	3,914	3,914	11,616	11,616
Other operating expenses	73,178	19,226	143,392	99,433
TOTAL OPERATING EXPENSES	169,765	211,315	558,299	658,407

LOSS FROM OPERATIONS	(152,765)	(183,328)	(504,953)	(608,865)

OTHER (EXPENSE) INCOME:
Gain from derivative liabilities	3,245,793	6,837,508	1,009,001	981,881
Interest expense (including amortization of debt discounts of $13,096, $58,433, $114,543 and $104,035, respectively)	(304,227)	(301,854)	(967,464)	(788,963)
Gain (loss) from debt settlements	-	(2,000)	-	(7,000)
Other income - net	600	-	600	-
Loss from deconsolidation of Carbon Conversion Group, Inc.	(29,775)	-	(29,775)	-
TOTAL OTHER INCOME - NET	2,912,391	6,533,654	12,362	185,918

INCOME (LOSS) BEFORE INCOME TAXES	2,759,626	6,350,326	(492,591)	(422,947)

Income taxes	-	-	-	-

Net income (loss)	$2,759,626	$6,350,326	$(492,591)	$(422,947)
Loss attributable to non-controlling interest of Carbon Conversion Group, Inc.	(19,629)	-	(19,629)	-
Net income (loss) attributable to CarbonMeta Technologies, Inc.	$2,779,255	$6,350,326	$(472,962)	$(422,947)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.0001	$0.0003	$(0.0000)	$(0.0000)
Weighted average number of common shares outstanding – basic and diluted	20,879,410,051	18,748,701,469	19,842,059,413	18,573,169,633

Comprehensive income (loss):
Net income (loss)	$2,759,626	$6,350,326	$(492,591)	$(422,947)
Foreign currency translation adjustments	3,743	(11,422)	280	(2,029)
Comprehensive income (loss)	$2,763,369	$6,338,904	$(492,311)	$(424,976)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock						Common Stock		Additional			Accumulated Other
	Series B	Series D	Series E	Series F	Series G	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income	Total

Balances, December 31, 2021	159,666	100,000	791,567	180,000	25,000	$1,256	17,592,057,165	$1,759,206	$36,775,736	$(18,997)	$(64,404,388)	-	$(25,887,187)
Common stock issued for license	-	-	-	-	-	-	160,000,000	16,000	48,000	-	-	-	64,000
Common stock issued for services	-	-	-	-	-	-	203,333,334	20,333	52,667	-	-	-	73,000
Common stock and warrants issued in connection with convertible notes financings, net of placement agent fee of $1,350	-	-	-	-	-	-	60,500,000	6,050	102,600	-	-	-	108,650
Common stock issued for accrued executive compensation	-	-	-	-	-	-	428,571,428	42,857	107,143	-	-	-	150,000
Common stock issued for accrued consulting fees	-	-	-	-	-	-	206,896,552	20,690	279,310	-	-	-	300,000
Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	(1,049,537)	-	(1,049,537)
Balances, March 31, 2022	159,666	100,000	741,567	180,000	25,000	$1,256	18,651,358,479	$1,865,136	$37,365,456	$(18,997)	$(65,453,925)	$-	$(26,241,074)
Preferred stock adjustments	-	-	29,810	10,000	-	40	-	-	(40)	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	200,000,000	2,000	5,000	-	-	-	7,000
Common stock and warrants issued in connection with convertible note financings	-	-	-	-	-	-	16,527,775	1,653	29,153	-	-	-	30,806
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	9,393	9,393
Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	(5,723,736)	-	(5,723,736)
Balances, June 30, 2022	159,666	100,000	821,377	190,000	25,000	$1,296	18,867,886,254	$1,868,789	$37,399,569	$(18,997)	$(71,177,661)	$9,393	$(31,917,611)
Common stock and warrants issued in connection with convertible note financings	-	-	-	-	-	-	90,000,000	9,000	96,000	-	-	-	105,000
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	(11,422)	(11,422)
Net income for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	6,350,326	-	6,350,326
Balances, September 30, 2022	159,666	100,000	821,377	190,000	25,000	$1,296	18,777,886,254	$1,877,789	$37,495,569	$(18,997)	$(64,807,335)	$(2,029)	$(25,453,707)

Balances, December 31, 2022	159,666	100,000	821,377	190,000	25,000	$1,296	18,831,386,254	$1,883,139	$37,515,219	$(18,997)	$(64,003,956)	$3,725	$(24,619,574)
Common stock issued in connection with conversion of convertible notes	-	-	-	-	-	-	329,333,562	32,933	32,933	-	-	-	65,866
Common stock issued for services	-	-	-	-	-	-	200,000,000	20,000	-	-	-	-	20,000
Sale of Treasury stock	-	-	-	-	-	-	-	-	10,430	4,767	-	-	15,197
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	(1,055)	(1,055)
Net loss for three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	(8,807,906)	-	(8,807,906)
Balances, March 31, 2023	159,666	100,000	821,377	190,000	25,000	$1,296	19,360,719,816	$1,936,072	$37,558,582	$(14,230)	$(72,811,862)	$2,670	$(33,327,472)
Common stock issued for services	-	-	-	-	-	-	150,000,000	15,000	15,000	-	-	-	30,000
Common stock issued in connection with conversion of convertible notes	-	-	-	-	-	-	1,270,864,150	127,087	107,886	-	-	-	234,973
Sale of Treasury stock	-	-	-	-	-	-	-	-	6,902	11,040	-	-	17,942
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	(2,408)	(2,408)
Net loss for three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	5,555,689	-	5,555,689
Balances, June 30, 2023	159,666	100,000	821,377	190,000	25,000	$1,296	20,781,583,966	$2,078,159	$37,688,370	$(3,190)	$(67,256,173)	$262	$(27,491,276)
Common stock and warrants issued in connection with convertible note financings	-	-	-	-	-	-	12,500,000	1,250	(1,250)	-	-	-	-
Common Stock issued as capital contribution to Carbon Conversion Group, Inc.	-	-	-	-	-	-	250,000,000	25,000	-	-	-	-	25,000
Deconsolidation of Carbon Conversion Group, Inc.	-	-	-	-	-	-	-	-	-	-	69,111	-	69,111
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	3,743	3,743
Net income for three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	2,759,626	-	2,759,626
Balances, September 30, 2023	159,666	100,000	821,377	190,000	25,000	$1,296	21,044,083,966	$2,104,409	$37,687,120	$(3,190)	$(64,427,436)	$4,005	$(24,633,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

	For the Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(492,591)	$(422,947)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation of equipment	11,616	11,616
Amortization of licenses	18,077	21,028
Amortization of debt discounts	114,543	104,035
Stock based compensation	50,000	80,000
Gain from derivative liability	(1,009,001)	(981,881)
Loss (gain) from debt settlements	-	7,000
Loss from deconsolidation of Carbon Conversion Group, Inc.	29,775	-
Changes in operating assets and liabilities:
Accounts receivable	20,525	(9,439)
Inventory	-	(3,157)
Prepaid expenses	-	30,000
Accounts payable and accrued expenses	1,126,053	921,102
NET CASH USED IN OPERATING ACTIVITIES	(131,003)	(242,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of license	-	(27,247)
NET CASH USED IN INVESTING ACTIVITIES	-	(27,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of treasury stock	33,138	-
Proceeds from convertible debt financings	-	243,400
Proceeds from notes payable	-	30,000
Proceeds from loan payable to Carbon Conversion Group, Inc.	97,080	-
Payments towards notes payable	-	(5,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	130,218	268,400

Exchange Rate Effect on Cash	280	(2,029)

Net increase (decrease) in cash	(505)	(3,519)
Cash at beginning of year	379	10,573
Cash at end of period	$(126)	$7,054

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Common Stock issued in satisfaction of accrued executive compensation	$-	$150,000
Common stock issued for accrued consulting fees	$-	$300,000
Common Stock issued for prepaid marketing fees	$-	25,000
Common Stock issued for license	$-	$64,000
Common Stock and Warrants issued in connection with convertible note financings	$-	$244,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

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

The Company has six wholly-owned subsidiaries: CoroWare Technologies, Inc. (“CTI”), CoroWare Robotics Solutions, Inc. (“CRS”), Robotic Workspace Technologies, Inc. (“RWT”), Carbon Source, Inc. (“CS”), CoroWare Treasury, Inc. (“CWT”), and CarbonMeta Research Ltd. (“CMR”), From August 30, 2022 to July 24, 2023, the Company had a 50.1% interest in CarbonMeta Green Building Materials, LLC (joint venture with Salvum Corporation)(“CMGBM”). Also, the Company has a 51% interest in AriCon, LLC (“AriCon”).

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

CarbonMeta Green Building Materials, LLC (“CMGBM”) was a joint venture with Salvum Corporation organized on August 30, 2022 to develop and market construction mix products that are carbon negative (see Production Agreement below).

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

For the three and nine months ended September 30, 2023 and 2022

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

Ecomena Limited

On December 2, 2021, the Company (“Licensee”) entered into a License of Agreement (the “Agreement”) with Ecomena Limited (an entity located in the United Kingdom) (“Licensor”). Under the terms of the Agreement, the Licensee will license the Licensed Technology to recycle industrial byproduct into cement free pavers and mortars that are environmentally friendly and continuously absorb carbon dioxide. The signing fees payable to the Licensor under the Agreement are £20,000 cash (approximately $27,247 at February 17, 2022), of which £10,000 has been paid by the Licensee, and 160,000,000 shares of the Company’s common stock, which was delivered to the Licensor on February 17, 2022. The royalty rate payable to the Licensor is 5% of net sales, subject to a minimum of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter. The term of the Agreement is five years from December 2, 2021 to December 2, 2026. The Licensee may terminate the Agreement for any reason at any time provided it gives Licensor six (6) months written notice to terminate expiring after December 2, 2024. If requested by the Licensee, the Licensor shall agree to the Agreement continuing in force after December 2, 2026. Effective August 28, 2023, the Company assigned its interest in the Ecomena license to Carbon Conversion Group, Inc. (see Notes E and F). As of the date of this filing, the Agreement is still in effect.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE A – ORGANIZATION (continued)

Production Agreement

On January 11, 2022, the Company entered into an Interim Joint Product Development and Sales Representation Agreement (the “Agreement”) with Salvum Corporation. Under the terms of the Agreement, the parties agree to work together to develop both CarbonMeta’s proprietary cementless paver products known as “Cementless Paver” and Salvum’s proprietary concrete alternative products known as “EarthCrete.” During the Term, Salvum agrees to manufacture CarbonMeta’s proprietary cementless paver products known as “Cementless Paver”. CarbonMeta reserves the right to appoint other manufacturers of the products and/or to engage other sales representatives for CarbonMeta’s proprietary cementless paver products known as “Cementless Paver” outside the United States of America. Although the Interim Joint Product Development and Sales Representation Agreement with Salvum Corporation had a term of 180 days and expired on July 11, 2022, the companies continued to work together, and the companies formed CarbonMeta Green Building Materials, LLC (“CMGBM”) and signed an Operating Agreement for Management of CMGBM on August 28, 2022 that superseded the Interim Joint Product Development and Sales Representation Agreement.

The Operating Agreement for Management of CMGBM (the “CMGBM Agreement”) provided for (1) the allocation of 501 Managing Membership units (50.1%) to CarbonMeta Technologies, Inc. (“COWI”) and 499 Managing Membership units (49.9%) to Salvum Corporation, (2) COWI capital contributions to CMGBM of (a) 250,000,000 shares of COWI common stock and (b) the assignment of the Ecomena Limited license agreement, and (3) Salvum Corporation capital contributions to CMGBM of (a) existing EarthCrete customer list and sales pipeline, and (b) license to use EarthCrete trademark worldwide. The CMGBM Agreement also provided that profits and losses (and distributions) of CMGBM shall be allocated on the basis of each Managing Member’s relative capital accounts and that a Managing Member may withdraw from CMGBM upon not less than six months prior written notice to each non-withdrawing Managing Member.

On July 24, 2023, the Company filed a Certificate of Conversion with the State of Wyoming for CMGBM, to convert CMGBM from a limited liability company to a corporation. In addition, the Company filed Articles of Incorporation changing the name of CMGBM to Carbon Conversion Group, Inc. (“CCGI”). CCGI has the authority to issue 100,000,000 shares of preferred stock, par value $0.0001 per share, and 500,000,000 shares of common stock, par value of $0.0001 per share. Please see NOTE F – INVESTMENT IN CARBON CONVERSION GROUP, INC. for further information.

On June 20, 2023, the Company announced plans to spin-off CCGI in the third quarter of 2023 on the basis of one share of CCGI common stock for every 3,000 shares of the Company’s common stock owned as of June 23, 2023.

Service Award

On June 10, 2022, our subsidiary, CarbonMeta Research Ltd. (“CMR”), was granted a Service Award (entitled “Waste Plastic Catalysis Proof of Concept”) from a business company located in Spain. The award provided for CMR to provide the customer with an initial prototype process for converting mixed waste plastic to hydrogen and solid carbon and for the customer to pay CMR a total of 50,000 Euros in four installments as certain milestones were met. As of March 31, 2023, all of the milestones had been met by CMR and CMR had invoiced the customer the full 50,000 Euros ($49,542), of which $40,103 was collected in the third quarter 2022 and $9,439 was collected in the fourth quarter 2022.

In October 2022, CMR was granted a second Service Award for 50,000 Euros to provide the customer with further details on the composition of the carbon products resulting from the microwave catalysis of waste plastics. In December 2022, CMR invoiced the customer for 20,000 Euros, which was collected in January 2023. In January 2023, CMR invoiced the customer for 10,000 Euros, which was collected in the quarter ended March 31, 2023. In April 2023 and May 2023, CMR invoiced the customer for a total of 10,000 Euros, which was collected in the quarter ended June 30, 2023. The project is expected to reach completion in 2024.

North Bay Resources Joint Venture

On June 21, 2023, the Company and North Bay Resources, Inc. (“NBRI”) entered into a definitive Joint Venture Agreement (the “Joint Venture Agreement”). Under the terms of the Joint Venture Agreement:

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE A – ORGANIZATION (continued)

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE A – ORGANIZATION (continued)

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

The principal technologies that the Company intends to commercialize and market to potential OEM customers comprise:

●	Microwave catalysis processes and affordable catalyst formulas for producing carbon black, graphite, nano-graphite, graphene, carbon nanotubes, and hydrogen;
●	Carbon sequestering concrete processes and formulas for producing carbon-negative building products that help alleviate climate change by capturing carbon dioxide (CO2) for renewable energy projects; and
●	Scalable and affordable technologies for extracting high-value metal oxides and rare earth metal oxides that can be further processed into high-value metals with strategic partners

The Company is partnering with a microwave reactor manufacturer in the United States to “scale up” waste plastics microwave processes.

The Company is working with Saudi Investment Research Corporation (SIRC) to develop carbon-negative concrete made from construction and demolition waste and proprietary CarbonMeta Technologies’ concrete mixtures for the production of concrete products.

The Company shall be partnering with a university in the United States and a university in India to develop and patent an affordable and scalable catalyst that can be used for catalyzing mixed plastic wastes and bio-wastes into carbon black, graphite, nano-graphite, graphene, carbon nanotubes, and hydrogen.

The Company is in the planning stages of working with a university partner in the United States to separate, purify, and characterize graphite, nano-graphite, graphene, and carbon nanotubes.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2023. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of CarbonMeta Technologies, Inc. and its six wholly-owned subsidiaries, CoroWare Technologies, Inc., CoroWare Robotics Solutions, Inc., Robotic Workspace Technologies, Inc., Carbon Source, Inc., CoroWare Treasury, Inc., and CarbonMeta Research Ltd. and its one majority owned subsidiary, ARiCon, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of CarbonMeta Research Ltd. (“CMR”) is the Great Britain pound (“GBP”); the functional currency of the Company and its other subsidiaries is the United States dollar. The assets and liabilities of CMR are translated at the GBR currency exchange rate at the end of the period ($1.219939 and $1.210159 at September 30, 2023 and December 31, 2022, respectively), the revenues and expenses of CMR are translated at the GBP average exchange rates during the period ($1.240500 and $1.164519 for the nine months ended September 30, 2023 and 2022, respectively), and stockholders’ equity (deficit) of CMR is translated at the historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions and has not experienced any losses in such accounts. As of September 30, 2023 and December 31, 2022, the Company did not have bank balances that exceeded the FDIC insured limits.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Licenses

The licenses acquired from Oxford University Innovation Limited and Ecomena Limited (see Note A) are stated at cost less accumulated amortization. Effective August 28, 2023, the Company assigned its interest in the Ecomena license to Carbon Conversion Group, Inc. (see Notes E and F). For the Oxford license, amortization is calculated using the straight-line method over the 10-year estimated life of the license. For the Ecomena license, amortization to August 28, 2023 was calculated using the straight-line method over the 5-year term of the license.

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

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts receivable and accounts payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported in the balance sheet for its notes and loans payable approximate fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the marketplace.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2023 and December 31, 2022, on a recurring basis:

SUMMARY OF ASSETS AND LIABILITIES MEASURED AND RECOGNIZED AT FAIR VALUE:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2023	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(8,643,845)	$-	$(8,643,845)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$(9,652,846)	$-	$(9,652,846)

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

For the three and nine months ended September 30, 2023 and 2022

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

Research and Development

Research and development costs relate to the development of new products, including significant improvements and refinements to existing products, and are expensed as incurred. Research and development expenses for the nine months ended September 30, 2023 and 2022 were $98,731 and $14,820, respectively.

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

The Company currently has convertible debt and preferred stock, which, if converted, as of September 30, 2023 and September 30, 2022, would have caused the Company to issue diluted shares totaling 62,091,949,897 and 24,713,991,521, respectively.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Additionally, as of September 30, 2023 and December 31, 2022, the Company has issued, and has outstanding, shares of Series B Preferred Stock which are entitled, prior to the declaration of any dividends on common stock, to earn a 5% dividend, payable in either cash or common stock of the Company. The Board of Directors has sole discretion to declare dividends based on the Company’s financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. At September 30, 2023 and December 31, 2022, there were cumulative undeclared dividends to Preferred Series B shareholders of $133,715 and $127,728, respectively, the obligation for which is contingent on declaration by the board of directors. At September 30, 2023 and December 31, 2022 there were accrued unpaid declared dividends of $15,969 and $15,969, respectively (which are included in accounts payable and accrued expenses).

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE C – GOING CONCERN

The Company has a working capital deficit of $24,796,865 and $24,786,737 as of September 30, 2023 and December 31, 2022, respectively. The Company has accumulated deficits of $64,427,436 and $64,003,956 as of September 30, 2023 and December 31, 2022, respectively. Additionally, the Company is in default of substantially all of its debt and other obligations (see Notes G, I, J and L). Because of these and other factors, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through the use of private placements, public offerings and/or bank financing.

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

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Computer equipment and software	$1,325	$1,325
Filament production equipment	45,799	45,799
Subtotal	47,124	47,124
Less: accumulated depreciation	(29,852)	(18,235)
Property and equipment, net	$17,272	$28,889

Depreciation of equipment expense for the nine months ended September 30, 2023 and 2022 was $11,616 and $11,616, respectively.

NOTE E – LICENSES, NET

The licenses, net, consist of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
License acquired from Oxford University Innovation Limited on June 2, 2021 (see Note A)	$79,256	$79,256
License acquired from Ecomena Limited effective February 17, 2022 (see Note A)	-	91,247
Subtotal	79,256	170,503
Accumulated amortization	(18,457)	(32,229)
License, net	$60,799	$138,274

Effective August 28, 2023, the Company assigned its interest in the Ecomena license to Carbon Conversion Group, Inc. (see Note F).

Amortization of licenses expense for the nine months ended September 30, 2023 and 2022 was $18,077 and $21,028, respectively.

At September 30, 2023, the expected future amortization of licenses expense was:

Fiscal year ending December 31:
2023 (excluding the nine months ended September 30, 2023)	$1,981
2024	7,926
2025	7,926
2026	7,926
2027	7,926
Thereafter	27,114
Total	$60,799

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE F – INVESTMENT IN CARBON CONVERSION GROUP, INC.

The Company’s investment in Carbon Conversion Group, Inc. consisted of the following at September 30, 2023:

September 30,
2023
Fair value of 6,000,000 shares of Carbon Conversion Group, Inc. common stock acquired effective July 24, 2023 pursuant to the Plan of Conversion dated June 24, 2023	$600
Issuance of 250,000,000 shares of CarbonMeta Technologies, Inc. common stock to Carbon Conversion Group, Inc. effective August 28, 2023	25,000
Assignment of Ecomena Limited license to Carbon Conversion Group, Inc. effective August 28, 2023 (Note A)	59,398
Total	$84,998

On July 24, 2023, CarbonMeta Green Building Materials, LLC (“CMGBM”) was converted from a Limited Liability Corporation to a C Corporation and was renamed Carbon Conversion Group, Inc. (“CCGI”). Pursuant to the Plan of Conversion executed by CarbonMeta Technologies, Inc. (“COWI”, a 50.1% member of CMGBM) and Salvum Corporation (49.9% member of CMGBM) on June 24, 2023, CCGI issued effective July 24, 2023: (1) 500,000 shares of CCGI Series A Preferred Stock to Lloyd Spencer, (2) 500,000 shares of CCGI Series A Preferred Stock to Robert Doherty, (3) 6,520,240 shares of CCGI common stock to COWI shareholders of record on June 23, 2023, (4) 6,259,430 shares of CCGI common stock to Salvum Corporation shareholders, (5) 6,000,000 shares of CCGI common stock to COWI, (6) 6,000,000 shares of CCGI common stock to Salvum Corporation, (7) a total of 10,500,000 shares of CCGI common stock to 5 directors and past directors of CCGI, and (8) a total of 1,112,500 shares of CCGI common stock to 33 employees and service providers.

After the July 24, 2023 issuances, COWI’s common stock ownership percentage of CCGI (formerly CMGBM) decreased from 50.1% to 16.4%. Prior to the July 24, 2023 issuances, CMGBM had net assets of $60,629 as follows:

Net
Assets
Prepaid expenses	$5,250
Due from COWI and Carbon Source, Inc.	83,830
Total assets	89,080
Negative cash balance	12,951
Accounts payable	15,500
Total liabilities	28,451
Net assets	60,629
Net assets attributable to non-controlling interest (49.9%)	(30,254)
Net assets attributable to CarbonMeta Technologies, Inc.	$30,375

For the period January 1, 2023 to July 23, 2023, CMGBM’s revenues and expenses were as follows:

Revenues and
Expenses
Consulting fees from Salvum Corporation affiliate	$25,000
Total revenues	25,000

Legal and professional fees	31,000
Consulting fees	10,000
Sales and marketing	1,800
Research and development	475
Other operating expenses	21,061
Total expenses	64,336
Net loss	(39,336)
Net loss attributable to non-controlling interest (49.9%)	19,629
Net loss attributable to CarbonMeta Technologies, Inc.	$(19,707)

As a result of COWI’s loss of its controlling interest of CCGI effective as of July 24, 2023, we deconsolidated CCGI from our consolidated financial statements effective July 24, 2023 and recognized a loss from deconsolidation of CCGI of $29,775 as follows:

Deconsolidation
Fair value of 6,000,000 shares of Carbon Conversion Group, Inc. common stock acquired effective July 24, 2023	$600
Net assets of CMGBM attributable to COWI	(30,375)
Loss from deconsolidation of CCGI	$(29,775)

NOTE G – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Accounts payable	$1,504,816	$1,434,142
Accrued interest	7,103,788	6,362,570
Accrued CEO compensation	987,000	874,500
Accrued CarbonMeta Research, Ltd. Board of Directors fees	102,202	63,314
Accrued payroll	110,335	110,335
Deferred compensation to Chief Technology Officer of Company subsidiary, CoroWare Technologies, Inc.	232,818	230,993
Payroll taxes payable	1,998,735	1,998,735
Commissions payable	221,188	221,188
Accrued consulting fees relating to the Mutual Release and Settlement Agreement dated July 19, 2021 with Y.A. Global Investments, LP (Note H)	50,000	50,000
Accrued dividends on Series B Preferred Stock	15,969	15,969
License fee and minimum royalty payable to Ecomena Limited	27,357	13,624
Other	80,949	82,074
Total	$12,435,157	$11,457,444

The accounts payable of $1,504,816 at September 30, 2023, which substantially all relate to year 2016 and prior, are liabilities of:

September 30,
2023
CarbonMeta Technologies, Inc.	$300,347
CoroWare Technologies, Inc.	1,157,662
CoroWare Robotics Solutions, Inc.	34,353
Carbon Source, Inc.	3,197
AriCon, LLC	9,257
Total	$1,504,816

The payroll taxes payable of $1,998,735 and commissions payable of $221,188 at September 30, 2023, which also substantially all relate to year 2016 and prior, are all liabilities of CoroWare Technologies, Inc. On October 28, 2021, the Company CEO submitted an Offer in Compromise with the Internal Revenue Service to satisfy the trust fund portion (approximately $1,400,000) of the liability for $534,457 and paid $106,891 to the Internal Revenue Service with the offer. To date, the Internal Revenue Service has not yet accepted or declined this Offer in Compromise.

NOTE H –OBLIGATIONS COLLATERALIZED BY RECEIVABLES, NET

Obligations collateralized by receivables consist of:

	September 30,	December 31,
	2023	2022
Knight Capital July 16, 2015 arrangement	$-	$-
Quick Fix Capital August 17, 2015 arrangement	48,907	48,907
Power Up January 8, 2016 arrangement	14,232	14,232
Power Up April 12, 2016 arrangement	67,645	67,645
Power Up April 28, 2016 arrangement	29,696	29,696
Power Up June 2, 2016 arrangement	45,756	45,756
Total	$206,236	$206,236

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I – CONVERTIBLE DEBT, NET

Convertible debt, net, consists of:

				Principal Balance at		Accrued Interest Balance at
Lender	Interest Rate	Default Rate	Conversion Price	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Westmount Holdings International, Ltd – loan date January 12, 2010 due on demand	14.00%	14.00%	(1)	$537,317	$537,317	$1,024,532	$968,268
Tangiers Investment Group, LLC – loan date March 9, 2013 and due date of March 9, 2014, in technical default	10.00%	20.00%	(2)	-	-	891	891
Tangiers Investment Group, LLC – loan date March 27, 2014 and due date of March 27, 2015, in technical default	10.00%	20.00%	0.0002	75,000	75,000	130,253	122,219
Tangiers Investment Group, LLC – due on demand	0.00%	15.00%	$0.0006	-	47,000	-	62,892
Tangiers Investment Group, LLC – loan date October 11, 2016 and due date of October 20, 2017, in technical default	0.00%	20.00%	$0.0002	-	10,000	-	6,663
Tangiers Investment Group, LLC – loan date January 30, 2017 and due date of January 30, 2018, in technical default	10.00%	20.00%	$0.0002	-	30,910	-	18,445
Tangiers Investment Group, LLC – loan date July 19, 2021 and due date of July 19, 2022, in technical default	10.00%	20.00%	$0.0002	105,000	105,000	35,384	15,275
Tangiers Investment Group, LLC – loan date September 8, 2021 and due date of September 8, 2022, in technical default	10.00%	20.00%	$0.0002	105,000	105,000	32,133	13,779
Tangiers Investment Group, LLC – loan date March 21, 2022 and due date of March 21, 2023, in technical default	12.00%	16.00%	$0.0002	55,000	55,000	11,193	5,153
Lloyd T. Spencer (the Company’s sole officer and director) – loan date March 7, 2022 and due date of March 7, 2023, in technical default	12.00%	16.00%	$0.0002	-	66,000	-	6,488
Dakota Capital Pty, Ltd – loan date April 8, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(3)	200,000	200,000	265,425	244,482
Zoom Marketing – loan date August 23, 2013 and due date of January 23, 2014, in technical default	5.00%	10.00%	(8)	65,000	65,000	67,180	62,319
Burrington Capital, LLC – loan date April 2, 2014 and due date of October 1, 2014, in technical default	10.00%	15.00%	(12)	25,000	25,000	75,500	64,897
Patrick Ferro – loan date April 3, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(13)	26,825	26,825	41,512	38,704
Barry Liben – loan date April 3, 2014 and due date of December 31, 2014, in technical default	0.00%	0.00%	(13)	52,800	52,800	-	-
Jared Robert – loan date December 10, 2014 and due date of June 10, 2015, in technical default	10.00%	15.00%	(12)	20,000	20,000	52,518	44,867
Raphael Cariou – loan date August 3, 2012 and due date of February 3, 2013, in technical default	10.00%	15.00%	(4)	7,000	7,000	29,028	25,227
Raphael Cariou – loan date March 12, 2015 and due date of September 12, 2015, in technical default	24.00%	29.00%	(4)	82,178	82,178	875	684,080
Raphael Cariou - loan date March 12, 2015 and due date of September 12, 2015, in technical default	24.00%	29.00%	(4)	94,178	94,178	972,524	766,739
Redwood Management, LLC – loan date of March 21, 2011 and due date of March 18, 2013, in technical default	14.00%	14.00%	(1)	123,936	123,936	183,658	170,680
AGS Capital Group, LLC – loan date of February 25, 2013 and due date of February 25, 2014, in technical default	14.00%	14.00%	(9)	8,640	8,640	131,818	117,931
AGS Capital Group, LLC – loan date of February 25, 2013 and due date of February 25, 2014, in technical default	14.00%	14.00%	(9)	42,000	42,000	141,589	123,437
Tim Burgess – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	$1.00	50,000	50,000	150,024	144,414
Azriel Nagar – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	$1.00	50,000	50,000	150,024	144,414
Kelburgh, Ltd – loan date of February 12, 2012 and due date of March 22, 2012, in technical default	10.00%	15.00%	(8)	13,000	13,000	60,073	52,363
Premier IT Solutions – loan date of October 5, 2011 and due date of March 5, 2012, in technical default	10.00%	15.00%	(7)	21,962	21,962	106,553	92,994
LG Capital Funding, LLC – loan date of March 11, 2014 and due date of March 11, 2015, in technical default	12.00%	24.00%	(11)	32,000	32,000	69,562	63,817
LG Capital Funding, LLC – loan date of January 7, 2015 and due date of January 7, 2016, in technical default	12.00%	24.00%	(11)	20,625	20,625	40,746	37,044
LG Capital Funding, LLC – loan date of March 11, 2014 and due date of March 11, 2015, in technical default	12.00%	24.00%	(11)	24,000	24,000	52,171	47,863
Barclay Lyons – loan date of January 28, 2011 and due date of July 28, 2011, in technical default	21.00%	36.00%	(6)	10,750	10,750	48,248	45,354
Blackridge Capital, LLC – loan date of April 2, 2011 and due date of July 28, 2011, in technical default	10.00%	15.00%	(7)	6,985	6,985	140,826	125,231
Blackridge Capital, LLC – loan date of February 21, 2014 and due date of September 21, 2014, in technical default	8.00%	8.00%	(10)	5,000	5,000	5,521	4,912
Julian Herskowitz – loan date of July 8, 2003 and due date of January 8, 2004, in technical default	8.00%	15.00%	(14)	-	-	16,287	16,287
Patrick Tuohy – loan date of April 1, 2014 and due date of December 31, 2014, in technical default	14.00%	14.00%	(12)	-	-	153	153
Richard Wynns – loan date July 22, 2005 and due date of December 31, 2006, in technical default	5.00%	5.00%	$0.15	7,500	7,500	7,782	7,502
Richard Wynns - loan date July 26, 2010 and due date of December 31, 2011, in technical default	10.00%	10.00%	(5)	93,997	93,997	124,521	117,472
MacRab LLC – loan date May 10, 2022 and due date of May 10, 2023	12.00%	16.00%	$0.0002	33,056	33,056	5,963	2,554
BHP Capital NY Inc. - loan date July 14, 2022 and due date of July 14, 2023	12.00%	12.00%	$0.0002	-	25,000	-	1,397
Quick Capital LLC - loan date July 14, 2022 and due date of July 14, 2023	12.00%	12.00%	$0.0002	16,864	25,000	3,427	1,397
Quick Capital LLC - loan date November 1, 2022 and due date of November 1, 2023	12.00%	16.00%	$0.0002	5,809	10,000	960	201
Robert Papiri Defined Benefit Plan - loan date July 15, 2022 and due date of July 15, 2023	12.00%	12.00%	$0.0002	10,000	10,000	1,520	556
Robert Papiri Defined Benefit Plan - loan date November 16, 2022 and due date of November 16, 2023	12.00%	16.00%	$0.0002	10,000	10,000	1,045	148
Robert Papiri Defined Benefit Plan - loan date December 11, 2022 and due date of December 11, 2023	12.00%	16.00%	0.0002	5,000	5,000	482	33
Robert Papiri Defined Contribution Plan - loan date July 15, 2022 and due date of July 15, 2023	12.00%	16.00%	$0.0002	2,500	2,500	380	139
RPG Capital Partners, Inc - loan date July 15, 2022 and due date of July 15, 2023	12.00%	16.00%	$0.0002	2,500	2,500	380	139
RPG Capital Partners, Inc - loan date August 4, 2022 and due date of August 4, 2023	12.00%	16.00%	$0.0002	25,000	25,000	3,647	1,225
RPG Capital Partners, Inc - loan date September 12, 2022 and due date of September 12, 2023	12.00%	16.00%	$0.0002	15,000	15,000	1,894	542
Total				2,086,422	2,277,659	5,051,191	4,471,583
Less debt discounts				(3,082)	(117,625)	-	-
Net				$2,083,340	$2,160,034	$5,051,191	$4,471,583

(1)	Lesser of (a) $0.02 or (b) 85% of the lowest closing price during the 30-day trading period prior to conversion.
(2)	50% of the lowest closing price during the 20-day trading period prior to conversion.
(3)	Lesser of (a) $0.02 or (b) 50% of the lowest volume weighted average price during the 30-day trading period prior to conversion.
(4)	86.9565% of the average prices of the five trading days prior to the conversion date.
(5)	75% of the average of the three lowest closing prices during the 10-day trading period prior to conversion.
(6)	50% of the lesser of (i) the closing price on the day prior to conversion, or (ii) the volume-weighted-average closing price of the five-day trading period prior to conversion, though in no instance shall the conversion price be less than $0.0001.
(7)	Average of the five trading days prior to the applicable conversion date, with the number of conversion shares multiplied by 115%.
(8)	85% of the average of the five trading days prior to the applicable conversion date.
(9)	35% of the lowest closing price during the 20-day trading period prior to conversion.
(10)	60% of the lowest closing price during the 30-day trading period prior to conversion
(11)	50% of the lowest closing price during the 10-day trading period prior to, and including the date of, conversion
(12)	60% of the lowest closing price during the 20-day trading period prior to conversion, or $0.01, whichever is lower.
(13)	50% of the average of the three lowest closing prices during the 30-day trading period prior to conversion, or $0.02, whichever is lower, with the conversion rate being rounded to $0.0001 or whole share.
(14)	65% of the lowest closing price during the 7-day trading period prior to conversion

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I – CONVERTIBLE DEBT, NET (continued)

On June 16, 2023, the Company entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) with Tangiers Investment Group, LLC. Under the terms of the Waiver Agreement, the Convertible Promissory Note dated March 17, 2014 in the principal amount of $75,000 shall no longer accrue interest after the effective date of the Waiver Agreement. In addition, the conversion price for the Convertible Promissory Note dated March 27, 2014 in the principal amount of $75,000, the Convertible Promissory Note dated March 27, 2014 in the original principal amount of $600,000, the Convertible Promissory Note dated October 11, 2016 in the original principal amount of $85,000, the Convertible Promissory Note dated January 30, 2017 in the original principal amount of $55,000, the Convertible Promissory Note dated July 19, 2021 in the principal amount of $105,000 and the Convertible Promissory Note dated September 8, 2021 in the principal amount of $105,000 shall be changed to $0.0002. On June 21, 2023 and June 22, 2023, the Company issued a total of 879,545,850 shares of its common stock to Tangiers Investment Group, LLC in satisfaction of a total of $87,910 principal and $88,000 interest against the convertible notes dated March 27, 2014, October 11, 2016 and January 30, 2017 (see Note O).

In the Company’s evaluation of each convertible debt instrument in accordance with FASB ASC 815, Derivatives and Hedging, based on the variable conversion price, it was determined that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions for equity classification. As such, the conversion and other features were compounded into one instrument, bifurcated from the debt instrument and carried as a derivative liability, at fair value (Please see NOTE M – DERIVATIVE LIABILITY for further information). As of September 30, 2023 and December 31, 2022, debt discounts related to convertible notes payable totaled $3,082 and $117,625, respectively.

NOTE J – NOTES PAYABLE

Notes payable consist of:

	Principal Balance		Accrued Interest Balance
Description (i)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Gary Sumner June 29, 2017 note, interest at 5% compounded (default simple interest at 18%), due March 31, 2018	$45,000	$45,000	$120,314	$114,255
LTC International Corp July 3, 2018 note, interest at 20.8% (default interest at 41.6%), due December 17, 2018	4,732	4,732	32,179	30,707
Richard Wynns July 27, 2010 note, interest at 18% compounded (default compounded interest at 21%), due January 23, 2011	25,000	25,000	355,621	300,313
Barclay Lyons March 15, 2011 note, interest at 18.99% (default interest at 28.99%), due March 25, 2011	15,000	15,000	54,523	51,271
John Kroon March 17, 2010 note, interest at 18% compounded (default compounded interest at 21%), due September 13, 2010	10,000	10,000	154,344	130,345
Walter Jay Bell October 18, 2013 note, interest at 10%, due November 29, 2013	10,000	10,000	10,005	9,257
Walter Jay Bell April 24, 2016 note, interest at 10%, due September 30, 2016	8,641	8,641	3,238	2,915
George Ferch March 29, 2011 note, interest at 0% (default compounded interest at 21%), due June 27, 2011	5,000	5,000	58,582	49,536
Blackridge, LLC April 11, 2012 note, interest at 5% (default interest at 5%), due May 25, 2012	1,500	1,500	1,083	1,027
Michael Sobeck August 16, 2022 note, interest at 12%, due August 16, 2023	30,000	30,000	1,200	300
Total	$154,873	$154,873	$791,089	$689,927

(i)	Unless otherwise noted, interest is simple interest.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE K – NOTES PAYABLE, RELATED PARTIES

As of September 30, 2023 and December 31, 2022, the Company had an aggregate total of $199,415 and $199,415, respectively, in related party notes payable. These notes bear simple interest at rates ranging from 10% to 18% per annum, with default simple interest at rates ranging from 10% to 24% per annum. Accrued interest on related party notes payable totaled $499,693 and $468,562 at September 30, 2023 and December 31, 2022, respectively.

NOTE L – SMALL BUSINESS ADMINISTRATION LOAN

On April 17, 2002, the Company borrowed $989,100 under a note agreement with the Small Business Administration. The note bears interest at 4% and is secured by the equipment and machinery assets of the Company. The balance outstanding at September 30, 2023 and December 31, 2022 was $979,950 and $979,950, respectively. The note calls for monthly installments of principal and interest of $4,813 beginning September 17, 2002 and continuing until April 17, 2032.

The Company and the Small Business Administration reached an agreement in November 2010, whereby the Small Business Administration would accept $500 per month for 12 months with payment reverting back to $4,813 in November 2011. The Company only made four payments under the modification agreement. The Company continues to carry the loan as a current term liability because current payments are not being made, resulting in a default. Accrued interest payable on the note totaled $761,815 and $732,497 as of September 30, 2023 and December 31, 2022, respectively.

NOTE M – DERIVATIVE LIABILITY

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE M – DERIVATIVE LIABILITY (continued)

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as items of other income or expense. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable and preferred stock.

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Risk-free interest rate	5.35%	4.41%
Expected options life	1 - 2 yrs	1-2 yrs
Expected dividend yield	-	-
Expected price volatility	488%	341%

For the nine months ended September 30, 2023, the Company’s derivative liability decreased from $9,652,846 at December 31, 2022 to $8,643,845 at September 30, 2023, and the Company recognized a gain from derivative liability of $1,009,001. For the nine months ended September 30, 2022, the Company’s derivative liability increased from $11,904,070 at December 31, 2021 to $10,918,883 at September 30, 2022, and the Company recognized a gain from derivative liability of $981,881.

NOTE N – PREFERRED STOCK

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

There were no issuances, conversions or redemptions of Series A Preferred Stock during the nine months ended September 30, 2023 and year ended December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE N – PREFERRED STOCK (continued)

There were no issuances, conversions or redemptions of Series B Preferred Stock during the nine months ended September 30, 2023 and year ended December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had 159,666 and 159,666 shares of Series B Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series B Preferred Stock of $153,888 and $145,763 as of September 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $22,974, $80,910, ($8,125) and $3,976 were credited (charged) to derivative income (expense) for the three and nine months ended September 30, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series C Preferred Stock during the nine months ended September 30, 2023 and year ended December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

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

There were no issuances, conversions or redemptions of Series D Preferred Stock during the nine months ended September 30, 2023 and year ended December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE N – PREFERRED STOCK (continued)

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series D Preferred Stock of $99,402 and $197,877 as of September 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $51,518, $96,167, $98,475 and $98,184 were credited (charged) to derivative income (expense) for the three and nine months ended September 30, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series E Preferred Stock during the nine months ended September 30, 2023 and year ended December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had 821,377 and 821,377 shares of Series E Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series E Preferred Stock of $816,466 and $1,625,314 as of September 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $784,223, $672,158, $808,848 and $15,304 were credited (charged) to derivative income (expense) for the three and nine months ended September 30, 2023 and 2022, respectively.

f) Series F Preferred Stock

On October 4, 2013, the Company filed the certificate of designation pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of 500,000 authorized shares of Series F Preferred Stock, par value $0.001 per share.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE N – PREFERRED STOCK (continued)

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

There were no issuances, conversions or redemptions of Series F Preferred Stock during the nine months ended September 30, 2023 and year ended December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had 190,000 and 190,000 shares of Series F Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series F Preferred Stock of $188,864 and $375,966 as of September 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $181,406, $143,222, $187,102 and $186,550 were credited (charged) to derivative income (expense) for the three and nine months ended September 30, 2023 and 2022, respectively.

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

There were no issuances, conversions or redemptions of Series G Preferred Stock during the nine months ended September 30, 2023 and year ended December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had 25,000 and 25,000 shares of Series G Preferred Stock issued and outstanding, respectively.

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

The Company estimated the fair value of the compound derivative using a common stock equivalent and the current share price of the Company’s common stock. As a result of this estimate, the Company’s valuation model resulted in a compound derivative balance associated with the Series G Preferred Stock of $24,851 and $49,469 as of September 30, 2023 and December 31, 2022, respectively. These amounts are included as a derivative liability on the Company’s consolidated balance sheet. Fair value adjustments of $23,869, $24,042, $24,618 and $24,546 were credited (charged) to derivative income (expense) for the three and nine months ended September 30, 2023 and 2022, respectively.

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE O – COMMON STOCK AND TREASURY STOCK

Common Stock

The Company is authorized to issue up to 35,000,000,000 shares of $0.0001 par value common stock, of which 21,018,786,962 and 18,643,205,254 shares were outstanding as of September 30, 2023 and December 31, 2022, respectively.

Issuances during the nine months ended September 30, 2023:

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

On August 1, 2023, the Company issued 12,500,000 shares of its common stock to the Robert Papiri Defined Benefit Plan as commitment shares for two convertible notes.

On August 28, 2023, the Company issued 250,000,000 shares of its common stock to Carbon Conversion Group, Inc. as per the terms of the joint venture with the Salvum Corporation.

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE O – COMMON STOCK AND TREASURY STOCK (continued)

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE O – COMMON STOCK AND TREASURY STOCK (continued)

Treasury Stock

As of September 30, 2023 and December 31, 2022, the Company held 25,297,004 and 188,181,000, respectively, shares of common stock in treasury.

NOTE P – STOCK OPTIONS AND WARRANTS

At September 30, 2023, the Company has outstanding a total of 1,146,000,000 warrants/options to the persons and upon the terms below:

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE P – STOCK OPTIONS AND WARRANTS (continued)

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

CARBONMETA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE P – STOCK OPTIONS AND WARRANTS (continued)

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

NOTE Q – COMMITMENTS AND CONTINGENCIES

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

For the nine months ended September 30, 2023 and 2022, chief executive officer compensation expense was $112,500 and $112,500, respectively. As of September 30, 2023 and December 31, 2022, the accrued chief executive officer compensation liability was $987,000 and $874,500, respectively.

Major Customers

For the nine months ended September 30, 2023, one customer (located in Spain) accounted for 100% of contract services revenues.

For the nine months ended September 30, 2023, one customer (Silt Energy Development, LLC) accounted for 100% of consulting fees revenues.

NOTE R – SUBSEQUENT EVENTS

On November 11, 2023, the Company and Saudi Investment Research Corporation entered into a Research and Development Agreement (the “Agreement”) whereby the Company was awarded an $850,000 Saudi Arabia Riyal (approximately $220,000) sole source contract to develop carbon-negative concrete made from construction and demolition waste and proprietary CarbonMeta Technologies’ concrete mixtures for the production of concrete street furniture that meets local specifications and standards.

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

The Company has six wholly-owned subsidiaries: CoroWare Technologies, Inc. (“CTI”), CoroWare Robotics Solutions, Inc. (“CRS”), Robotic Workspace Technologies, Inc. (“RWT”), Carbon Source, Inc. (“CS”), CoroWare Treasury, Inc. (“CWT”), and CarbonMeta Research Ltd. (“CMR”), From August 30, 2022 to July 24, 2023, the Company had a 50.1% interest in CarbonMeta Green Building Materials, LLC (joint venture with Salvum Corporation)(“CMGBM”). Also, the Company has a 51% interest in AriCon, LLC (“AriCon”).

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

Carbon Conversion Group, Inc. (f/k/a CarbonMeta Green Building Materials, LLC) (“CCG”) was a joint venture with Salvum Corporation organized on August 30, 2022 to develop and market construction mix products that are carbon negative (see Production Agreement below). Please see NOTE F – INVESTMENT IN CARBON CONVERSION GROUP, INC. for further information.

On June 12, 2023, the Company’s Board of Directors elected to spin-off CCG in a stock dividend to its shareholders. CarbonMeta Technologies’ shareholders will receive one (1) share of CCG common stock for every 3,000 shares of CarbonMeta Technologies common stock owned as of the Record Date (June 23, 2023). The Company has filed its Issuer Company-related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) for the proposed stock dividend.

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

Ecomena Limited

On December 2, 2021, the Company (“Licensee”) entered into a License of Agreement (the “Agreement”) with Ecomena Limited (an entity located in the United Kingdom) (“Licensor”). Under the terms of the Agreement, the Licensee will license the Licensed Technology to recycle industrial byproduct into cement free pavers and mortars that are environmentally friendly and continuously absorb carbon dioxide. The signing fees payable to the Licensor under the Agreement are £20,000 cash (approximately $27,247 at February 17, 2022), of which £10,000 has been paid by the Licensee, and 160,000,000 shares of the Company’s common stock, which was delivered to the Licensor on February 17, 2022. The royalty rate payable to the Licensor is 5% of net sales, subject to a minimum of £5,000 per year for license years 1 and 2, £3,000 for license year 3 and £1,000 for license year 4 and each license year thereafter. The term of the Agreement is five years from December 2, 2021 to December 2, 2026. The Licensee may terminate the Agreement for any reason at any time provided it gives Licensor six (6) months written notice to terminate expiring after December 2, 2024. If requested by the Licensee, the Licensor shall agree to the Agreement continuing in force after December 2, 2026. Effective August 28, 2023, the Company assigned its interest in the Ecomena license to Carbon Conversion Group, Inc. (see Notes E and F). As of the date of this filing, the Agreement is still in effect.

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

On July 24, 2023, the Company filed a Certificate of Conversion with the State of Wyoming for CGBM, to convert CGBM from a limited liability company to a corporation. In addition, the Company filed Articles of Incorporation changing the name of CGBM to Carbon Conversion Group, Inc. (“CCGI”). CCGI has the authority to issue 100,000,000 shares of preferred stock, par value $0.0001 per share, and 500,000,000 shares of common stock, par value of $0.0001 per share. Please see NOTE F – INVESTMENT IN CARBON CONVERSION GROUP, INC. for further information.

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

North Bay Resources Joint Venture

On June 21, 2023, the Company and North Bay Resources, Inc. (“NBRI”) entered into a definitive Joint Venture Agreement (the “Joint Venture Agreement”). Under the terms of the Joint Venture Agreement:

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

Results of Operations:

For the three months ended September 30, 2023 versus September 30, 2022:

	September 30, 2023	September 30, 2022	$ Change
Gross revenue	$17,000	$27,987	$(10,987)
Operating expenses	169,765	211,315	(41,550)
Loss from operations	(152,765)	(183,328)	(30,563)
Other income	2,912,391	6,533,654	(3,621,263)
Net income	2,759,626	6,350,326	(3,590,700)
Net income per share - basic and diluted	$0.0001	$0.0003	$(0.0002)

Revenues

During the three months ended September 30, 2023, revenues were $17,000 compared to revenues of $27,987 during the three months ended September 30, 2022. For the three months ended September 30, 2022, the Company accrued revenues from one customer, Carbon Conversion Group, Inc. (CCGI), which was formally “spun out” in the third quarter of 2023 on the basis of 1 (one) share of CCGI common stock for every 3,000 shares of the Company’s common stock owned as of June 23, 2023.

Carbon Conversion Group, Inc. realized revenues and accrued prepaid revenues resulting from the sale of solar panels and accompanying materials during the three months ended September 30, 2023.

Through service contract and technology licensing agreements, CarbonMeta Technologies will provide research and development support to CCGI and other commercial customers for scaling up the unique technologies and solutions that have been developed by CarbonMeta Technologies, including microwave catalysis for transforming waste plastics into valuable resources, and producing carbon negative EarthCrete.

Operating Expenses

Operating expenses were $169,765 for the three months ended September 30, 2023 compared to $211,315 for the three months ended September 30, 2022.

We incurred $28,591 and $6,176 in research and development expenses during the three months ended September 30, 2023 and 2022, respectively.

We incurred $37,500 and $37,500 in chief executive officer compensation expenses during the three months ended September 30, 2023 and 2022, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

Loss from operations was $152,765 for the three months ended September 30, 2023 compared to $183,328 for the three months ended September 30, 2022.

Other Income

Other income was $2,912,391 during the three months ended September 30, 2023 compared to other income (expenses) of $6,533,654 in the three months ended September 30, 2022, a decrease of $3,621,263. Other expenses is comprised primarily of gain/loss on derivative liabilities and interest expense. The gain from derivative liabilities for the three months ended September 30, 2023 was $3,245,793 compared to $6,837,508 for the three months ended September 30, 2022, a decrease of $3,591,715. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship.

Net Income

Net income for the three months ended September 30, 2023 was $2,759,626 compared to $6,350,326 for the three months ended September 30, 2022, a decrease of $3,590,700. The decrease in net income is primarily a result of the change in derivative liabilities.

For the nine months ended September 30, 2023 versus September 30, 2022:

	September 30, 2023	September 30, 2022	$ Change
Gross revenue	$53,346	$49,542	$3,804
Operating expenses	558,299	658,407	(100,108)
Loss from operations	(504,953)	(608,865)	(103,912)
Other income	12,362	185,918	(173,556)
Net (loss)	(492,591)	(422,947)	69,644
Net (loss) per share - basic and diluted	$(0.0000)	$(0.0000)	$(0.0000)

Revenues

During the nine months ended September 30, 2023, revenues were $53,346 compared to revenues of $49,542 during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the Company had two customers. The first is a European global energy industry for whom we are in a technology assessment project to evaluate our microwave catalysis process for mixed waste plastics. The second customer is Carbon Conversion Group, Inc., which was formally “spun out” in the third quarter of 2023 on the basis of 1 (one) share of CCGI common stock for every 3,000 shares of the Company’s common stock owned as of June 23, 2023.

Carbon Conversion Group, Inc. realized revenues and accrued prepaid revenues resulting from the sale of solar panels and accompanying materials during the three months ended September 30, 2023.

Through service contract and technology licensing agreements, CarbonMeta Technologies will provide research and development support to CCGI and other commercial customers for scaling up the unique technologies and solutions that have been developed by CarbonMeta Technologies, including microwave catalysis for transforming waste plastics into valuable resources, and producing carbon negative EarthCrete.

Operating Expenses

Operating expenses were $558,299 for the nine months ended September 30, 2023 compared to $658,407 for the nine months ended September 30, 2022.

We anticipate that our cost of revenues will increase in 2023 and 2024 and for the foreseeable future as we continue to identify potential acquisitions, joint ventures and licensing opportunities.

We incurred $98,731 and $14,820 in research and development expenses during the nine months ended September 30, 2023 and 2022, respectively.

We incurred $112,500 and $112,500 in executive compensation expenses during the nine months ended September 30, 2023 and 2022, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

Loss from operations was $504,953 for the nine months ended September 30, 2023 compared to $608,865 for the nine months ended September 30, 2022.

Other Income

Other income was $12,362 during the nine months ended September 30, 2023 compared to $185,918 in the nine months ended September 30, 2022, a decrease of $173,556. Other expenses are comprised primarily of gain/loss on derivative liabilities and interest expense. The gain from derivative liabilities for the nine months ended September 30, 2023 was $1,009,001 compared to $981,881 for the nine months ended September 30, 2022, an increase of $27,120. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship.

Net (Loss)

Net (loss) for the nine months ended September 30, 2023 was ($492,591) compared to ($422,947) for the nine months ended September 30, 2022, an increase of $69,644.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(131,003)	$(242,643)
Investing Activities	-	(27,247)
Financing Activities	130,218	268,400
Net increase in cash and restricted cash	$(505)	$(3,519)

For the nine months ended September 30, 2023 and 2022, net cash (used in) operating activities was ($131,003) and ($242,643), respectively. The decrease in net cash (used in) operating activities for the nine months ended September 30, 2023 was largely attributable to a loss from deconsolidation of Carbon Conversion Group, Inc. of $29,775 and accounts receivable of $20,525 during the nine months ended September 30, 2023.

For the nine months ended September 30, 2023 and 2022, net cash (used in) investing activities was $- and ($27,247), respectively.

For the nine months ended September 30, 2023 and 2022, cash provided by financing activities was $130,218 and $268,400, respectively. The decrease in net cash provided from financing activities for the nine months ended September 30, 2023 was largely attributable to a decrease in proceeds from convertible debt financing.

At September 30, 2023, we had current assets of $3,031, current liabilities of $24,799,896, a working capital deficit of $24,796,865 and an accumulated deficit of $64,427,436.

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

Convertible Notes

At September 30, 2023 and December 31, 2022, the Company had $2,083,340 and $2,160,034 in outstanding convertible debt, net, respectively. At September 30, 2023 and December 31, 2022, the Company had $1,495,586 and $1,781,104 of outstanding default principal, respectively. If all Convertible Notes were converted, shareholders would undergo significant dilution to their holdings.

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

Please see NOTE I – CONVERTIBLE DEBT, NET for further information.

Debt

At September 30, 2023 and December 31, 2022, the Company had $16,156,051 and $15,157,952 in total debt, exclusive of derivative liabilities, respectively. Please see NOTES G, H, I, J, K and L for further information.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2023.

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

Management has concluded that the material weakness described above currently exists as of September 30, 2023. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2023.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On March 3, 2023, the Company issued 200,000,000 shares of its common stock to New to The Street Group, LLC as per the terms of the Production & Broadcasting Agreement dated February 24, 2022.

On June 23, 2023, the Company issued 150,000,000 shares of its common stock to William David Elder in full settlement of the Master Subcontractor Agreement entered by the parties dated January 24, 2022.

On August 1, 2023, the Company issued 12,500,000 shares of its common stock to the Robert Papiri Defined Benefit Plan as commitment shares for two convertible notes.

On August 28, 2023, the Company issued 250,000,000 shares of its common stock to Carbon Conversion Group, Inc. as per the terms of the joint venture with the Salvum Corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit	Description

2.4	Certificate of Merger of Sanjay Haryma and Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and exchange Commission on August 31, 2021)
2.5	Certificate of Merger of SRM Networks, Inc. and Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and exchange Commission on August 31, 2021)
2.6	Agreement and Plan of Merger among the Company, RWT Acquisition, Inc and Robotic Workspace Technologies, Inc. dated July 21, 2004. (previously filed on Form 8-K with the Securities and Exchange on August 8, 2004.)
2.7	Certificate of Ownership and Merger of Innova Robotics and Automation, Inc. and Innova Holdings, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.1	Articles of Incorporation (previously filed on Form SB-2 with the Securities and Exchange Commission on August 7, 2001)
3.2	Bylaws (previously filed on Form SB-2 with the Securities and Exchange Commission on August 7, 2001)
3.3	Amendment to Articles of Incorporation- Name change to SRM Networks, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.4	Amendment to Articles of Incorporation- Name change to Hy-Tech Technology Group, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.5	Amendment to Articles of Incorporation- Increased authorized common stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.6	Amendment to Articles of Incorporation- Name change to Innova Holdings, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.7	Amendment to Articles of Incorporation- Name change to Innova Robotics and Automation, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.8	Amendment to Articles of Incorporation- Name change to CoroWare, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.9	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.10	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.11	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.12	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.13	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.14	Amendment to Articles of Incorporation- Capital structure (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.15	Amendment to Articles of Incorporation- Name change to Open Road Shipping, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.16	Articles of Incorporation for CoroWare Treasury, Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.17	Articles of Incorporation for Carbon Source Inc. (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
3.18	Amendment to Articles of Incorporation- Name change to CarbonMeta Technologies, Inc. (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
3.19	Articles of Organization of CarbonMeta Green Building Materials, LLC (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
3.20	Restated Articles of CarbonMeta Technologies, Inc. (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
3.21	Certificate of Conversion CarbonMeta Green Building Materials, LLC (previously filed on Form 10-Q with the Securities and Exchange Commission on August 22, 2023)
3.22	Articles of Incorporation of Carbon Conversion Group, Inc. (previously filed on Form 10-Q with the Securities and Exchange Commission on August 22, 2023)
4.1	Form of Subscription Agreement (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.2	Certificate of Designation of Series A Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.3	Certificate of Designation of Series B Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.4	Certificate of Designation of Series D Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)

4.5	Certificate of Designation of Series E Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.6	Restated Certificate of Designation of Series E Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.7	Certificate of Designation of Series F Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.8	Certificate of Designation of Series G Convertible Preferred Stock (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
4.9	Certificate of Designation of Series C Preferred Stock (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.1	Forbearance Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.2	Amended and Restated Intellectual Security Agreement dated between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.3	Common Stock Purchase Warrant Agreement between CoroWare, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.4	Amended and Restated Global Security Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.5	Global Guaranty Agreement between CoroWare Technologies, Inc. and Robotic Workspace Technologies, Inc. in favor of YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.6	Amended and Restated Intellectual Security Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotic Workspace Technologies, Inc. and YA Global Investments, L.P. dated February 5, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.7	Consulting Agreement between CoroWare, Inc. and Global Technologies, Ltd dated May 10, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.8	Convertible Promissory Note between CoroWare, Inc. and Tangiers Investment Group, LLC dated July 19, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.9	Settlement Agreement between CoroWare, Inc., CoroWare Technologies, Inc., Robotics Workspace Technologies, Inc. and YA Global Investments, LP dated July 19, 2021 (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
10.10	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.11	Promissory Note between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.12	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Tangiers Investment Group, LLC dated March 21, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.13	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.14	Promissory Note between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.15	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Lloyd T. Spencer dated March 7, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.16	Debt Settlement Agreement between CoroWare, Inc. and RBB Capital, LLC dated October 25, 2021 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.17	Interim Joint Product Development and Sales Representation Agreement between the Company and Salvum Corporation dated January 11, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.18	Standby Equity Commitment Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.19	Registration Rights Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.20	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated April 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.21	Promissory Note between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.22	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.23	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and MacRab, LLC dated May 10, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.24	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RPG Capital Partners dated March 1, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.25	Master Subcontractor Agreement between CarbonMeta Technologies, Inc. and Elder and Associates, LLC dated January 24, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.26	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.27	Promissory Note between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)

10.28	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.29	Registration Rights Agreement between CarbonMeta Technologies, Inc. and BHP Capital NY, Inc. dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.30	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.31	Promissory Note between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.32	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.33	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Quick Capital, LLC dated July 14, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.34	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.35	Promissory Note between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.36	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.37	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Benefit Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.38	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.39	Promissory Note between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.40	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.41	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.42	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.43	Promissory Note between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.44	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.45	Registration Rights Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated July 15, 2022 (previously filed on Form S-1 with the Securities and Exchange Commission on July 29, 2022)
10.46	License Agreement between CarbonMeta Technologies, Inc. and Ecomena Limited dated December 2, 2021 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.47	License Agreement between CarbonMeta Technologies, Inc. and Oxford University Innovation Limited (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.48	Operating Agreement of CarbonMeta Green Building Materials, LLC (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.49	Convertible Note between the Company and Tim Burgess dated February 12, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)

10.50	Convertible Note between the Company and Azriel Nagar dated February 13, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.51	Convertible Note between the Company and Julian Herskowitz dated February 12, 2003 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.52	Promissory Note between the Company and Richard Wynns dated July 27, 2010 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.53	Convertible Promissory Note between the Company and Richard Wynns dated July 22, 2005 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.54	Amended and Restated secured Convertible Debenture between the Company and Westmount Holdings international Limited dated August 22, 2009 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.55	Convertible Promissory Note between the Company and Kelburgh Ltd dated February 21, 2012 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.56	Convertible Promissory Note between the Company and Premier IT Solutions dated October 5, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.57	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated March 11, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.58	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated January 7, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.59	Convertible Promissory Note between the Company and LG Capital Funding, LLC dated March 11, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.60	Convertible Promissory Note between the Company and Barclay Lyons dated July 28, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.61	Convertible Promissory Note between the Company and Blackridge Capital, LLC dated February 21, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.62	Convertible Promissory Note between the Company and Patrick Tuohy dated April 1, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.63	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated March 9, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.64	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated March 27, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.65	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated October 11, 2016 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.66	Convertible Promissory Note between the Company and Tangiers Investment Group, LLC dated January 30, 2017 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.67	Convertible Promissory Note between the Company and AGS Capital Group, LLC dated February 25, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.68	Convertible Promissory Note between the Company and AGS Capital Group, LLC dated February 25, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.69	Convertible Promissory Note between the Company and Ralph Cariou dated March 12, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.70	Convertible Promissory Note between the Company and Ralph Cariou dated March 12, 2015 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)

10.71	Convertible Note Purchase Agreement between the Company and Redwood Management, LLC dated March 21, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.72	Convertible Promissory Note between the Company and Burrington Capital dated April 2, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.73	Amended and Restated Secured Convertible Debenture between the Company and Patrick Ferro dated April 3, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.74	Amended and Restated Secured Convertible Debenture between the Company and Patrick Ferro dated April 14, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.75	Convertible Promissory Note between the Company and Ralph Cariou dated April 3, 2012 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.76	Convertible Promissory Note between the Company and Zoom Marketing dated April 23, 2013 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.77	Convertible Promissory Note between the Company and Jared Robert dated December 10, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.78	Amended and Restated Secured Convertible Debenture between the Company and Dakota Capital Pty Limited dated April 8, 2014 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.79	Convertible Promissory Note between the Company and Martin Harvey dated April 2, 2011 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.80	Promissory Note between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.81	Registration Rights Agreement between CarbonMeta Technologies, Inc. and Robert Papiri Defined Contribution Plan dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.82	Securities Purchase Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.83	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and RGP Capital Partners, Inc. dated September 12, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.84+	Employment agreement between the Company and Lloyd Spencer dated May 15, 2006 (previously filed on Form S-1/A with the Securities and Exchange Commission on October 11, 2022)
10.85	Registration Rights Agreement between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.86	Convertible Promissory Note between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.87	Securities Purchase Agreement between the Company and Quick Capital, LLC dated November 1, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.88	Registration Rights Agreement between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.89	Convertible Promissory Note between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.90	Securities Purchase Agreement between the Company and Robert Papiri Defined Benefit Plan dated November 16, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.91	Common Stock Purchase Warrant Agreement between CarbonMeta Technologies, Inc. and J.H. Darbie & Co., Inc. dated March 28, 2022 (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.92	Fee Agreement between the Company and J.H. Darbie & Co., Inc. (previously filed on Form S-1/A with the Securities and Exchange Commission on December 7, 2022)
10.93	Securities Purchase Agreement between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.94	Promissory Note between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.95	Registration Rights Agreement between the Company and the Robert Papiri defined Benefit Plan dated December 11, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.96	SAAS Agreement between the Company and Gulp Data, Inc. dated August 17, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.97	Loan Agreement between the Company and Michael Sobeck dated August 16, 2022 (previously filed on Form 10-K with the Securities and Exchange Commission on April 20, 2023)
10.98	Binding Memorandum of Understanding dated April 8, 2023 (previously filed on Form 8-K with the Securities and Exchange Commission on April 13, 2023)
10.99	Binding Memorandum of Understanding dated April 21, 2023 (previously filed on Form 8-K with the Securities and Exchange Commission on April 25, 2023)
10.100	Joint Venture Agreement between the Company and North Bay Resources, Inc. (previously filed on Form 8-K with the Securities and Exchange Commission on June 23, 2023)
10.101	Waiver Agreement between the Company and Tangiers Investment Group, LLC (previously filed on Form 10-Q with the Securities and Exchange Commission on August 22, 2023)
14.1	Code of Ethics (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
21.1	List of Subsidiaries (previously filed on Form 1-A with the Securities and Exchange Commission on August 31, 2021)
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of CarbonMeta Technologies, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2023

CARBONMETA TECHNOLOGIES, INC.

By:	/s/ Lloyd Spencer
Name:	Lloyd Spencer
Title:	Chief Executive Officer

